Form 10-Q
period 2016-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2016-11-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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

The Company had 30,535,550 shares of common stock issued and outstanding as of November 2, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Sales	$209.3	$184.4	$641.2	$554.3
Cost of products sold	146.2	132.0	447.7	395.7
Gross Profit	63.1	52.4	193.5	158.6

Selling expense	6.0	5.5	18.8	16.0
Research expense	4.2	3.5	12.9	10.5
General expense	20.8	10.3	57.9	43.3
Total nonmanufacturing expenses	31.0	19.3	89.6	69.8

Restructuring and impairment expense	1.3	1.3	4.0	10.5
Operating Profit	30.8	31.8	99.9	78.3
Interest expense	3.9	1.7	12.6	5.3
Other income, net	0.7	1.3	4.0	9.5
Income from Continuing Operations before Income Taxes and Income from Equity Affiliates	27.6	31.4	91.3	82.5

Provision for income taxes	10.7	5.9	27.9	17.9
Income from equity affiliates, net of income taxes	1.8	0.1	2.4	4.3
Income from Continuing Operations	18.7	25.6	65.8	68.9
Income (Loss) from Discontinued Operations	—	0.2	—	(0.9)
Net Income	$18.7	$25.8	$65.8	$68.0

Net Income per Share - Basic:
Income per share from continuing operations	$0.62	$0.84	$2.16	$2.26
Income (loss) per share from discontinued operations	—	0.01	—	(0.03)
Net income per share – basic	$0.62	$0.85	$2.16	$2.23

Net Income per Share – Diluted:
Income per share from continuing operations	$0.61	$0.84	$2.15	$2.25
Income (loss) per share from discontinued operations	—	0.01	—	(0.03)
Net income per share – diluted	$0.61	$0.85	$2.15	$2.22

Weighted Average Shares Outstanding:

Basic	30,316,400	30,275,400	30,308,200	30,243,000

Diluted	30,458,800	30,408,600	30,443,100	30,366,600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income	$18.7	$25.8	$65.8	$68.0
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	0.2	(6.3)	5.3	(42.1)

Unrealized gains (losses) on derivative instruments	(0.3)	(15.4)	11.7	(25.1)
Less: Reclassification adjustment for losses on derivative instruments included in net income	0.6	3.7	6.2	7.3

Reclassification adjustment for amortization of postretirement benefit plans' costs (gains) included in net periodic benefit cost	1.0	(0.5)	2.1	(1.8)
Other Comprehensive Income (Loss)	1.5	(18.5)	25.3	(61.7)
Comprehensive Income	$20.2	$7.3	$91.1	$6.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$89.5	$186.5
Accounts receivable, net	137.0	119.4
Inventories	110.9	112.4
Assets held for sale	20.1	21.9
Other current assets	5.6	4.6
Total Current Assets	363.1	444.8

Property, Plant and Equipment, net	308.9	308.1
Deferred Income Tax Benefits	2.4	0.1
Investment in Equity Affiliates	67.6	67.5
Goodwill	232.4	233.3
Intangible Assets	203.5	213.9
Other Assets	27.0	22.3
Total Assets	$1,204.9	$1,290.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current debt	$3.2	$3.3
Accounts payable	47.1	49.0
Income taxes payable	9.4	5.3
Accrued expenses	70.7	85.5
Total Current Liabilities	130.4	143.1

Long-Term Debt	441.1	568.2
Pension and Other Postretirement Benefits	33.1	33.5
Deferred Income Tax Liabilities	48.3	45.3
Other Liabilities	26.6	32.0
Total Liabilities	679.5	822.1
Stockholders’ Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,554,217 and 30,474,149 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3.1	3.0
Additional paid-in-capital	57.2	53.7
Retained earnings	581.2	552.6
Accumulated other comprehensive loss, net of tax	(116.1)	(141.4)
Total Stockholders’ Equity	525.4	467.9
Total Liabilities and Stockholders’ Equity	$1,204.9	$1,290.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				68.0		68.0
Other comprehensive loss, net of tax					(61.7)	(61.7)
Dividends declared ($1.14 per share)				(34.7)		(34.7)
Restricted stock issuances, net	70,949	—	—			—
Stock-based employee compensation expense			1.7			1.7
Excess tax benefits of stock-based employee compensation			0.5			0.5
Stock issued to directors as compensation	2,638	—	0.1			0.1
Purchases and retirement of common stock	(63,365)	—		(2.9)		(2.9)
Balance, September 30, 2015	30,475,744	$3.0	$52.1	$543.1	$(138.2)	$460.0

Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income				65.8		65.8
Other comprehensive income, net of tax					25.3	25.3
Dividends declared ($1.20 per share)				(36.6)		(36.6)
Restricted stock issuances, net	94,576	0.1	—			0.1
Stock-based employee compensation expense			3.5			3.5
Excess tax expense of stock-based employee compensation			(0.2)			(0.2)
Stock issued to directors as compensation	5,031	—	0.2			0.2
Purchases and retirement of common stock	(19,539)	—		(0.6)		(0.6)
Balance, September 30, 2016	30,554,217	$3.1	$57.2	$581.2	$(116.1)	$525.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating
Net income	$65.8	$68.0
Less: Loss from discontinued operations	—	(0.9)
Income from continuing operations	65.8	68.9
Non-cash items included in net income:
Depreciation and amortization	33.3	29.0
Restructuring-related impairment	0.5	3.5
Deferred income tax provision	(3.3)	0.5
Pension and other postretirement benefits	2.7	3.4
Stock-based compensation	3.7	1.8
Income from equity affiliates	(2.4)	(4.3)
Gain on sale of intangible assets	(1.8)	(4.3)
Excess tax expense (benefits) of stock-based awards	0.2	(0.5)
Cash dividends received from equity affiliates	—	3.9
Other items	(1.2)	0.3
Changes in operating working capital:
Accounts receivable	(14.7)	(32.6)
Inventories	4.9	(3.0)
Prepaid expenses	(1.0)	—
Accounts payable	(2.5)	2.0
Accrued expenses	(7.2)	(1.5)
Accrued income taxes	6.1	12.6
Net changes in operating working capital - (use) source	(14.4)	(22.5)
Net cash provided by (used in) operating activities of:
- Continuing operations	83.1	79.7
- Discontinued operations	(0.1)	0.5
Net Cash Provided by Operations	83.0	80.2
Investing
Capital spending	(17.5)	(14.0)
Capitalized software costs	(1.7)	(0.7)
Acquisitions, net of cash acquired	—	(0.4)
Other investing	4.2	2.9
Net Cash Used in Investing	(15.0)	(12.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Financing
Cash dividends paid to SWM stockholders	(36.6)	(34.7)
Changes in short-term debt	—	0.2
Proceeds from issuances of long-term debt	35.6	35.5
Payments on long-term debt	(167.2)	(68.1)
Purchases of common stock	(0.6)	(2.9)
Excess tax benefits of stock-based awards	(0.2)	0.5
Net Cash Used in Financing	(169.0)	(69.5)
Effect of exchange rate changes on cash and cash equivalents	4.0	(20.3)
Decrease in cash and cash equivalents	(97.0)	(21.8)
Cash and cash equivalents at beginning of period	186.5	290.3
Cash and cash equivalents at end of period	$89.5	$268.5

Supplemental Cash Flow Disclosures
Cash paid for interest	$10.5	$5.2
Cash paid (recovered) for taxes, net	$24.4	$(3.7)
Change in capital spending in accounts payable and accrued liabilities	$1.3	$1.0
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

Through its Advanced Materials & Structures, or AMS, segment, the Company is a specialty producer of resin-based plastic netting through an extrusion process, as well as certain meltblown products, machined plastic core tubes, urethane films, and resin-based rolled products for use in other end segments, such as filtration, surface protection, medical and other industrials. As discussed more fully in Note 3. Business Acquisitions, in October 2015, the Company completed the acquisition of Argotec Intermediate Holdings LLC, or Argotec, a manufacturer of urethane films for use in high-performance niche applications such as surface and automotive paint protection, glass lamination, medical woundcare and other industrial uses. This acquisition has been incorporated into the AMS segment.

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

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is included in the condensed consolidated statements of income as income (loss) from equity affiliates. Intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the Last-in, First-out or the retail inventory method. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and does not expect that its adoption will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements.

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the pronouncements on the consolidated financial statements.

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net Sales, Other income, net, or Interest Expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit, or OPEB, liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	September 30, 2016	December 31, 2015
Accumulated pension and OPEB liability adjustments, net of income tax of $20.1 million and $21.9 million at September 30, 2016 and December 31, 2015, respectively	$(33.5)	$(35.6)
Accumulated unrealized loss on derivative instruments, net of income tax of $2.5 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively	(3.7)	(21.6)
Accumulated unrealized foreign currency translation adjustments	(78.9)	(84.2)
Accumulated other comprehensive loss	$(116.1)	$(141.4)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2016			September 30, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on Pension and OPEB liability adjustments	$1.2	$(0.2)	$1.0	$(0.8)	$0.3	$(0.5)
Unrealized gain (loss) on derivative instruments	2.0	(1.7)	0.3	(11.9)	0.2	(11.7)
Unrealized gain (loss) on foreign currency translation	0.2	—	0.2	(6.3)	—	(6.3)
Total	$3.4	$(1.9)	$1.5	$(19.0)	$0.5	$(18.5)

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on Pension and OPEB liability adjustments	$3.9	$(1.8)	$2.1	$(2.8)	$1.0	$(1.8)
Unrealized gain (loss) on derivative instruments	15.7	2.2	17.9	(18.3)	0.5	(17.8)
Unrealized gain (loss) on foreign currency translation	5.3	—	5.3	(42.1)	—	(42.1)
Total	$24.9	$0.4	$25.3	$(63.2)	$1.5	$(61.7)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Business Acquisitions

On October 28, 2015, the Company completed the acquisition of Argotec Intermediate Holdings, LLC, or Argotec, through an Equity Interest Purchase Agreement entered into on September 17, 2015, by and among Argotec, the Company, SWM-Argotec, LLC, an indirect wholly-owned subsidiary of the Company, Argotec Intermediate Holdings Two LLC, Argotec LLC , Argotec Holdings LLC, and certain equity holders of Argotec Holdings LLC. The acquisition of Argotec expanded and diversified SWM's global presence in advanced materials and has been incorporated into the Company's AMS segment.

As of September 30, 2016, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. As consideration, the Company paid $282.7 million in cash, subject to certain customary post-closing adjustments, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Amended Credit Agreement (defined below). See Note 10. Debt, for additional information.

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

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from Argotec on October 28, 2015 was $16.1 million, with gross contractual amounts receivable of $16.8 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily trade names, customer relationships and non-competition agreements.

Properties acquired included a manufacturing and related facility, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the cost approach supported where available by observable market data which included consideration of obsolescence. One of the properties acquired, the Argotec-Stevens facility in Easthampton, Massachusetts with an estimated fair value of $1.0 million, was held for sale as of the acquisition date and during the fourth quarter of 2015 came under contract for sale to a third party. The sale of this property was completed in April 2016 and no gain or loss was recognized on the disposition.

Intangible assets acquired included trade names that are both business-to-business and business-to-consumer. In addition to these intangible assets, the Company acquired a number of customer relationships in the aeronautical, transportation, graphics, medical and industrial markets. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer companies. The following table shows the fair values assigned to intangible assets ($ in millions):

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

In the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $0.4 million, respectively, of direct and indirect acquisition-related costs. In 2015, the Company recognized $1.8 million of direct and indirect acquisition-related costs and incurred $7.4 million in acquisition-related financing costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

The amounts of the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2015 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2015 Supplemental Pro Forma from July 1, 2015 - September 30, 2015	$210.8	$25.4
2015 Supplemental Pro Forma from January 1, 2015 - September 30, 2015	641.6	70.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in Other Current Assets, Other Assets and Accrued Expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2016	December 31, 2015
Assets of discontinued operations:
Current assets	$1.1	$1.1
Other assets	2.5	2.6

Liabilities of discontinued operations:
Current liabilities	0.1	0.2

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$—	$—	$—	$—
Other expense	—	0.2	—	(0.7)
Loss from discontinued operations before income taxes	—	0.2	—	(0.7)
Income tax provision	—	—	—	(0.2)
Loss from discontinued operations	$—	$0.2	$—	$(0.9)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator (basic and diluted):
Net income	$18.7	$25.8	$65.8	$68.0
Less: Dividends paid to participating securities	(0.1)	—	(0.2)	(0.2)
Less: Undistributed earnings available to participating securities	—	—	(0.2)	(0.2)
Undistributed and distributed earnings available to common stockholders	$18.6	$25.8	$65.4	$67.6

Denominator:
Average number of common shares outstanding	30,316.4	30,275.4	30,308.2	30,243.0
Effect of dilutive stock-based compensation	142.4	133.2	134.9	123.6
Average number of common and potential common shares outstanding	30,458.8	30,408.6	30,443.1	30,366.6

Note 6. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or market. The Company's costs included in inventory primarily include pulp, resins, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	September 30, 2016	December 31, 2015
Raw materials	$39.5	$45.2
Work in process	21.0	17.3
Finished goods	40.4	36.1
Supplies and other	10.0	13.8
Total	$110.9	$112.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2016 were as follows ($ in millions):

	Engineered Papers	Advanced Materials & Structures	Total
Goodwill as of December 31, 2015	$4.8	$228.5	$233.3
Goodwill adjusted during the period	—	0.1	0.1
Foreign currency translation adjustments	0.1	(1.1)	(1.0)
Goodwill as of September 30, 2016	$4.9	$227.5	$232.4

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization*	Net Carrying Amount
Amortized intangible assets
Engineered Papers
Customer-related intangibles	$10.0	$10.0	$—	$10.0	$10.0	$—
Advanced Materials & Structures
Customer Relationships	167.7	14.8	152.9	167.7	6.4	161.3
Developed Technology	16.0	3.7	12.3	16.0	2.4	13.6
Customer Contracts	0.9	0.8	0.1	0.9	0.5	0.4
Non-Compete Agreements	1.7	0.4	1.3	1.7	0.1	1.6
Patents	1.5	0.2	1.3	1.5	0.1	1.4
Total	$197.8	$29.9	$167.9	$197.8	$19.5	$178.3

Unamortized intangible assets (Advanced Materials & Structures)
Trade names	$35.6			$35.6
 *  Accumulated amortization also includes adjustments for foreign currency translation.

Amortization expense of intangible assets was $3.0 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $9.2 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $11.6 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $1.3 million in both the three months ended September 30, 2016 and 2015 and $4.0 million and $10.5 million in the nine months ended September 30, 2016 and 2015, respectively.

In the EP segment, restructuring and impairment expenses were $1.3 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $10.5 million for the nine months ended September 30, 2016 and 2015. Restructuring and impairment expenses for the nine months ended September 30, 2016 consisted of $2.6 million in severance accruals for employees at our manufacturing facilities in the U.S., France and Brazil and $0.5 million of impairment expense recognized on equipment at our Poland manufacturing facility. During the nine months ended September 30, 2015, restructuring and impairment expenses were composed of $7.0 million in

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

severance accruals for employees at our Quimperlé and Spay, France facilities as well as $3.5 million in loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its estimated fair value as discussed in more detail below.

The AMS segment incurred no restructuring and impairment expenses for the three months ended September 30, 2016 and 2015, and incurred $0.6 million and reversed $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. Restructuring and impairment expenses for the nine months ended September 30, 2016 consisted of severance accruals for employees at our U.S. manufacturing operations. In the nine months ended September 30, 2015, restructuring and impairment expenses were reversed related to previously accrued severance costs in our AMS segment resulting from one of our business acquisitions in December 2014.

Additionally, the Company incurred $0.0 million and reversed $0.1 million in restructuring expenses during the three months ended September 30, 2016 and 2015, respectively, and incurred $0.3 million and $0.2 million in restructuring expenses during the nine months ended September 30, 2016 and 2015, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued Expenses in each of the consolidated balance sheets as of September 30, 2016 and December 31, 2015. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2016 and December 31, 2015 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Balance at beginning of year	$7.7	$8.7
Accruals for announced programs	3.5	8.0
Cash payments	(6.7)	(8.3)
Exchange rate impacts	0.5	(0.7)
Balance at end of period	$5.0	$7.7

Long-lived assets to be sold are classified as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the assets; the assets are available for immediate sale in present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; the sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the assets beyond one year; the assets are being actively marketed for sale at a price that is reasonable in relation to current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A long-lived asset that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale and any reduction in fair value is reported as an adjustment to the carrying value of the asset. Upon being classified as held for sale ,depreciation is ceased. Long-lived assets to be disposed of other than by sale are continued to be depreciated. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group, if material, are reported in the line item Assets Held for Sale in our condensed consolidated balance sheets.

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, Plant and Equipment, net, to Assets Held for Sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of September 30,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, all of the physical assets of this entity are classified as Assets Held for Sale. There were no impairment charges recognized on these assets during the three or nine months ended September 30, 2016.

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	September 30, 2016	December 31, 2015
Term Loan A-1	$60.0	$60.0
Term Loan A-2	247.5	249.4
Revolving Credit Agreement - U.S. dollar borrowings	134.0	197.0
Revolving Credit Agreement - euro borrowings	—	62.4
French Employee Profit Sharing	10.2	11.4
Total Debt	451.7	580.2
Less: Debt issuance costs	(7.4)	(8.7)
Less: Current debt	(3.2)	(3.3)
Long-Term Debt	$441.1	$568.2

Credit Agreement

On October 28, 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility, or Revolving Credit Facility, available to the Company; a $100 million Term Loan A-1, or Term Loan A-1, made to the Company; and a $250 million Term Loan A-2, or Term Loan A-2 and, together with Term Loan A-1, the Term Loans, made to the Company. The Revolving Credit Facility matures on October 28, 2020. The Term Loan A-1 amortizes at the rate of 5.0% for the first two years, at the rate of 10.0% for the final three years and matures on October 28, 2020. The Term Loan A-2 amortizes at the rate of 1.0% per year and matures on October 28, 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. In December 2015, the Company prepaid the full amount of amortization for Term Loan A-1, which totaled $40 million.

The Amended Credit Agreement amended and restated the Company’s Amended and Restated Credit Agreement, dated as of December 11, 2013, which provided for a $500 million unsecured revolving credit facility which was scheduled to mature on December 11, 2018.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.50%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranges from 1.25% to 2.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.50%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of September 30, 2016, the average interest rate on outstanding Amended Credit Agreement borrowings was 2.31% on US Revolving Credit Facility borrowings, 1.75% on Euro Revolving Credit Facility borrowings, 2.31% on Term Loan A-1 borrowings and 2.56% on Term Loan A-2 borrowings. The weighted average effective interest rate on our debt facilities was approximately 2.34% and 1.44% for the nine months ended September 30, 2016 and 2015, respectively.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the incurrence of certain unsecured indebtedness or temporarily upon the occurrence of a material acquisition. The Company was in compliance with all of its covenants under the Amended Credit Agreement at September 30, 2016.

In conjunction with the Amended Credit Agreement, the Company capitalized approximately $7.4 million in deferred debt issuance costs associated with the new facility which will be amortized over the term of the related debt instrument. As of September 30, 2016 and December 31, 2015, the Company's total deferred debt issuance costs, net of accumulated amortization, were $7.4 million and $8.7 million, respectively. Amortization expense of $1.3 million and $0.4 million was recorded during the nine months ended September 30, 2016 and 2015, respectively, and has been included as a component of Interest Expense in the accompanying consolidated statements of income.

Fair Value of Debt

At September 30, 2016 and December 31, 2015, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2016 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.5	Accrued expenses	$2.2
Foreign exchange contracts	Other Assets	1.7	Other Liabilities	0.5
Interest rate contracts	Other Assets	—	Other Liabilities	0.9
Total derivatives designated as hedges		$3.2		$3.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2015 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.7	Accrued expenses	$10.8
Foreign exchange contracts	Other Assets	—	Other Liabilities	7.0
Interest rate contracts	Other Assets	—	Other Liabilities	0.6
Total derivatives designated as hedges		$0.7		$18.4

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Loss Reclassified from AOCI
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Foreign exchange contracts	$(0.4)	$(15.1)	$12.3	$(24.6)	$(0.4)	$(3.7)	$(5.7)	$(7.3)
Interest rate contracts	0.1	(0.3)	(0.6)	(0.5)	(0.2)	—	(0.5)	—
Total	$(0.3)	$(15.4)	$11.7	$(25.1)	$(0.6)	$(3.7)	$(6.2)	$(7.3)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or nine months ended September 30, 2016 and 2015.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in Other Income / Expense
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Foreign exchange contracts	$0.8	$0.3	$1.2	$(1.3)

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods during which SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $14.0 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP, a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments. The State issued notices to SWM-B to pay approximately $5.0 million in the first Electricity Assessment and $9.0 million in the second Electricity Assessment, based on the foreign currency exchange rate at September 30, 2016.  SWM-B filed separate challenges to these Electricity Assessments in further court proceedings in the State judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  On the State's appeal, the court required SWM-B to post security for the injunction concerning the Electricity Assessment for May 2006 - November 2007. In September 2016, the first-level administrative court (Junta de Revisão Fiscal) ruled against SWM-B's challenge to the third Electricity Assessment (approximately $4.0 million as of September 30, 2016), a decision which SWM-B plans to appeal to the Conselho de Contribuintes.

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

General Matters

In the ordinary course of its business activities, the Company and its subsidiaries are involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental, intellectual property rights and other matters. At this time, the Company does not expect any of these proceedings to have an adverse material effect on its reputation, business, financial condition, results of operations or cash flows.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, as the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine months ended September 30, 2016 and 2015 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$0.2	$0.3	$—	$—
Interest cost	1.3	1.2	0.2	0.1	—	—
Expected return on plan assets	(1.7)	(1.8)	(0.1)	(0.1)	—	—
Amortizations and other	0.8	1.1	0.3	0.3	0.1	0.1
Net periodic benefit cost	$0.4	$0.5	$0.6	$0.6	$0.1	$0.1

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$0.8	$0.9	$—	$—
Interest cost	3.9	3.8	0.4	0.3	—	—
Expected return on plan assets	(5.1)	(5.3)	(0.2)	(0.2)	—	—
Amortizations and other	2.8	3.9	0.8	0.9	0.2	(0.1)
Net periodic benefit cost	$1.6	$2.4	$1.8	$1.9	$0.2	$(0.1)

During the fiscal year ending December 31, 2016, the Company expects to recognize approximately $3.9 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.0 million for its French pension plans.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All unrecognized tax positions would impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2016 or 2015.

Our effective tax rate from continuing operations was 38.8% and 18.8% for the three months ended September 30, 2016 and 2015, respectively, and increased primarily due to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits and one-time discrete tax expense items. Our effective tax rate from continuing operations was 30.6% and 21.7% for the nine months ended September 30, 2016 and 2015, respectively, and increased primarily due to the same reasons as during the quarterly periods.

Note 15. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Engineered Papers and Advanced Materials & Structures. The EP segment, which consists of the Company's former Paper and Reconstituted Tobacco segments, primarily produces Cigarette Papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and RTL and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. These non-tobacco industry products are generally sold directly to converters and other end-users or brokers. The AMS segment primarily produces engineered resin-based, rolled goods such as films, nets, and other non-wovens for use in high-performance filtration, surface protection, medical, and industrial applications and consists of the operations of DelStar, Inc., the December 2014 acquisition of Pronamic Industries, Inc. and Smith & Nephew's Advanced Wound Management Division, and Argotec. In conjunction with the consolidation of the Paper and Reconstituted Tobacco segments into the EP segment in October 2015, the corresponding information for all prior periods presented has been restated to correspond to the presentation in the current year.

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

($ in millions)	Net Sales
	Three Months Ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Engineered Papers	$136.8	65.4%	$142.4	77.2%	$425.7	66.4%	$431.2	77.8%
Advanced Materials & Structures	72.5	34.6	42.0	22.8	215.5	33.6	123.1	22.2
Total Consolidated	$209.3	100.0%	$184.4	100.0%	$641.2	100.0%	$554.3	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Engineered Papers	$32.0	103.9%	$31.0	97.5%	$103.4	103.5%	$85.7	109.5%
Advanced Materials & Structures	8.7	28.2	4.8	15.1	22.8	22.8	12.8	16.3
Unallocated	(9.9)	(32.1)	(4.0)	(12.6)	(26.3)	(26.3)	(20.2)	(25.8)
Total Consolidated	$30.8	100.0%	$31.8	100.0%	$99.9	100.0%	$78.3	100.0%

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Net sales	$209.3	100.0%	$184.4	100.0%	$641.2	100.0%	$554.3	100.0%
Gross profit	63.1	30.1	52.4	28.4	193.5	30.2	158.6	28.6
Restructuring & impairment expense	1.3	0.6	1.3	0.7	4.0	0.6	10.5	1.9
Operating profit	30.8	14.7	31.8	17.2	99.9	15.6	78.3	14.1
Interest expense	3.9	1.9	1.7	0.9	12.6	2.0	5.3	1.0
Income from continuing operations	18.7	8.9	25.6	13.9	65.8	10.3	68.9	12.4
Loss from discontinued operations	—	—	0.2	0.1	—	—	(0.9)	(0.2)
Net income	$18.7	8.9%	$25.8	14.0%	$65.8	10.3%	$68.0	12.3%
Diluted earnings per share from continuing operations	$0.61		$0.84		$2.15		$2.25
Diluted earnings per share	$0.61		$0.85		$2.15		$2.22
Cash provided by operations	$30.8		$24.5		$83.0		$80.2
Capital spending	$7.8		$4.9		$17.5		$14.0

Third Quarter Highlights

In the three months ended September 30, 2016, SWM reported net income of $18.7 million on total net sales of $209.3 million. Compared to the prior-year period, net sales increased $24.9 million due primarily to incremental net sales generated from the operations of our newly acquired Argotec business and favorable net foreign currency translation impacts in our EP segment, partially offset by the net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices in our EP segment. Additionally, our AMS segment was impacted by a decline in certain air filtration sales, planned reductions of low-margin industrial sales, and a decline in water filtration sales, which offset growth in other filtration end-markets.

Gross profit increased by $10.7 million to $63.1 million in the three months ended September 30, 2016 compared with $52.4 million in the prior-year period primarily due to incremental gross profit generated by the operations of our newly acquired Argotec business along with the impact of operational improvements and overall favorable foreign currency translation impacts. These factors were partially offset by other factors, including the net combined unfavorable impact of changes in overall volumes, mix of products sold, and average selling prices in the EP segment and the impact of a decline in certain air filtration sales, planned reductions of low-margin industrial sales, and a decline in water filtration sales, which offset growth in other filtration end-markets, in the AMS segment.

Cash provided by operations was $30.8 million in the third quarter of 2016 compared to $24.5 million in the prior-year period. The $6.3 million increase was due primarily to favorable net changes in operating working capital partially offset by lower net income compared to the prior-year period. Uses of cash during the three months ended September 30, 2016 included $7.8 million of capital spending, $12.2 million cash dividends paid to SWM stockholders and $66.8 million in net repayments of debt.

Year-to-Date Highlights

In the nine months ended September 30, 2016, SWM reported net income of $65.8 million on total net sales of $641.2 million. Compared to the prior-year period, net sales increased $86.9 million due primarily to incremental net sales generated from the operations of our newly acquired Argotec business, partially offset by the net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices in our EP segment and unfavorable net foreign currency translation impacts. Our AMS segment was also impacted by planned reductions of low-margin industrial sales and a decline in sales of certain air filtration products which offset growth in other filtration end-markets.

Gross profit increased by $34.9 million to $193.5 million in the nine months ended September 30, 2016 compared with $158.6 million in the prior-year period primarily due to incremental gross profit generated by the operations of our newly acquired Argotec business along with the net combined impact of operational improvements and net combined changes in volumes, mix of products sold, and average selling prices in our EP segment and favorable net foreign currency impacts. These factors were partially offset by other factors, including planned reductions of low-margin industrial sales and the associated unfavorable fixed cost absorption in our AMS segment along with a decline in sales of certain air filtration products which offset growth in other filtration end-markets.

Cash provided by operations was $83.0 million in the first nine months of 2016 compared to $80.2 million in the prior-year period. The $2.8 million increase was due primarily to favorable changes in net working capital, partially offset by lower net income and a dividend received from our equity affiliate in the prior year. Uses of cash during the nine months ended September 30, 2016 included $17.5 million of capital spending, $36.6 million cash dividends paid to SWM stockholders, and $131.6 million in net repayments of debt.

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Net Sales
($ in millions)

	Three Months Ended
	September 30, 2016	September 30, 2015	Change	Percent Change
Engineered Papers	$136.8	$142.4	$(5.6)	(3.9)%
Advanced Materials & Structures	72.5	42.0	30.5	72.6
Total	$209.3	$184.4	$24.9	13.5%

Net sales were $209.3 million in the three months ended September 30, 2016 compared with $184.4 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$32.8	17.8%
Changes in volume, product mix and selling prices	(10.1)	(5.4)
Changes due to net foreign currency impacts	2.3	1.2
Changes due to royalties	(0.1)	(0.1)
Total	$24.9	13.5%

EP segment net sales during the three months ended September 30, 2016 of $136.8 million decreased by $5.6 million, or 3.9%, versus net sales of $142.4 million in the prior year quarter.  The decrease in net sales was primarily the result of the $9.0 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices and $0.1 million in lower royalties, partially offset by $3.5 million in favorable net foreign currency translation impacts, primarily from a stronger euro, in each case compared to the prior-year period.

AMS segment net sales were $72.5 million for the three months ended September 30, 2016 compared to $42.0 million during the prior-year period. The increase of $30.5 million or 72.6% was due primarily to $32.8 million in incremental net sales generated by the operations of our newly acquired Argotec business, partially offset by $1.2 million of unfavorable net foreign currency translation impacts, mainly from a weaker British pound and Chinese yuan. Absent the impact of the Argotec acquisition and currency movements, AMS segment net sales decreased $1.1 million primarily due to a decline in certain air filtration sales, planned reductions of low-margin industrial sales, and a decline in water filtration sales, which offset growth in other filtration end-markets.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Net Sales	$209.3	$184.4	$24.9	13.5%	100.0%	100.0%
Cost of products sold	146.2	132.0	14.2	10.8	69.9	71.6
Gross Profit	$63.1	$52.4	$10.7	20.4%	30.1%	28.4%

Gross profit increased by $10.7 million during the three months ended September 30, 2016 to $63.1 million versus the prior-year period of $52.4 million. In the EP segment, the $2.8 million net combined favorable impact of operational improvements and lower input costs along with $1.9 million net favorable foreign currency translation impacts were partially offset by the $3.4 million net combined unfavorable impact of changes in overall volumes, mix of products sold and average selling prices. The AMS segment benefited from $9.5 million in incremental gross profit associated with the operations of our newly acquired Argotec business and $1.0 million in operational improvements and lower input costs, partially offset by the $0.8 million impact of lower net sales, primarily from a decline in certain air filtration sales, planned reductions of low-margin industrial sales, and a decline in water filtration sales, which offset growth in other filtration end-markets, and $0.3 million of unfavorable net foreign currency translation impacts.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Selling expense	$6.0	$5.5	$0.5	9.1%	2.9%	3.0%
Research expense	4.2	3.5	0.7	20.0	2.0	1.9
General expense	20.8	10.3	10.5	101.9	9.9	5.6
Nonmanufacturing expenses	$31.0	$19.3	$11.7	60.6%	14.8%	10.5%

Nonmanufacturing expenses in the three months ended September 30, 2016 increased by $11.7 million to $31.0 million from $19.3 million in the prior-year period due primarily to $4.4 million in higher incremental costs from the operations of our newly acquired Argotec business and $7.6 million in higher general and administrative expenses including the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe, professional services fees, higher intangible assets amortization expense and general increases in other expenses, primarily due to timing of expenses year over year, along with $0.1 million in higher research and development expenditures. These factors were partially offset by $0.4 million in lower selling expenses.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Engineered Papers	$1.3	$1.4	$(0.1)	(7.1)%	1.0%	1.0%
Advanced Materials & Structures	—	—	—	—	—	—
Unallocated expenses	—	(0.1)	0.1	(100.0)
Total	$1.3	$1.3	$—	—%	0.6%	0.7%

The Company incurred total restructuring and impairment expense of $1.3 million in each of the three months ended September 30, 2016 and 2015. In the 2016 period, the restructuring expense primarily related to $1.3 million in severance accruals for employees at our EP manufacturing operations related to the implementation of previously announced voluntary retirement programs available to certain employees at our French manufacturing facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees.

In the 2015 period, the restructuring expense primarily related to the implementation of a previously announced voluntary retirement program available to certain employees at our French manufacturing facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $1.4 million was recognized during the three months ended September 30, 2015. During 2015, we also reversed $0.1 million related to accruals for severance expenses previously recognized within supporting overhead departments which were not allocated to a specific segment.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Engineered Papers	$32.0	$31.0	$1.0	3.2%	23.4%	21.8%
Advanced Materials & Structures	8.7	4.8	3.9	81.3	12.0	11.4
Unallocated expenses	(9.9)	(4.0)	(5.9)	147.5
Total	$30.8	$31.8	$(1.0)	(3.1)%	14.7%	17.2%

Operating profit was $30.8 million in the three months ended September 30, 2016 compared with $31.8 million during the prior-year period.

The EP segment's operating profit in the three months ended September 30, 2016 was $32.0 million, an increase of $1.0 million, or 3.2%, from $31.0 million in the prior-year period.  The increase was primarily due to the $2.8 combined net impact of operational improvements and lower input costs, along with $1.9 million in net favorable foreign currency translation impacts, which were partially offset by the $3.4 million net combined unfavorable impact of changes in overall volumes, mix of products sold, and average selling prices and $0.3 million net impact of higher nonmanufacturing expenses.

The AMS segment's operating profit in the three months ended September 30, 2016 was $8.7 million compared to $4.8 million in the prior-year period. The increase of $3.9 million, or 81.3%, was positively impacted by $5.1 million in incremental operating profit associated with the operations of our newly acquired Argotec business and the combined impact of $1.0 million in operational improvements and lower input costs; these factors were partially offset by $0.4 million in unfavorable net foreign currency translation impacts and includes the combined $1.8 million impact of a decline in net sales, including certain air filtration sales, planned reductions of low-margin industrial sales, and a decline in water filtration sales, which offset growth in other filtration end-markets, along with higher net nonmanufacturing expenses compared to the prior period.

Unallocated expenses in the three months ended September 30, 2016 were $9.9 million compared to $4.0 million in the prior-year period. The increase of $5.9 million, or 147.5%, in unallocated expenses during the three months ended September 30, 2016 compared to the prior-year period was primarily attributable to the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe, professional services fees and general increases in other expenses, primarily due to timing of expenses year over year.

Non-Operating Expenses

Interest expense was $3.9 million in the three months ended September 30, 2016, an increase from $1.7 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 2.42% and 1.47% for the three months ended September 30, 2016 and 2015, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement which was executed in October 2015 when compared to our previous credit agreement.

Other income, net, was $0.7 million during the three months ended September 30, 2016. The $0.6 million decrease in other income, net compared to $1.3 million during the three months ended September 30, 2015 was due primarily to lower interest income from lower cash balances outstanding during the third quarter of 2016 and lower royalty income from our joint ventures in China, partially offset by lower net foreign currency transaction losses compared to the prior-year period

Income Taxes

A $10.7 million provision for income taxes in the three months ended September 30, 2016 resulted in an effective tax rate of 38.8% compared with 18.8% in the prior-year period.  The increase in the effective tax rate was primarily attributed to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits in 2016 compared to the prior-year period and incurrence of certain one-time discrete tax expense items in the third quarter of 2016.

Income from Equity Affiliates

Income from equity affiliates was $1.8 million in the three months ended September 30, 2016 compared with $0.1 million during the prior-year period and reflected the results of operations of CTM and CTS. The increase in earnings was driven primarily by higher sales volumes at CTS in the third quarter of 2016 compared to the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation.

Net Income and Income per Share

Net income in the three months ended September 30, 2016 was $18.7 million, or $0.61 per diluted share, compared with $25.8 million, or $0.85 per diluted share, during the prior-year period.  The decrease in net income was primarily due to the combined net unfavorable impact of changes in volumes, mix of products sold and average selling prices in our EP segment and, in our AMS segment, the impact of sales declines in certain end-markets. Additionally, the Company was impacted by higher income tax expense and higher general expenses. These factors were partially offset by incremental income earned from the operations of our newly acquired Argotec business as well as a net combined favorable impact of operational improvements in the EP segments, overall favorable net foreign currency translation impacts, and higher income from our equity affiliates.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net Sales
($ in millions)

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change	Percent Change
Engineered Papers	$425.7	$431.2	$(5.5)	(1.3)
Advanced Materials & Structures	215.5	123.1	92.4	75.1
Total	$641.2	$554.3	$86.9	15.7%
 N.M. - Not Meaningful

Net sales were $641.2 million in the nine months ended September 30, 2016 compared with $554.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$97.2	17.5%
Changes in volume, product mix and selling prices	(8.0)	(1.4)
Changes due to net foreign currency impacts	(1.9)	(0.3)
Changes due to royalties	(0.4)	(0.1)
Total	$86.9	15.7%

EP segment net sales during the nine months ended September 30, 2016 of $425.7 million decreased by $5.5 million versus net sales of $431.2 million in the prior-year period.  The decrease in net sales was primarily the result of the $5.4 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices and $0.4 million impact of lower royalties received, partially offset by $0.3 million in favorable net foreign currency translation impacts, primarily from a stronger euro, in each case compared to the prior-year period.

AMS segment net sales were $215.5 million for the nine months ended September 30, 2016 compared to $123.1 million during the prior-year period. The increase of $92.4 million or 75.1% was due primarily to $97.2 million in incremental net sales generated by the operations of our newly acquired Argotec business. This was partially offset by several factors, including $2.2 million of unfavorable net foreign currency translation impacts, mainly from a weaker British pound and Chinese yuan and $2.6 million combined impact primarily from planned reductions of low margin industrial sales and a decline in sales of certain air filtration products which offset growth in other filtration end-markets.

Gross Profit
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Net Sales	$641.2	$554.3	$86.9	15.7%	100.0%	100.0%
Cost of products sold	447.7	395.7	52.0	13.1	69.8	71.4
Gross Profit	$193.5	$158.6	$34.9	22.0%	30.2%	28.6%

Gross profit increased by $34.9 million during the nine months ended September 30, 2016 to $193.5 million versus the prior-year period of $158.6 million. In the EP segment, the $7.8 million net favorable combined impact of operational improvements and lower input costs and net combined changes in volumes, mix of products sold and average selling prices, along with $2.8 million in favorable net foreign currency translation impacts and $0.7 million in lower distribution costs were partially offset by the $0.4 million impact of lower royalty income. The AMS segment benefited from $27.2 million in incremental gross profit associated with the operations of our newly acquired Argotec business, partially offset by $0.7 million in unfavorable net foreign currency translation impacts as well as a combined $2.5 million impact of a decline in net sales, primarily from planned reductions of low margin industrial sales and associated unfavorable fixed cost absorption along with a decline in sales of certain air filtration products which offset growth in other filtration end-markets.

Nonmanufacturing Expenses
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Selling expense	$18.8	$16.0	$2.8	17.5%	2.9%	2.9%
Research expense	12.9	10.5	2.4	22.9	2.0	1.9
General expense	57.9	43.3	14.6	33.7	9.0	7.8
Nonmanufacturing expenses	$89.6	$69.8	$19.8	28.4%	13.9%	12.6%

Nonmanufacturing expenses in the nine months ended September 30, 2016 increased by $19.8 million to $89.6 million from $69.8 million in the prior-year period due primarily to $13.2 million in higher incremental costs from the operations of our newly acquired Argotec business along with $1.4 million in higher research and development and selling expenditures and $5.6 million in higher general and administrative expenses including the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe, professional services fees, higher intangible asset amortization expense and general increases in other expenses, primarily due to timing of expenses year over year. These factors were partially offset by $0.4 million in favorable foreign currency translation impacts.

Restructuring and Impairment Expense
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Engineered Papers	$3.1	$10.5	$(7.4)	(70.5)%	0.7%	2.4%
Advanced Materials & Structures	0.6	(0.2)	0.8	400.0	0.3	(0.2)
Unallocated expenses	0.3	0.2	0.1	50.0
Total	$4.0	$10.5	$(6.5)	(61.9)%	0.6%	1.9%

The Company incurred total restructuring and impairment expense of $4.0 million in the nine months ended September 30, 2016 compared with $10.5 million in the nine months ended September 30, 2015. In the 2016 period, the restructuring expense primarily related to $3.2 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Brazil, $0.3 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.5 million of impairment expense recognized on equipment at our Poland paper manufacturing facility.

In the comparable 2015 period, the restructuring expense primarily related to the implementation of a voluntary retirement program announced in late 2014 and available to certain employees at our French manufacturing facilities. This restructuring expense will be accrued over the remaining service lives of the affected employees, of which $7.0 million was recognized during the comparable 2015 period. During 2015, the Company also recognized a loss of $0.7 million on the sale of certain equipment from our mothballed Philippines site and $2.8 million of loss recognized to write down equipment at that same Philippines site to its expected recoverable sales value.

Operating Profit
($ in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2016	September 30, 2015	Change		2016	2015
Engineered Papers	$103.4	$85.7	$17.7	20.7%	24.3%	19.9%
Advanced Materials & Structures	22.8	12.8	10.0	78.1	10.6	10.4
Unallocated expenses	(26.3)	(20.2)	(6.1)	30.2
Total	$99.9	$78.3	$21.6	27.6%	15.6%	14.1%

Operating profit was $99.9 million in the nine months ended September 30, 2016 compared with $78.3 million during the prior-year period.

The EP segment's operating profit in the nine months ended September 30, 2016 was $103.4 million, an increase of $17.7 million, or 20.7%, from $85.7 million in the prior-year period.  The increase was primarily due to the $7.8 million net combined impact of operational improvements and lower input costs and net combined changes in volumes, mix of products sold and average selling prices, $3.2 million in favorable net foreign currency translation impacts, $0.6 million in lower distribution costs and $7.4 million in lower restructuring expenses which were partially offset by the $0.4 million impact of lower royalty income along with the $0.9 million impact of higher nonmanufacturing expenses.

The AMS segment's operating profit in the nine months ended September 30, 2016 was $22.8 million compared to $12.8 million in the prior-year period. The increase of $10.0 million, or 78.1%, was positively impacted by $14.0 million in incremental operating profit associated with the operations of our newly acquired Argotec business, partially offset by $0.7 million in unfavorable net foreign currency translation impacts and $0.8 million in higher restructuring expenses. The AMS segment was also impacted by other factors, including a combined $2.5 million impact of a decline in net sales, including planned reductions of low margin industrial sales and associated unfavorable fixed cost absorption along with a decline in sales of certain air filtration products which offset growth in other filtration end-markets.

Unallocated expenses in the nine months ended September 30, 2016 were $26.3 million compared to $20.2 million in the prior-year period. The increase of $6.1 million, or 30.2%, in unallocated expenses during the nine months ended September 30, 2016 compared to the prior-year period was primarily due to the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe, professional services fees and general increases in other expenses, primarily due to timing of expenses year over year.

Non-Operating Expenses

Interest expense was $12.6 million in the nine months ended September 30, 2016, an increase from $5.3 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 2.34% and 1.44% for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in connection with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement executed in October 2015 when compared to our previous credit agreement.

Other income, net, was $4.0 million during the nine months ended September 30, 2016. The $5.5 million decrease in other income, net compared to $9.5 million during the nine months ended September 30, 2015 was due primarily to $2.5 million lower gain recognized related to the sale of water rights at our Spotswood, New Jersey facility, $2.2 million in lower interest income from lower cash balances outstanding during the quarter, and $1.2 million in lower royalties and fees earned from our joint ventures in China partially offset by $0.6 million in lower net currency losses, in each case compared to the prior-year period.

Income Taxes

A $27.9 million provision for income taxes in the nine months ended September 30, 2016 resulted in an effective tax rate of 30.6% compared with 21.7% in the prior-year period.  The increase in the effective tax rate was primarily attributed to a higher concentration of profits generated in higher-tax jurisdictions coupled with a reduction in the generation of certain foreign tax credits in 2016 compared to the prior-year period and incurrence of certain one-time discrete tax expense items in 2016.

Income from Equity Affiliates

Income from equity affiliates was $2.4 million in the nine months ended September 30, 2016 compared with $4.3 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in the first half of 2016 compared to the prior-year period. In April 2016, CTM temporarily suspended production in order to bring its operations into compliance with newly effective emissions standards in China. In June, it resumed operations. At this time, we do not expect this to have a material adverse impact on our financial results this year.

 Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation.

Net Income and Income per Share

Net income in the nine months ended September 30, 2016 was $65.8 million, or $2.15 per diluted share, compared with $68.0 million, or $2.22 per diluted share, during the prior-year period.  The decrease in net income was primarily due to higher expenses from income taxes, interest, intangible asset amortization and other general expenses, the impact of sales declines in certain end-markets in the AMS segment along with lower income from our equity affiliates, lower interest income and lower gain on sale of water rights compared to the prior period. These factors were partially offset by incremental income earned from the operations of our newly acquired Argotec business as well as lower restructuring expenses, primarily in our EP segment, and the net combined impact of operational improvements and net combined changes in volumes, mix of products sold, and average selling prices, along with favorable net foreign currency translation impacts.

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

As of September 30, 2016, $67.9 million of the Company's $89.5 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the holding company structure, a portion of the foreign earnings will flow directly to the U.S. without U.S. tax consequences. We consider the undistributed earnings of other foreign subsidiaries to be indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without further repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been, or may be, implemented that could permit the eventual repatriation of certain additional funds without material adverse U.S. tax consequences.

Capital spending for 2016 is projected to be approximately $30 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of September 30, 2016, we had net operating working capital of $146.4 million and cash and cash equivalents of $89.5 million, compared with net operating working capital of $118.5 million and cash and cash equivalents of $186.5 million as of December 31, 2015.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2016	September 30, 2015
Net Income	$65.8	$68.0
Less: Loss from discontinued operations	—	(0.9)
Income from continuing operations	65.8	68.9
Non-cash items included in net income:
Depreciation and amortization	33.3	29.0
Restructuring-related impairment	0.5	3.5
Deferred income tax provision	(3.3)	0.5
Pension and other postretirement benefits	2.7	3.4
Stock-based compensation	3.7	1.8
Income from equity affiliates	(2.4)	(4.3)
Gain on sale of intangible assets	(1.8)	(4.3)
Excess tax expense (benefits) of stock-based awards	0.2	(0.5)
Cash dividends received from equity affiliates	—	3.9
Other items	(1.2)	0.3
Net changes in operating working capital	(14.4)	(22.5)
Net cash provided by operating activities of:
Continuing operations	83.1	79.7
Discontinued operations	(0.1)	0.5
Net cash provided by operations	$83.0	$80.2

Net cash provided by operations was $83.0 million in the nine months ended September 30, 2016 compared with $80.2 million in the prior-year period. Our net cash provided by operations increased primarily due to the $8.1 million favorable impact year-over-year of net change in operating working capital, partially offset by lower net income and a dividend received from our equity affiliate in the prior year.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2016	September 30, 2015
Changes in operating working capital
Accounts receivable	$(14.7)	$(32.6)
Inventories	4.9	(3.0)
Prepaid expenses	(1.0)	—
Accounts payable	(2.5)	2.0
Accrued expenses	(7.2)	(1.5)
Accrued income taxes	6.1	12.6
Net changes in operating working capital	$(14.4)	$(22.5)

In the nine months ended September 30, 2016, net changes in operating working capital used cash of $14.4 million compared to the prior-year period, in which net changes in operating working capital used cash of $22.5 million. This favorable change in working capital compared to the nine months ended September 30, 2015 was primarily driven by a lower increase in accounts receivable and a decrease in inventories, partially offset by a decrease in accounts payable, a higher reduction in accrued expenses and lower increase in accrued income taxes in 2016 compared to the prior-year period.

In the nine months ended September 30, 2015, net changes in operating working capital used cash of $22.5 million compared to the prior-year period, in which net changes in operating working capital used cash of $27.6 million. This favorable change in working capital was primarily driven by a decrease in income taxes payable from a refund of prior year taxes paid in France, partially offset by increases in inventory compared to the fourth quarter of 2014.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2016	September 30, 2015
Capital spending	$(17.5)	$(14.0)
Capitalized software costs	(1.7)	(0.7)
Acquisitions, net of cash acquired	—	(0.4)
Other	4.2	2.9
Cash used for investing	$(15.0)	$(12.2)

Cash used for investing activities during the nine months ended September 30, 2016 was $15.0 million compared to $12.2 million in the prior-year period and consisted primarily of capital spending.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash dividends paid to SWM stockholders	$(36.6)	$(34.7)
Net repayments of borrowings	(131.6)	(32.4)
Purchases of common stock	(0.6)	(2.9)
Excess tax benefits of stock-based awards	(0.2)	0.5
Cash used for financing	$(169.0)	$(69.5)

During the nine months ended September 30, 2016, financing activities consisted primarily of share repurchases of $0.6 million in connection with the surrender of shares by employees to satisfy their personal statutory income tax withholding obligations related to equity awards which vested during the period, cash dividends of $36.6 million paid to SWM stockholders, and net repayments of borrowings of $131.6 million.

During the nine months ended September 30, 2015, financing activities consisted primarily of share repurchases of $2.9 million, cash dividends of $34.7 million paid to SWM stockholders, and net repayments of borrowings of $32.4 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 2, 2016, we announced a cash dividend of $0.42 per share payable on December 23, 2016 to stockholders of record as of November 25, 2016. The covenants contained in our Amended Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2016, we repurchased 19,539 shares of our common stock at a cost of $0.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2015, we repurchased 63,365 shares of our common stock for $2.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Nine Months Ended
	September 30, 2016	September 30, 2015
Changes in short-term debt	$—	$0.2
Proceeds from issuances of long-term debt	35.6	35.5
Payments on long-term debt	(167.2)	(68.1)
Net repayments of borrowings	$(131.6)	$(32.4)

Net repayments of borrowings were $131.6 million during the nine months ended September 30, 2016.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Amended Credit Agreement.

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $515.9 million as of September 30, 2016. We also had availability under our bank overdraft facilities of $28.2 million as of September 30, 2016.

The Amended Credit Agreement contains representations and warranties which are customary for facilities of that type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the incurrence of certain unsecured indebtedness or temporarily upon the occurrence of a material acquisition. The Company was in compliance with all of its covenants under the Amended Credit Agreement at September 30, 2016. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at September 30, 2016 and December 31, 2015 were 45.8% and 55.0%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

For the AMS segment, we expect our growth outlook to be driven by demand across our primary end-segments. Despite current sales decreases, we expect water filtration to continue its long-term growth trends; however, our filtration products sold to customers sensitive to the oil, gas, and mining sectors have been adversely impacted by the volatility and reduced activity in those industries. We expect solid growth performance from the Argotec acquisition, driven by continued growth in the surface protection end-segment. Generally, we believe that our medical and industrial end-segments will perform relatively in line with broad economic growth in the U.S. and to some extent Europe and China. We continue to evaluate M&A and internal growth investment opportunities to increase the scale of AMS and improve profitability of this growth platform.

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

The Company's key 2016 strategic priorities include continuing to integrate Argotec, optimizing AMS segment operations and improving AMS operating margins, which includes steps taken to rationalize product lines, improve product quality and consistency, and implement an integrated AMS shared services enterprise resource planning platform across the acquired businesses. We expect this to deliver meaningful multi-year margin expansion, and, when combined with benefits of increased scale and synergies across a more integrated operation, we would expect higher total AMS profits ultimately resulting in a more balanced split of our profit pool between our tobacco and non-tobacco businesses.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws that are subject to the safe harbor created by such laws and other legal protections.  Forward-looking statements include, without limitation, those regarding 2016 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends (including RTL demand in China and reduced sales elsewhere), smoking attrition rates, synergies or growth from acquisitions, benefits of AMS's new enterprise resource planning system, incurrence of additional debt, water filtration and global drinking water demand growth, integration, and growth prospects (including international growth), the percentage of our future revenue expected to be derived outside of the tobacco industry, the deductibility of goodwill associated with the Argotec acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS and the impact on our financial results of CTM's temporary suspension of production, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment initiative (including possible non-recurrence of one-time tax benefits and lower effective tax rates), foreign cash repatriation, purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following factors:

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

•
Restrictions imposed on us through our Amended Credit Agreement, including as to the incurrence of additional debt, the granting of further security interests and the maintenance of certain financial ratios;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2016 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2016, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2016	18,379	$32.83	—	$—	$—
Second Quarter 2016	159	34.21	—	—	—
July 2016	1,001	37.81	—	—	—
August 2016	—	—	—	—	—
September 2016	—	—	—	—	—
Third Quarter 2016	1,001	37.81	—	$—	$—
Total Year-to-Date 2016	19,539	$33.10	—	$—	$—

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption of 2016 Executive Severance Plan

On November 2, 2016, the Compensation Committee of the Board adopted and approved the Schweitzer-Mauduit International, Inc. 2016 Executive Severance Plan (the “Severance Plan”) for members of the Company’s senior executive team. The Severance Plan is intended to replace the Company’s 2012 Executive Severance Plan and provides for the payment of severance and other benefits to eligible senior executives in the event of a termination of employment with the Company. Specifically, the Severance Plan provides that in the event of a qualifying termination of a participant’s employment with the Company or certain of its affiliates within two years after a Change in Control (as defined in the Severance Plan), a participant will be entitled to:

•	a cash payment in an amount equal to 3 times the highest annual compensation (base salary and annual incentive awards) paid or payable within the 3-year period ending on the date of termination; and

•	specified health care and other benefits from the Company for a period of 3 years.

For qualifying terminations not following a Change in Control, a participant will be entitled to:

•
a cash payment in an amount equal to the product of (i) the participant’s annual base salary divided by 12 and (ii) the number of months of severance set forth in the participation agreement with such participant (provided that such amount shall not be more than the participant’s monthly base salary multiplied by 24); and

•	specified health care and other benefits from the Company for the number of months of severance set forth in the participation agreement with such participant (not to exceed 24 months).

In addition to generally updating various provisions of the plan, the Severance Plan differs from the prior version principally by providing for continued benefits during the ‘severance period’ in the absence of a change of control and eliminating the six month waiting period before the Severance Plan is effective for new eligible executives. The foregoing summary of the Severance Plan does not purport to be complete and is qualified in its entirety by the full text of the Severance Plan, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	2016 Executive Severance Plan.
10.2	2016 Executive Severance Plan Participation Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

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

November 2, 2016

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

November 2, 2016

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