Form 10-K
period 2016-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2017-02-24
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.1 billion, based on the last sale price for the Common Stock of $35.28 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 30,712,231 shares of Common Stock issued and outstanding as of February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders scheduled to be held on April 20, 2017 (the "2017 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We conduct business in over 90 countries and operate 18 production locations worldwide, with facilities in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd. ("CTM"), which produces cigarette papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), which produces reconstituted tobacco leaf products. Since October 2015, the Company has operated under two reportable segments: Engineered Papers ("EP"), which produces cigarette papers, reconstituted tobacco leaf, and wrapper and binder products for sale to cigarette and cigar manufacturers, as well as other non-tobacco specialized commercial and industrial paper products, and Advanced Materials & Structures ("AMS"), which manufactures resin-based products used in specialty applications in the filtration, infrastructure and construction, transportation, industrial, and medical end-markets.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number is (800) 514-0186. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SWM".

Strategic Transformation - Philosophy and Approach

Through 2013, the Company largely operated as a tobacco-centric paper operation, almost exclusively serving the demands of cigarette and cigar manufacturers. In 2012, SWM's management and Board of Directors elected to pursue a strategic transformation and diversify the business by increasing sales and profit streams outside the tobacco industry, primarily through acquisitions, while carefully managing the profitable but mature tobacco operations and maximizing the Company's cash flow. Management believes that, over time, this strategy will prove effective in counterbalancing the expected long-term secular declines of the tobacco industry and transform SWM into a more growth-oriented enterprise. The Company began selectively targeting acquisition candidates that served diversified end-markets, had high-value technologies for specialty applications and commensurate margins, defensible competitive positions, and strong growth prospects. In addition, management believes many acquisition targets can have unique synergy opportunities when combined with the assets and capabilities of SWM, such as a global infrastructure, specialized paper-making technologies, and a robust program for operational excellence and cost management.

With respect to continued organic growth, the Company continues to expend resources to further diversify and expand our product portfolio through the utilization of our LeafLab vegetable reconstitution incubator at our facility in France. Our reconstitution technologies are planned to be utilized in products serving the cosmetics and packaging industries. As the Company continues to focus on development opportunities for newer products that leverage our specialized paper-making and reconstitution technologies, future plans also include an investment to modify existing paper machinery in order to produce a specialty filtration paper. Furthermore, SWM’s reconstituted tobacco plays a prominent role in certain Heat not Burn reduced-risk tobacco products, a rapidly emerging technology with an initial sales ramp expected in 2017.

As a result of the Company's strategic actions to date, non-tobacco sales as a percentage of total Company net sales have grown from approximately 6% in 2013 to approximately 40% in 2016. Through our diversification process over the past several years, the tobacco industry has remained challenging; however the Company's cash flow has remained solid. In 2016, SWM generated approximately $99 million in free cash flow, calculated by deducting capital expenditures of approximately $28 million and capitalized software costs of approximately $3 million from operating cash provided by continuing operations of approximately $130 million. Management has used free cash flow, along with liquidity available through our credit facility, to support merger and acquisition activity and internal growth-oriented investments. The EP segment, which still primarily services the tobacco industry, has historically been the Company's principal source of cash flow, enabling growth-oriented investments in the AMS segment and consistently providing dividends to shareholders.

Strategic Transformation - Execution

In early 2013, the Company announced a capital allocation strategy to return at least one-third of its free cash flow to investors through dividends and share buybacks, while also deploying free cash flow and balance sheet capacity to fund the diversification investments needed to improve SWM's long-term growth outlook. Pursuant to this capital allocation strategy, from 2013 to 2016, the Company has paid more than $180 million in dividends and spent $50 million on a share buyback, which resulted in returning approximately 46% of free cash flow to investors in the aggregate during the four-year period. The Company has also invested a total of approximately $540 million over the same period, and an additional $295 million in early 2017, in diversification through acquisitions.

In December 2013, SWM acquired DelStar, Inc. ("DelStar"), a manufacturer of resin-based plastic nets, films and non-wovens, focused on specialty applications in the filtration, medical, and industrial end-markets. DelStar established SWM's presence in new industries and added a portfolio of high-value technologies and manufacturing capabilities. Management considered DelStar an attractive independent asset which stood to benefit from SWM's global operations, capabilities in Lean Six Sigma/Operational Excellence disciplines, and its ability to fund bolt-on acquisitions and make other strategic capital investments. In December 2014, the Company executed two bolt-on transactions, acquiring assets from Pronamic Industries, Inc. ("Pronamic") and Smith & Nephew ("SNN"). The Pronamic assets added new technologies to DelStar's filtration business, enhancing our presence in air filtration, while the SNN transaction approximately doubled the DelStar medical business with expanded wound care product offerings.

In October 2015, the Company acquired Argotec Intermediate Holdings LLC ("Argotec"), a manufacturer of urethane films for specialty applications for the transportation end-market. Argotec derives a significant portion of its sales from growing specialty surface protection applications such as automotive paint protection and glass lamination in the transportation end-market. This business also serves customers in the medical end-market, furthering our existing presence, as well as the industrial end-market. From a technology standpoint, Argotec added to SWM's growing resin extrusion capabilities and added scale to the AMS growth platform.

On January 20, 2017, SWM acquired Conwed Plastics LLC (“Conwed”), a leading producer of resin-based netting solutions. Conwed will be integrated within our AMS segment. Further details can be found in this filing under "Description of Business - Recent Acquisition" and Note 23. Subsequent Events, of the Notes to Consolidated Financial

Statements, as well as the acquisition announcement included as an exhibit in our current report on Form 8-K filed on December 14, 2016.

The acquisitions described above comprise our AMS segment. The Company believes that these businesses offer long-term growth opportunities across a broad set of end-markets, advancing SWM's goal of diversifying its revenue stream, while maintaining consistency with many attributes of SWM. These core attributes include a focus on highly engineered materials for specialty applications, profitability associated with premium differentiated products, strong customer relationships, leading competitive positions, and the value proposition of selling a relatively low-cost yet critical component of an end-product.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2017 financial results are May 4, 2017, August 3, 2017, November 2, 2017 and February 15, 2018. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: Engineered Papers and Advanced Materials & Structures. In October 2015, the Company consolidated its former Paper and Reconstituted Tobacco segments into one reportable segment, Engineered Papers, conforming to the new organizational structure and strategic management of the former Paper and Reconstituted Tobacco segments, which largely supply the tobacco industry. The other reportable segment is Advanced Materials & Structures, which manufactures resin-based products used in specialty applications in the filtration, transportation, industrial, and medical end-markets. This segment is comprised of the four businesses we acquired from 2013 to 2016: DelStar, the Pronamic and SNN acquisitions, and Argotec, which the Company continues to integrate into a more holistically aligned operating segment. The Conwed acquisition, which closed on January 20, 2017, will be included in the reported AMS segment financial results beginning in 2017. As discussed further in "Description of Business - Recent Acquisition" and Note 23. Subsequent Events, of the Notes to Consolidated Financial Statements, Conwed manufactures resin-based products used primarily in the infrastructure and construction end-markets.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 19. Segment Information, of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A, Risk Factors, Market Risk. In conjunction with the change in reportable segments, corresponding information for all prior periods presented has been restated to correspond to the presentation in the current year.

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

Engineered Papers

Products. Our EP segment produces both tobacco-related papers and non-tobacco-related papers. Our tobacco-related papers, which comprise a large majority of EP's sales, include various papers used in cigarette production and reconstituted tobacco leaf ("RTL"), which is often blended with virgin tobacco in a cigarette.

One of our key cigarette paper products is low ignition propensity ("LIP") cigarette paper. LIP cigarettes are designed to self-extinguish when not actively being smoked, thus offering a fire-safety feature. The United States of America ("U.S."), the European Union ("E.U."), and several other smaller jurisdictions have mandated the use of LIP papers. The standards used in the U.S. and the E.U. regulations were largely based on SWM's technology, for which the Company maintains an extensive and active intellectual property portfolio. Our solutions pioneered this cigarette paper category, and we remain a leader in this cigarette paper sub-segment through either direct sales or through licensing agreements.

RTL is another key product line, accounting for a significant portion of EP's total sales and profits. Cigarette manufacturers often blend RTL with virgin tobacco to achieve certain attributes in cigarettes, such as taste or reduced delivery of tar, nicotine, or other tobacco-related smoking constituents. Historically, the production of RTL has often been a cost-effective use for tobacco leaf scraps, though virgin leaf price volatility and industry inventory supply conditions can shift the relative attractiveness of our products. For the majority of our RTL production, our customers supply raw materials (tobacco scraps) for us to process into RTL and return. We also produce a similar line of reconstituted tobacco products, wrappers and binders for use in machine-made cigars.

Our non-tobacco paper products include a mix of lightweight papers including low-volume, high-value, engineered materials such as alkaline battery separator papers, as well as high-volume commodity paper grades for printing and writing, flooring laminates, and food service packaging, which are intended to maximize machine utilization. From 2014 through 2016, non-tobacco papers comprised approximately 11% of EP segment net sales. We intend to make continued diversification investments in our EP segment to broaden our offerings, utilize existing machine capacity, and/or further monetize our paper making and reconstitution technologies.

Our wet-laid paper making technologies can be broadly classified into two main production processes: flat-wire production and incline-wire production. Generally, our machines are flat-wire, meaning a liquid slurry of short pulp fibers and water are laid onto flat-wire conveyor belts, with the water draining through the wire as the fibers (wood, flax, tobacco, etc.) bond together to form a paper sheet. Incline-wire machines allow for increased drainage, enabling the use of longer fibers which bond into a more open web, increasing the porosity. Incline wire machines are typically associated with higher-value products given this added porosity, which is important in filtration and other specialty applications that tend to justify premium pricing.

Markets and Customers. Our EP segment is heavily influenced by the global trends in cigarette consumption, particularly in the U.S., Brazil and the E.U., where we have the majority of our operations and highest share of the category's volume. Historically, mature geographic regions, such as the U.S. and the E.U. have exhibited a steady decline in smoking rates, often to the low-to-mid single digits, while smoking rates in Asia, especially China, and other developing economies, had shown consumption stability or growth. However, China (approximately 44% of global cigarette consumption) has recently transitioned to a mature/declining cigarette industry, driving overall annual declines in global cigarette consumption. The Chinese economy is closed to international tobacco companies, with domestic cigarette producers regulated and managed by China National Tobacco Corporation ("CNTC"). We participate in China through two joint ventures with CNTC, in which our 50/50 partners are either the monopoly itself and/or our customers. These results are not consolidated into our net sales and operating profits; SWM's share of the joint ventures' net income is classified as equity income from affiliates on our Consolidated Statements of Income.

We supply the major, and many of the smaller, cigarette and cigar manufacturers. We sell our products directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT"), are our three largest customers and, together with their respective affiliates and designated converters, accounted for 35%, 42% and 46% of our 2016, 2015 and 2014 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given our significance in the worldwide supply chain of cigarette-related papers.

Sales and Distribution. Our internal marketing, sales and customer service organizations sell most of our tobacco-related products directly to cigarette manufacturers or their designated converters. Most of our EP segment's non-tobacco related products are sold directly to manufacturers. In some geographic regions, we use sales agents. We do not sell our products directly to consumers or advertise our products in consumer media. We typically deliver our products to customers by truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our mills, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

Competition. The specialized nature of our tobacco-related papers requires unique papermaking equipment, technical expertise, and research and development capabilities to meet exacting customer specifications. These factors have limited the number of competitors capable of servicing global cigarette manufacturers.

We estimate that our share of global sales of cigarette paper is approximately 36%, excluding China. This share estimate is based on cigarette paper that surrounds the tobacco, not ancillary papers such as tipping paper and plug wrap. As the sole domestic producer of cigarette papers in North America and Latin America (SWM production in Brazil), we believe that we have a significant majority of the category share in those regions. Our paper mills in France and LIP printing facility in Poland sell a large amount of their products in the E.U. We estimate that we have a direct share of more than 40% of cigarette paper sales in the E.U., and coupled with royalty payments from a key competitor to which we have licensed our LIP technology, we believe we are able to monetize over 80% of the LIP-compliant E.U. cigarette market. Our principal competitors include delfortgroup AG (" delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH and PT Bukit Muria Jaya ("BMJ"). We believe that the basis of cigarette and our non-tobacco papers competition is price, consistent quality, security of supply, and level of technical service.

Outside of China, SWM is the only non-cigarette company that produces RTL through a paper-making process. Some cigarette companies such as Philip Morris-USA, R.J. Reynolds Tobacco Company, JT and STMA (China) produce RTL primarily for their own internal use. Our customers' cigarette blending decisions, which affect our RTL sales volumes, can be influenced by worldwide virgin tobacco prices and availability as well as the general attractiveness of various competing in-house reconstituted tobacco products. Huabao International Holdings Ltd, a Hong Kong company, produces reconstituted tobacco in China. We believe that the basis of competition in this geographic region is primarily quality and price.

Raw Materials and Energy. Wood pulp is the primary fiber used in our EP segment. Our operations consumed approximately 72,000 metric tons of wood pulp in both 2016 and 2015, all of which we purchased. While EP uses other specialty fibers, such as flax, in our operations, we believe that purchased raw materials are generally available from several sources.

Paper production uses significant amounts of energy, primarily electricity, natural gas and fuel oil. We believe that energy supply is generally reliable throughout our manufacturing footprint, although prices can fluctuate significantly based on demand. We enter into agreements to procure a portion of our energy requirements for future periods in order to reduce the uncertainty of future energy costs.

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Backlog and Seasonality. While our U.S., Polish and Brazilian EP operations do not calculate or maintain records of order backlogs, we typically receive forecasts of future demands from certain larger customers which are used to manage production and ensure sufficient supply of paper products. Our French paper operations order backlog was approximately $28 million and $21 million on December 31, 2016 and 2015, respectively. Paper orders are typically received and shipped within a 30-day period. For RTL operations, order backlog was approximately $96 million and $111 million on December 31, 2016 and 2015, respectively, and is typically filled within one fiscal year.

The EP segment has historically experienced steady order flow. However, beginning in the fourth quarter of 2015 and into the first half of 2016, we benefited from large customer-driven inventory builds of LIP papers in Europe ahead of an approaching regulatory change. This inventory build reversed in the second half of 2016, creating atypical seasonality in our quarterly financial results. Generally, sales of our paper and reconstituted tobacco products are subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter.

Advanced Materials & Structures

Products. We manufacture and sell a variety of highly engineered resin-based, rolled goods such as films, nets, foams and other non-wovens. These products are often used in growing specialty applications serving the filtration, transportation, industrial, and medical end-markets. Most of our production technologies are extrusion-based, meaning resin pellets are heated, softened, and forced through a metal die to form continuous sheets or strands. We also produce certain air-laid products and both machined and extruded plastic tubes. We have significant technological expertise in proprietary die construction, which our competitors often outsource, and we consider this an advantage in protecting our technology and competitive position. However, unlike the EP segment which relies primarily on patent protection for key innovation protection, AMS relies more heavily on trade secrets and manufacturing "know-how."

We manufacture our thermoplastic polyurethane films ("TPU") to have combinations of the following attributes; UV, scratch, and water resistance, "breathability" (e.g., to allow air flow in a skin-contact medical application), and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding transportation-related surface protection applications, primarily automotive paint protection and security reinforced glass. These products are also used in certain niche applications such as graphics and laminated textiles in the industrial end-market, and also the medical end-market. Other films, including apertured film products, are used in wound care applications, such as finger bandages, wound dressings, and other hospital-setting products for the medical end-market. Our apertured film products are also used in specialty liquid filters for ultra-pure semiconductor manufacturing processes.

Our thermoplastic nets are used in a variety of applications, the most prominent of which is their use as spacer netting in spiral wound reverse osmosis water filtration (“RO filtration) devices. We have established a strong presence in this specialty application by customizing products to meet demanding customer specifications, such as thickness/weight, aperture performance, and heat and pressure resistance. Our nets are also used in a variety of industrial and life science filter applications such as fuel and hydraulic fluid filters, pharmaceutical filters, semiconductor filters, and food and beverage filters. They can also be found in a variety of packaging (i.e., retail food packaging) and protection applications (i.e., casings for underground pipelines).

Our non-wovens are typically air-laid resin-based materials often used in liquid filtration and residential and commercial air filtration and our foams are mainly sold as components in wound care products. In addition to rolled goods, SWM also manufactures rigid core tubing, an extruded resin product that also is primarily used in reverse osmosis water filtration devices, and flexible tubing used in various medical and industrial applications.

Markets and Customers. The AMS segment supplies specialty products mainly to customers producing finished goods serving the filtration, surface protection, medical, and industrial end-segments. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales.

Generally, the applications, customers, and end-markets the AMS segment serves are growing, which acts to counterbalance smoking attrition and its impact on our consolidated net sales. Within the filtration end-market, reverse osmosis water filtration has exhibited long-term growth, and we expect it to continue to do so due to current and expected global demand for drinkable water. Many countries rely on RO filtration as their primary water desalination technology to produce drinkable water, and we expect infrastructure investments in the U.S. and overseas to continue long-term. Sales of our other filtration products, particularly those used in the oil, gas, and mining sectors, have historically exhibited steady growth; however, they are subject to cyclicality and commodity price volatility and were particularly adversely impacted by significant declines in global commodity markets, which began in 2015. Our products are used in heavy equipment and machinery used in the oil and gas industries, often filtering fuel and other hydraulic liquids, as well as serving other functions in the exploration, processing, and transport of oil, gas, and metals. These applications and other non-water liquid filtration products can be generally referred to as process filtration.

The majority of our TPU film sales are concentrated in the domestic transportation end-market and are mostly used in transportation-related surface protection applications, specifically automotive paint protection. As a result, they are impacted by the U.S. auto industry. Other surface protection applications, such as bulletproof and security glass used primarily on vehicles are heavily impacted by government and military contracts. Our industrial applications are spread across a variety of other industries, such as apparel, food manufacturing, graphics and energy, while our medical film products largely serve the wound care management area of the medical end-market.

Sales and Distribution. AMS products are primarily sold by the marketing, sales and customer service organizations of our AMS operations directly to manufacturers and, in some geographic regions, we use sales agents to assist us in the sales process. As part of our enterprise transformation and integration efforts related to our recently acquired companies, we are rebranding the acquired companies and transitioning our AMS sales operations toward a more unified organization. Prior to this transition, DelStar and Argotec operated largely independently under their respective business trade names. Moving forward, all acquired companies will rebrand as SWM and the AMS sales organization will operate and go-to-market under the SWM trade name, with sales resources deployed by end-market and focused on selling products from across the total AMS offerings. As part of this transition, the DelStar and Argotec trade names will be mostly discontinued, resulting in the revaluing and impairment of various related intangible assets. Product-level trade names and brand names will remain in use for marketplace continuity. The financial impact of this change is further detailed in Note 9. Intangible Assets, of the Notes to Consolidated Financial Information.

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

Competition. Our AMS products are typically leaders in their respective categories and compete against niche products made by competitors such as Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service across the end-markets we serve. Of the end-markets we serve, industrial is generally the most price competitive due to a higher portion of commodity-type products that we often sell in order to maximize our machine utilization. As part of our overall strategic focus on high-value specialty products, we have elected to discontinue and/or reduce our efforts to sell some of our lower-margin products and have streamlined capacity accordingly, and will continue to rationalize our portfolio to maintain focus on our most profitable products.

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

We have multiple sources for most of our resin needs. However, some of our resins are supplied by one or a few manufacturers. We believe that our purchased raw materials are generally available from several sources and that the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. Our total resin purchases in 2016 and 2015 totaled $95 million and $54 million, respectively. The increase in 2016 resin purchases is due to a full year of purchases by Argotec included in our 2016 results.

The majority of our energy requirements relate to electricity in the U.S. We consider this to be a relatively stable energy source.

Backlog and Seasonality. In the AMS segment, customer orders are generally manufactured and shipped within 30 days or, in certain instances, within three months. Sales of our products within AMS are generally not subject to seasonal fluctuations. As of December 31, 2016 and 2015, the AMS segment order backlog was approximately $39 million and $44 million, respectively.

Recent Acquisition

On January 20, 2017, after the close of the 2016 fiscal year, the Company completed the previously announced acquisition of Conwed Plastics LLC from Leucadia National Corporation, a publicly traded diversified holding company. The purchase price to acquire Conwed was $295 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40 million, in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case upon the terms and subject to the conditions contained in the Purchase Agreement. Conwed is a leading producer of resin-based netting solutions with proprietary manufacturing processes and innovative technologies.

Conwed’s primary technology is resin extrusion for thermoplastic netting which provides diversification to SWM by serving different markets than those served by SWM’s existing AMS segment operations. Regarding intellectual property, the Company relies primarily on manufacturing know-how and “trade secrets.” Similar to the AMS segment, Conwed’s primary raw material usage relates to commodity grade resins such as polypropylene, for which prices often correlate with oil commodity markets. Conwed’s operations are expected to be highly synergistic with existing AMS segment operations, with primary acquisition value drivers including manufacturing footprint optimization, resin sourcing, and cross-selling. SWM will integrate Conwed into the AMS segment.

Approximately 70% of Conwed’s sales serve the infrastructure and construction end-markets, with netting products providing critical functionality in erosion and sediment control applications for highway infrastructure development, and oil and gas exploration. Netting is a component of erosion control blankets, which provide stability on sloped or altered landscapes, holding disturbed sediment in place. This application area is primarily driven by U.S. highway infrastructure spending. Similarly, in the oil and gas industry, Conwed’s products are used in site development as a component of a filled sock used to control sediment and prevent environmental contaminants from flowing outside the drilling site. U.S. drilling activity and share gains through further adoption of Conwed’s technology by oil and gas site managers are the primary demand drivers for this application. These products are also used in low-impact development and storm water management applications to mitigate environmental risks. Conwed’s key construction-related applications include support netting for carpet cushions and sod production which are largely driven by residential home construction in the U.S. The remaining 30% of sales are split between filtration and industrial end-markets.

Conwed is typically the leader in its key applications, often competing with manufacturers of similar products. We believe Conwed’s products compete primarily on product features, innovations and customer service across the infrastructure, construction and filtration end-markets, while the industrial area is generally the most price competitive due to a higher portion of commodity-type products. Conwed typically sells either directly to customers or to converters through an internal salesforce, which will be integrated into AMS’s realigned sales organization.

Research and Development

As of December 31, 2016 we employ approximately 70 research and development employees in research and laboratory facilities in France, Brazil, Poland, and the U.S. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We expensed $17.5 million in 2016, $14.0 million in 2015 and $15.7 million in 2014 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our EP and AMS segments. Within EP, our research and development has enabled us to establish and sustain leading shares in various cigarette paper products, specifically LIP paper. We also are working with customers to meet potential future demand for reduced-harm tobacco products. Within AMS, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world.

Patents and Trademarks

As of December 31, 2016, we owned 103 patents and had 202 pending patent applications in our EP segment, covering a variety of cigarette papers, RTL, cigar wrapper and binder and other products and processes in the U.S., Western Europe and several other countries. We believe that our patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of cigarette papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

Management believes that in the EP segment, our "ALGINEX®" water-based technology trademark, our "GLUCIGENTM" trademark for use in banded papers for the production of LIP cigarettes, and the "SWM" logo and trade names have been important contributors to the marketing of our products. Further, we have developed, individually or in conjunction with customers, technologies to address the demand for cigarette paper for LIP cigarettes in the U.S., Canada, Australia and the E.U. We have licensed to others the right to use certain of our LIP intellectual property, excluding ALGINEX® related intellectual properties.

As of December 31, 2016, we owned 49 patents and had 96 pending patent applications in our AMS segment, none of which are material to our operations.

In our AMS segment, as described in the branding initiative discussed above, SWM made a strategic decision to transition away from certain legacy business trade names associated with our recent acquisitions in favor of a streamlined

SWM enterprise branding approach. Thus, the Company recognized an impairment of our DelStar trade name asset, as further described in Note 9. Intangible Assets, of the Notes to Consolidated Financial Information. The Company will continue to market its products under the long-standing product-level brand names and trademarks such as "NALTEX®", "DELNET®", “ARGOGUARD®” and “ARGOTHANE®”.

Management of a large portion of SWM's research and development activities is provided from our Luxembourg City, Luxembourg operation ("SWM Luxembourg"). These activities are often performed at other SWM locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects in areas such as, but not limited to, LIP, our non-tobacco products unit (Advanced Fibers and Materials) and AMS. This operation also provides global oversight and active management for much of the Company's intellectual property rights.

Administrative and Court Proceedings Regarding Papers for Lower Ignition Propensity Cigarettes

In December 2009, Miquel y Costas, Société Papéteries du Léman SAS (“PdL”), and delfortgroup AG filed Notices of Opposition to granting by the European Patent Office's ("EPO") of our European Patent EP 1482815. The opponents submitted various contentions challenging the sufficiency of disclosure of the claimed invention. Delfortgroup and Miquel y Costas & Miquel S.A. subsequently withdrew their opposition after reaching separate settlements with the Company. On January 23, 2015, the Opposition Division of the EPO issued a written decision to maintain the patent in amended form. The EPO's decision was appealed by PdL and Julius Glatz GmbH (“Glatz”) intervened in the appeal. On September 16, 2016, the Board of Appeals of the EPO rejected the appeal. As a result, the patent remains in effect and is enforceable with no further appeals possible with the EPO.

On November 11, 2010, the EPO issued a Decision to Grant SWM European Patent No. 1333729. In December 2010, Glatz filed a Notice of Opposition to the grant of this patent, and in 2011, PdL, delfortgroup, and Miquel y Costas each also filed opposition papers, although PdL and delfortgroup subsequently withdrew from the proceedings. In its hearing in January 2015, the Opposition Division of the EPO revoked the patent, a decision that was upheld by the Board of Appeals on September 27, 2016. No further appeals by SWM are possible.

On June 27, 2012, the EPO granted the Company's applications for two LIP-related patents, EP 2127544 and EP 2127545, that are based on divisional applications related to European Patent No. 1333729. Glatz and Miquel y Costas each filed Notices of Opposition to the grant of EP 2127544. Glatz, Miquel y Costas and PdL each filed Notices of Opposition to the grant of EP 2127545. In its hearing on February 22, 2016, the Opposition Division of the EPO revoked EP 2127545 as insufficiently drafted. The Company believes that the EPO properly granted the patent and appealed the decision. In light of the revocation of EP 1333729, however, which patent is related to EP 2127545, there can be no assurance that the Company’s appeal will be successful.

On September 12, 2012, the EPO granted the Company's LIP-related patent, EP 2127543, which is based on a divisional application related to European Patent No. 1333729. PdL, Glatz and Miquel y Costas each filed Notices of Opposition. In its hearing on February 26, 2016, the Opposition Division of the EPO upheld the validity of the EP 2127543 patent. The parties opposing the patent have appealed the decision. The patent remains in effect and enforceable while opposition appeal proceedings are pending. The Company believes that the decision of the Opposition Division was correct and intends to vigorously defend the appeal of such decision.

On April 16, 2014, the EPO granted the Company's LIP-related patent, EP 2319333, which is based on a divisional application related to European Patent No. 1845810. Glatz filed a Notice of Opposition in January 2015. In its hearing on February 16, 2017, the Opposition Division of the EPO upheld the validity of the EP 2319333 patent in amended form. The decision is subject to appeal.

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In partial response to the infringement action, Glatz initiated a nullity action against the German part of EP 0870437, one of the four patents asserted by the Company in the lawsuit. The Company believes that the EP 0870437 patent is valid and intends to vigorously defend the patent. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

Employees

As of December 31, 2016, we had approximately 3,000 regular, full-time, active employees.

North American Operations. Hourly employees at the Spotswood, New Jersey, and Ancram, New York mills are represented by locals of the United Steel Workers Union. The two-year collective bargaining agreement with employees at our Spotswood mill is effective through July 28, 2018. The three-year collective bargaining agreement with employees at our Ancram mill is effective through September 30, 2017. We believe employee and union relations continue to be positive at the Spotswood and Ancram mills.

The fiber operations of our Canadian subsidiary, Newberry, South Carolina facility, Argotec facility, and DelStar facilities are non-union. We believe that employee relations are positive.

French Operations. Hourly employees at our Quimperlé, Spay, and Saint-Girons, France mills are union represented. From time to time, we undertake certain restructuring activities in France and elsewhere that can impact our employee relations. We believe that employee relations in France are positive.

Luxembourg Operations. Employees at our Luxembourg office are non-union. We believe that employee relations in Luxembourg are positive.

Brazilian Operations. Hourly employees at the Pirahy, Brazil mill are represented by a union. The one-year collective bargaining agreement with employees at SWM-B is effective through May 31, 2017. We believe that employee relations are generally positive and comparable to those of other similarly situated Brazilian manufacturing operations.

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

Environmental Matters

Capital expenditures for environmental controls to meet legal requirements and those relating to the protection of the environment at our facilities in the U.S., United Kingdom, France, Brazil, Poland, China and Canada were $2.8 million in 2016, no material amount of which was the result of environmental fines or settlements. We expect such expenditures to be $1.0 million or less in each of the next two years, of which no material amounts are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

Working Capital

We normally maintain approximately 50 to 90 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and market segment served. With respect to our accounts payable, we typically carry approximately 15 to 40 days outstanding, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relation to changes in our manufacturing operations, particularly due to changes in prices of wood pulp, resins and purchased energy and the level and timing of capital expenditures related to projects in progress.

Executive Officers of the Registrant

The names and ages of our executive officers as of February 24, 2017, together with certain biographical information, are as follows:

Name	Age	Position
Frédéric P. Villoutreix	52	Chairman of the Board and Chief Executive Officer
Allison Aden	55	Executive Vice President, Finance and Chief Financial Officer
Michel Fievez	59	Executive Vice President, Engineered Papers
Daniel Lister	44	Executive Vice President, Advanced Materials & Structures
Robert Cardin	53	Corporate Controller

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

Daniel Lister was appointed Executive Vice President, Advanced Materials & Structures on July 5, 2016. Mr. Lister joined SWM from Greif, Inc., a global leader in industrial packaging and services, where he worked since 2005. From 2009 to 2016 Mr. Lister held key international roles including, Vice President, Middle East Development and Division President and CEO of Greif Flexible Products & Services, a Joint Venture with the Al Dabbagh Group. Prior to his international assignments, Mr. Lister led key businesses in North America. Mr. Lister worked for The Dow Chemical Company from 2001 - 2005 where he held several commercial strategy, business growth, and business management roles.

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

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2016 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

We expect our business to continue to be adversely impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products due to declining social acceptance of smoking, new smoking technologies, and litigation in the United States and other countries.

In 2016, approximately 60% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside of Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, that do not use our products, and, particularly in the United States, to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products (e.g., CVS drug stores in the United States). As a result, the overall demand for conventional tobacco cigarettes outside of Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

In recent years, governmental entities around the world, particularly in the United States, Brazil, Russia, Australia and Western Europe, have taken, or have proposed, actions that had, or are likely to have, the effect of reducing consumption of tobacco products which, in turn, reduces demand for our products. These actions, including efforts to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other tobacco products. For example, in the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, and again in 2016 to include cigars and additional tobacco products. These products are now subject to product component disclosure regulations, new controls on ingredients and design changes, and additional restrictions relating to marketing and labeling. The federal Food and Drug Administration could promulgate additional regulations. In Brazil, regulations limit the use of additives to cigarettes. In the E.U., the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and both revisions to the Directive and the ongoing phase-in of the Registration, Evaluation, Authorization, and Restriction of Chemical Substances regulation ("REACH") may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. It is not possible to predict the additional legislation or regulations relating to tobacco products that may be instituted, or additional countries that may adopt such legislation or regulations, or the extent to which such legislation or regulations may impact the design or formulation of our customers' products. Such legislation or regulation may adversely impact the demand for traditional cigarettes and cigars, with corresponding impacts on our sales of cigarette papers, RTL and associated items, which could have a material adverse effect on our future financial condition, results of operations and cash flows.

Cigarette consumption in Asia, particularly premium brands in China, appears to have leveled off and is no longer growing. China represents approximately 44% of the world’s cigarette consumption. If this trend toward stable consumption turns into a decline in cigarette consumption, it could have a material adverse effect on our future financial condition, results of operations and cash flows, including our CTS and CTM joint ventures.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added functionality and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how to, and earn royalty income from, third parties. Presently, we are seeing evidence of increasing efforts and activity by our competitors and some customers to develop and sell competitive products, particularly in the area of papers used for LIP applications and e-cigarettes, with the effect of creating pricing pressure on our LIP products. Over time, we expect our competitors to develop competitive products that are designed to avoid our intellectual property or to license our innovations. Ultimately, our patents will expire (generally before 2023) and some may be held invalid in certain jurisdictions before their expiration dates. In addition to protecting certain of our technological advantages through patenting, we also protect a significant amount of our technological advantages as trade secrets, especially with regard to our AMS segment and our RTL products. As we expand our production of LIP papers, RTL and our AMS operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

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

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual countries. We cannot guarantee that any United States or foreign patent, issued or pending, will provide us with any continued competitive advantage.

We rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect our intellectual property rights. However, we cannot guarantee that one or more of our patents will not be challenged by third parties and/or ultimately held invalid by courts or patent agencies of competent jurisdiction, which could remove the legal barriers preventing competitors from practicing our LIP technology among others.

Further, there can be no assurances that we will be able, or that it will be economic for us, to prevent third parties from using our intellectual property or infringing our patents without our authorization, which may reduce any competitive advantage we have developed. In the event that we need to enforce certain of our patents against infringement through judicial or administrative actions, the litigation to protect these rights is often costly and time consuming and diverts management resources; moreover, there can be no assurance that our efforts to protect our intellectual property will be successful, or that a defendant will not assert counterclaims against us or challenges to other intellectual property we may own.

Other of our patents have been the subject of opposition hearings. For example, certain competitors filed an opposition to European Patent No. 1333729 relating to the production of low ignition propensity cigarette paper. Although the Company believed that the EPO properly granted the patent and vigorously defended it before the EPO, the Opposition Division in January 2015, and later the Board of Appeals in September 2016, issued decisions (to which no further appeal is possible) revoking the patent. Likewise, an opposition proceeding is pending against two LIP-related patents that are based on divisional applications related to European Patent No. 1333729. One of these patents also was revoked. While the patent remains in effect and enforceable while the Company’s opposition appeal proceedings are pending, there can be no assurance, in light of the revocation of patent EP 1333729, that such appeal will be successful. Like the actions we undertake to enforce our IP rights, oppositions filed against us in respect of our intellectual property are expensive and diverts management time and resources.

Even when the Company is initially successful, there can be no assurance that the counterparty will not appeal, or that the appeal will not be successful. For example, an opposition to another LIP patent, EP 2127543 (also based on a divisional application related to European Patent No. 1333729) was successful before the Opposition Division, but this decision was later appealed by the parties opposing the patent. The Company believes that the patent was properly granted and will vigorously defend the appeal. Success even at the appeal level, as with respect to other patents, such as EP 1,482,815 (relating to a low-viscosity polymers to print LIP bands), there can be no assurance that patent successfully defended on a supranational level will not be later successfully challenged in individual jurisdictions.

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

Our operations are located in many countries around the world and operate, to a degree, in a decentralized manner. There are inherent control and fraud risks in such a structure. Moreover, we have manufacturing facilities in eight countries and two joint ventures in China and sell products in over 90 countries, many of which are emerging and undeveloped markets.

As a result, our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including the following:

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

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions, including as they relate to Brazil, Russia and the Ukraine; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. These factors together with risks inherent in international operations, including risks associated with any non-compliance with the U.S. Foreign Corrupt Practices Act, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and other non-U.S. anti-bribery law compliance, could adversely affect our financial condition, results of operations and cash flows.

•
We participate in two joint ventures and have one manufacturing facility in China. The joint ventures sell our products primarily to Chinese tobacco companies. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, adverse changes in the policies or in our relations with government-owned or run customers and the uncertainty inherent in operating within an evolving legal and economic system. There are also risks inherent with 50% joint ventures, such as a lack of ability to control, and visibility with respect to operations, customer relations and compliance practice, among others.

•
Changes or increases in international trade sanctions or quotas may restrict or prohibit us from transacting business with established customers or securing new ones, including as to Russia and the Ukraine, which are areas where the Company has offices and/or significant customers and as to which the applicable sanctions have changed unexpectedly on a number of occasions since 2014.

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
In addition, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar sales in Brazil and euro denominated sales in Poland. We also hold a significant amount of our cash balances in euros, thus any weakening of the euro versus the U.S. Dollar would reduce the amount of U.S. Dollars for which such balances could be exchanged.
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

We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. Counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful. We generally hedge foreign currency transaction risk primarily through the use of derivative instruments, including forward and swap contracts and, to a lesser extent, option contracts. The use of derivative instruments is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and/or we are unable to effectively hedge these risks, they could materially adversely affect our financial condition, results of operations and cash flows.

The Company could be subject to changes in its tax rates, the adoption of new U.S., or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and in foreign jurisdictions where a number of the Company’s subsidiaries are organized. The Company’s future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or future changes in tax laws or their interpretations as to the legality of tax advantages granted under various current and past corporate structures. Although none of the Company’s international tax arrangements are currently being challenged or threatened to be challenged, recent developments, such as the European Commission’s investigations on illegal state aid as well as the Organization for Economic Cooperation and Development project on base erosion and profit shifting may result in changes to long-standing tax principles or new challenges to our cross-border arrangements, which could adversely affect our effective tax rate or require a restructuring of the holding of foreign subsidiaries. If the Company’s effective tax rates were to increase, or if any ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

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

Three customers, together with their respective affiliates and designated converters, accounted for over 35% of our net sales in 2016. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or reconstituted tobacco, could have a material adverse effect on our financial condition, results of operations and cash flows. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are important to our customers. However, future RTL results could be adversely affected by fluctuations in customer inventories, changes in the cigarette tobacco blending approaches by our customers, changes in regulations and tariffs and the price of virgin tobacco leaf.

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

We supplement operating cash flow with bank borrowings under a secured credit agreement with a syndicate of banks. Borrowings under this agreement will mature in October 2020 and October 2022. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets, including an economic crisis in the U.S. or elsewhere, whether or not caused by the U.S. or European debt ceiling, deficits and budget issues, could have an adverse impact on our ability to negotiate new credit facilities or access or renew our existing one. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business, including potentially impairing our ability to declare dividends, conduct share buy-backs and make acquisitions.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

From time to time, we consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives, such as our acquisitions of DelStar Technologies, Inc., Argotec LLC and Conwed Plastics LLC. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. It is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business, due to, among other things, integration and employee retention challenges, contrasting company cultures and different information technology and reporting systems. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives, smooth integrations or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to our earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition (such as our acquisitions of DelStar, Argotec and Conwed), disposition or internal growth, present additional risks, including causing us to incur unknown or new types of liabilities, subjecting us to new regulatory frameworks and new market risks, and acquiring operations in new geographic regions with challenging labor, regulatory and tax regimes. The potential future expansion of our AMS business unit or other operations could cause these operations to face additional competition from larger and more established competitors than is currently the case.

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

The integration of the operations of acquired companies involves a number of risks and presents financial, managerial, reporting, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, employee retention and integrating and retaining management and personnel from acquired companies. Among these risks are potential loss of consumer awareness and demand for the acquired companies’ products based on the rebranding of those products under the Company’s legacy brand names. Additionally with respect to the acquisitions of DelStar and Argotec, the two associated acquisitions in December 2014, and of Conwed in early 2017, we may not be able to achieve anticipated cost savings or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, inability to achieve increased operating efficiencies or commercial expansion of key technologies. In the second half of 2015, we formed our AMS business unit comprised of these operations and certain other SWM resources. The future success of AMS depends, in part, on our ability to attract additional management, retain key employees, integrate new personnel, operating and reporting systems as well as execute AMS’ growth strategy. Failure to successfully integrate acquired companies or organize AMS may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our restructuring activities are time-consuming and expensive and could significantly disrupt our business.
We have initiated significant restructuring activities in recent years, including restructurings in 2014, 2015 and 2016 in France and the United States, during 2014 in Brazil and during 2012 in the Philippines, that have become part of an overall effort to improve an imbalance between demand for our products and our production capacity as well as improve our profitability and the quality of our products. We expect to continue these restructuring efforts from time to time. Restructuring of our existing operations, or as a result of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business as well as garner review from regulatory authorities which could result in financial impacts to the Company. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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

In 2014 and again in 2016, we re-examined and re-aligned certain internal business operations and our legal entity structure in order to improve our cash-flows, have easier access to our foreign cash, centralize, enhance the management of our intellectual property and streamline certain internal business activities. This has resulted in a reduction of our overall effective tax rate, among other things. Steps to accomplish these objectives have been taken and additional steps may be taken later as we continue to grow certain of our operations, repatriate our foreign cash, diversify our business and continue our business analyses. We anticipate that there could be further realignment activities in the future.

Realignments can present significant potential risks of events occurring that could delay, halt or adversely affect the success of a project, including delays encountered in finalizing the scope of, and implementing, the realignment, the failure to achieve targeted benefits or savings, the failure to follow appropriate regulatory requirements or internal processes and procedures and a potential decrease in employee morale. Further, there can be no assurance that the taxing authorities of the jurisdictions in which we operate, or to which we are otherwise deemed to have sufficient tax activity, will not challenge our interpretation of tax laws and regulations or the tax benefits that we expect to realize as a result of the realignment. Any such challenges (including our response thereto) can be time consuming or expensive with potentially uncertain outcomes, including as to additional interest, penalties or increase in back taxes that could be payable by us. In addition, changes to U.S. or non-U.S. tax laws and regulations may adversely impact the anticipated benefits of our legal entity structure and any potential future realignments. Any future impact to our effective tax rate will also depend on our ability to operate our business in a manner consistent with the regulatory requirements for such a realignment including applicable taxing provisions and realization of our anticipated profits as well as the countries in which such profits are realized. Further, we have incurred certain costs in connection with the realignment and we may incur additional costs, including ones that are not currently expected to be incurred. There also can be significant costs and complexities around meeting the necessary tax accounting rules as required by our realignment structure and regulations applicable to us and it is possible that the authorities might disagree with our accounting treatment or that there may be a disagreement or dispute regarding our calculations. It is also possible that the authorities might change, either prospectively or retrospectively, certain complex tax rulings that would have potentially significant impacts to our financial results. Additionally, due to the complex nature of some of the accounting and taxation calculations, the Company may incur significant costs in defending its interpretation of positions in regards to certain tax legislation, rulings and inquiries.

To the extent these risks or circumstances occur, we may fail to achieve the future financial and business benefits that we anticipate as a result of the realignments, our tax rate may increase and our future operating results, financial condition and cash flows may be negatively impacted. Thus, there can also be no assurance that we will realize the expected future benefits of the realignments.

Our financial performance can be significantly impacted by the cost and availability of raw materials and energy and we may have limited ability to pass through increases in costs to our customers.

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use in our EP segment, and some resins used by our AMS segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2013 through December 2016, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we purchase, increased by 11%. Also, in that same time period, the cost of polypropylene has fluctuated significantly based on a number of factors, including changes in global oil markets. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use.

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

We rely extensively on information technology systems, some of which are managed by third-party service providers, to analyze, process and manage transactions and sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing and maintenance of this information is critical to our operations and business strategy and we rely heavily on the integrity of this data in managing our business. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or be breached due to employee or third party error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, regulatory penalties, including penalties under EU privacy laws, and disrupt our operations. There are further risks associated with the information systems of companies we acquire, both in terms of systems compatibility, level of security and functionality. It may cost us significant money and resources to address these risks and we may fail to address them successfully, adversely impacting our financial condition, results of operations and cash flows.

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

The loss of any of our key employees, including our CEO and his direct reports, due to retirement, difference in culture with acquired businesses, the demands of our business, our tobacco-related operations or otherwise could adversely affect our business and thus our financial condition, results of operations and cash flows. Because a large part of our business is tied to the tobacco industry, we may also experience difficulty in retaining and hiring qualified executives and other personnel in our AMS segment, at corporate and/or in EP. This may be caused by the health and social issues associated with the tobacco industry. We not only compete for talent with consumer products and other companies that enjoy greater social acceptance but also with larger, more established companies within the tobacco industry.

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
Sales of our EP products in the United States, Europe, China and Brazil are subject to seasonal fluctuations. In the United States and Europe, customer shutdowns typically occur in August and December and historically have resulted in reduced net sales and operating profit during those two months. Likewise, the production of cigarettes in China for the Chinese market slows significantly before and during Chinese New Year, with a corresponding reduction in demand for our EP products. Additionally, our facilities occasionally shut down equipment to perform additional maintenance during these months or as a result of slow demand, resulting in higher product costs, higher maintenance expenses and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February. The oil & gas, mining and automotive industries are important to sales in our AMS segment and these and other industries tend to be cyclical, which could adversely impact our business, financial condition, results of operations and cash flows during the duration of their down cycles.

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

Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the United States, ("GAAP"), require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2016, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans was underfunded by $32.0 million. For a discussion regarding our pension obligations, see Note 16. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk that affect our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings is difficult to predict. An adverse result in one or more of these tax disputes could have a material adverse impact on our financial condition, results of operations and cash flows. We are also subject to other litigation in Brazil, including labor and workplace safety claims. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our financial condition, results of operations and cash flows, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report. We also cannot give any assurances as to any litigation that might be filed against us in the future, including any claims relating to the alleged harmful effect of tobacco use on human health.

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

In previous years, the carrying value of the assets was evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, the likelihood of its reactivation and any alternative uses for the equipment. This evaluation, along with declines in our RTL volumes, resulted in 2013 in an impairment of $37.2 million. Further declines in the estimated fair value of these assets could result in a decision to record a further impairment of some or a substantial portion of the remaining outstanding balance of these assets, which was $17.2 million at December 31, 2016.

One portion of our business is dependent upon a single mill; further, we have limited cross redundancy across our facilities.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues and profits. We presently produce reconstituted tobacco leaf at only one facility located in France and wrapper and binder products at only one facility located in Ancram, New York. In our AMS business, in order to enhance the protection of our trade secrets, critical proprietary dyes used in a significant portion of our extruding operations are made at only one facility with very limited personnel trained to manufacture them. Further, in order to achieve operational efficiencies, among other reasons, we have limited ability to shift production across our various facilities, thus the loss of production at one facility may not be able to be mitigated by increased production at another. Consequently, natural disasters, pandemics and other unusual events could cause the loss of, or interruption of operations for a significant length of time at one or more of our facilities in six different countries, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Fluctuations in construction and infrastructure spending can impact demand for certain of our products.

Demand for certain of our products depends on spending in the construction industry, both residential and non-residential, as well as infrastructure sectors. Spending in those sectors is impacted by numerous circumstances beyond our control including, but not limited to, interest rates, availability of financing, housing inventory, capital spending, corporate investment, local, federal and state regulations, as well as availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. Decreased spending in any of these sectors could have an adverse impact on our financial condition, results of operations, and cash flows during the duration of their down cycle.

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

Similarly, though we have initiated implementation of this program in our AMS business operations in order to achieve margin improvements, due to the different company cultures of the acquisitions that make up a significant part of AMS and our continuing integration of these acquisitions, we may not be able to achieve the desired margin improvements through our Operational Excellence program at AMS.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, we operated a total of 18 production facilities on four continents and owned one other facility which is marketed for sale.

During 2015 we acquired one of our production locations in conjunction with our acquisition of Argotec and completed construction of our DelStar Poland site to support the manufacturing operations of our AMS segment. Additionally, in 2014 we acquired two of our operating facilities for our AMS segment in connection with our acquisition of assets from Smith & Nephew ("SNN") and Pronamic Industries Inc. ("Pronamic").

The following are the locations of our principal production facilities as of December 31, 2016. Except as otherwise noted, we own the facilities listed below:

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

RTL Philippines Mill (currently marketed for sale)
Sto. Tomas, Philippines

* Leased properties

As of December 31, 2016, we had approximately 206,000 metric tons of annual paper production capacity, dependent upon the production mix. Capacity utilization decreased in 2016 to 80% for EP products compared with 86% in 2015. AMS product manufacturing lines operated at approximately 80% capacity as of December 31, 2016 compared to 72% capacity as of December 31, 2015. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the United States. We own each of these facilities and the associated operating equipment except for a flax tow storage facility in Winkler, Manitoba and the mill building in Strykow, Poland, which are leased.

We maintain administrative and/or sales offices in Alpharetta, Georgia; Quimperlé, France; Spay, France; Shanghai, China; Piraí, Brazil; Moscow, Russia; Strykow, Poland; Middletown, Delaware; Greenfield, Massachusetts; Luxembourg City, Luxembourg; and Bristol, England. Our world headquarters are located in Alpharetta, Georgia. All of these offices are owned except for those located in Alpharetta, Shanghai, Moscow, Strykow, Greenfield, Luxembourg City, and Bristol which are leased.

Subsequent to the year-end, as a result of the acquisition of Conwed in January 2017, the Company operates additional production and administrative facilities in Minneapolis, Minnesota; Athens, Georgia; Roanoke, Virginia; Chicago, Illinois; and Genk, Belgium.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured, except for the RTL Philippines facility in Sto. Tomas, Philippines, which is currently being marketed for sale. This property is classified as Assets held for sale in the Company's Consolidated Balance Sheet as of December 31, 2016 and 2015.

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $13 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013 (collectively the "Electricity Assessments").  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and

November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $5 million in connection with the first electricity assessment and $9 million in connection with the second electricity assessment, in each case based on the foreign currency exchange rate at December 31, 2016.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  SWM-B's challenge to the third electricity assessment (approximately $4 million as of December 31, 2016) was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and has been appealed to the Conselho de Contribuintes.

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

Environmental Matters

Our operations are subject to various federal, state and local laws, regulations and ordinances in various nations relating to environmental matters. The nature of our operations exposes us to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While we have incurred in the past several years, and will continue to incur, capital and operating expenditures in order to comply with environmental laws and regulations, we believe that the future cost of compliance with environmental laws, regulations and ordinances, our exposure to liability for environmental claims, and our obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on our financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned, operated or used for waste disposal by us (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on our financial condition or results of operations.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China, the United Kingdom and Canada. For these purposes, the Company incurred total capital expenditures of $2.8 million in 2016, and expects to incur less than $1.0 million in each of 2017 and 2018, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2016, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share ("Common Stock") has been listed on the New York Stock Exchange, trading under the symbol "SWM". On February 23, 2017, our stock closed at $41.53 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2017
First Quarter (through February 23, 2017)	$47.01	$40.08

2016
Fourth Quarter	$47.00	$35.31
Third Quarter	40.79	34.46
Second Quarter	36.19	30.21
First Quarter	42.16	29.02

2015
Fourth Quarter	$43.47	$34.07
Third Quarter	41.00	32.50
Second Quarter	46.60	38.05
First Quarter	47.50	38.50

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2011 through December 31, 2016, with the comparable cumulative total returns of the S&P 500 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index, which we expect reflects the performance of one of the primary industries in which we operate. We have selected Neenah Paper Inc., and P.H. Glatfelter Co. as our peer group.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2011 and that all dividends were reinvested. The returns of the companies in the peer group have been weighted according to their market capitalization. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return
Holders. As of February 24, 2017, there were 1,839 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2016, 2015 and 2014, we declared and paid cash dividends totaling $1.62 per share, $1.54 per share, and $1.46 per share, respectively. We announced in February 2017 a dividend of $0.42 per share payable on April 7, 2017 to stockholders of record as of the close of business on March 10, 2017. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2016.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2016 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
First Quarter 2016	18,379	$32.83	—	$—	$—
Second Quarter 2016	159	34.21	—	—	—
Third Quarter 2016	1,001	37.81	—	—	—
Fourth Quarter 2016
October 2016	—	—	—	—	—
November 2016	—	—	—	—	—
December 2016	806	41.14	—	—	—
Total 2016	20,345	$33.42	—	$—	$—

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our San Pedro, Philippines and Medan, Indonesia mills have been retrospectively presented as discontinued operations for all periods, both of which were sold in 2013. The results for 2015 and 2013 include results of operations of Argotec and DelStar from the date of their acquisitions of October 28, 2015 and December 12, 2013, respectively. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Results of Operations
Net sales	$839.9	$764.1	$794.3	$772.8	$778.5
Cost of products sold	583.2	539.7	575.5	520.1	519.0
Gross profit	256.7	224.4	218.8	252.7	259.5
Nonmanufacturing expenses	125.0	106.8	99.6	86.5	86.4
Restructuring & impairment expense	25.6	14.6	13.1	41.3	21.4
Operating profit	106.1	103.0	106.1	124.9	151.7
Income from continuing operations	82.8	90.5	89.7	78.5	104.1
(Loss) income from discontinued operations	—	(0.8)	—	(2.4)	(24.3)
Net income	$82.8	$89.7	$89.7	$76.1	$79.8

Net income (loss) per share- basic:
Income from continuing operations	$2.71	$2.97	$2.94	$2.51	$3.33
(Loss) income from discontinued operations	—	(0.02)	—	(0.08)	(0.79)
Net income per share - basic	$2.71	$2.95	$2.94	$2.43	$2.54

Net income (loss) per share - diluted:
Income from continuing operations	$2.70	$2.96	$2.93	$2.49	$3.29
(Loss) income from discontinued operations	—	(0.02)	—	(0.07)	(0.78)
Net income per share - diluted	$2.70	$2.94	$2.93	$2.42	$2.51

Cash dividends declared and paid per share	$1.62	$1.54	$1.46	$1.26	$0.45
EBITDA from continuing operations(1)	$157.6	$162.8	$162.5	$171.7	$195.4
Adjusted EBITDA from continuing operations (1)	$183.2	$177.4	$177.7	$213.0	$216.8
Percent of Net Sales
Gross profit	30.6%	29.4%	27.5%	32.7%	33.3%
Nonmanufacturing expenses	14.9%	14.0%	12.5%	11.2%	11.1%
Financial Position
Capital spending	$27.8	$24.2	$35.1	$29.1	$27.2
Depreciation and amortization	44.5	41.0	45.1	37.3	38.5
Total assets	1,173.7	1,290.0	1,185.0	1,224.1	885.7
Total debt	440.4	571.5	437.9	382.7	155.0
Total debt to capital ratio	46.4%	55.0%	47.2%	43.7%	23.2%

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision and depreciation and amortization expense to income from continuing operations. Adjusted EBITDA from Continuing Operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense and start-up expenses from our CTS joint venture in China to EBITDA from continuing operations. The Company believes investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. However, non-GAAP financial measures should not be considered in isolation or as a substitute for financial information derived in accordance with GAAP. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Income from continuing operations	$82.8	$90.5	$89.7	$78.5	$104.1
Plus: Interest expense	16.6	9.7	7.2	2.9	3.3
Plus: Income tax provision	15.4	21.6	20.5	53.0	49.5
Plus: Depreciation and amortization	42.8	41.0	45.1	37.3	38.5
EBITDA from continuing operations	157.6	162.8	162.5	171.7	195.4
Plus: Restructuring and impairment expense	25.6	14.6	13.1	41.3	21.4
Plus: CTS start-up expenses	—	—	2.1	—	—
Adjusted EBITDA from continuing operations	$183.2	$177.4	$177.7	$213.0	$216.8

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

Summary

In 2016, SWM reported net income of $82.8 million on total net sales of $839.9 million. Compared to the prior year, net sales increased $75.8 million due primarily to incremental net sales generated from the operations of our newly acquired Argotec business, partially offset by the net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices in our EP segment. Our AMS segment was also impacted by planned reductions of low-margin industrial sales and a decline in sales of certain air filtration products which offset growth in other filtration end-markets.

Net income decreased to $82.8 million in 2016 compared to $89.7 million in 2015 and was impacted by higher expenses from interest and intangible asset amortization, the impact of sales declines in certain end-markets in the AMS segment along with lower income from our equity affiliates, lower interest income and impairment expense recognized from a one-time impairment charge to the DelStar trade name intangible asset. These factors were partially offset by incremental income earned from the operations of our newly acquired Argotec business as well as lower restructuring expenses, primarily in our EP segment, the net combined impact of operational improvements and net combined changes in volumes, mix of products sold, and average selling prices, and overall favorable net foreign currency impacts.

Cash provided by operations was $129.7 million in 2016 compared to $144.7 million in 2015. The $15.0 million decrease was due primarily to lower net income in 2016 compared to 2015 and a $23.8 million unfavorable year over year net change in operating working capital, partially offset by the impact of certain non-cash adjustments to net income, including higher impairment expense, higher intangible amortization expense and lower gain on the sale of water rights at our Spotswood, NJ manufacturing facility. Uses of cash during 2016 included $27.8 million of capital spending, $135.4 million in net payments of debt and $49.4 million in cash dividends paid to SWM stockholders.

Recent Developments

On November 2, 2016, we announced an increase of our quarterly dividend to $0.42 per share. The increase is part of our long-term capital allocation strategy which is focused on reinvesting in our businesses, returning at least one-third of free cash flow to stockholders via dividends and share repurchases while retaining flexibility to explore growth and diversification opportunities, including in industries in which we currently do business and in adjacent industries.

In August 2016, the Company repatriated $71.7 million of its overseas cash, which was used to repay a portion of the borrowings related to the Argotec acquisition.

In our AMS segment, as described in the branding initiative discussed in Item I, Part 1, Business, SWM made a strategic decision in the fourth quarter of 2016 to transition away from certain legacy business trade names associated with our recent acquisitions in favor of a streamlined SWM branding approach. Thus, the Company recognized a $20.7 million impairment charge related to the value of the DelStar trade name as further described in Note 9. Intangible Assets, of the Notes to Consolidated Financial Statements. The Company will continue to market its products under the long-standing product-level brand names and trademarks such as "NALTEX®", "DELNET®", “ARGOGUARD®”, and “ARGOTHANE®”.

As discussed in Note 12. Debt, of the Notes to Consolidated Financial Statements, on December 1, 2016, we entered into an amendment to our Second Amended and Restated Credit Agreement ("Credit Agreement Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement Amendment contains several immaterial definition changes and additions; however, the material provisions that amend the permitted maximum net debt to EBITDA ratio became effective upon consummation of the Conwed acquisition, as discussed below.

On January 20, 2017, after the close of the 2016 fiscal year, the Company completed the acquisition of Conwed Plastics LLC. The purchase price was $295 million in cash plus three potential earn-out payments not to exceed $40 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021. Conwed is a leading producer of resin-based netting solutions with proprietary manufacturing processes and innovative technologies and production facilities in the United States and Belgium. Conwed will be incorporated into our AMS segment and is expected to generate significant synergies with our existing AMS operations.

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

For further information, please see "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 26% of our total assets as of December 31, 2016. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 10 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

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

In 2011, the Company revised its Asian RTL expansion plans and suspended the construction of the Philippine greenfield site. Due to this change, the carrying value of partially constructed assets was evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, likelihood of its reactivation and alternative uses for the equipment, and, as a result of this analysis, the Company recorded an impairment loss of $3.1 million during 2012. Based on an evaluation of the fair value at December 31, 2013, which used independent appraisals of certain assets, the Company recorded a $37.2 million impairment charge during 2013. There were no additional impairment charges recorded during 2014.

In 2015, the Company made the decision to dispose of the facility and related equipment. Based on an updated estimate of the fair value of the equipment in 2015, the Company recorded an additional impairment charge of $5.2 million. During 2015, the net book value of the RTL Philippines property, plant and equipment was reclassified as Assets held for sale in the Company's Consolidated Balance Sheets. The Company reviews these assets at each reporting period and would recognize an impairment charge for the excess of carrying value of the assets over the fair value less any costs to sell. The Company did not record any additional impairment charges during 2016. The net book value of the RTL Philippines property, plant and equipment was $17.2 million as of December 31, 2016.

Management continues to evaluate how to operate our production facilities more effectively with reduced tobacco-related papers volumes. Further restructuring actions are possible that might require additional write-offs or accelerated depreciation of some equipment.

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated financial statements. See Note 3. Business Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed on October 1, 2016 and 2015 did not indicate any impairment of goodwill.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see "Recent Accounting Pronouncements" included in Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2016	2015(1)	2014
	($ in millions, except per share amounts)
Net sales	$839.9	$764.1	$794.3
Cost of products sold	583.2	539.7	575.5
Gross profit	256.7	224.4	218.8
Selling expense	25.3	22.2	22.0
Research expense	17.5	14.0	15.7
General expense	82.2	70.6	61.9
Total nonmanufacturing expenses	125.0	106.8	99.6
Restructuring and impairment expense	25.6	14.6	13.1
Operating profit	106.1	103.0	106.1
Interest expense	16.6	9.7	7.2
Other income (expense), net	3.9	12.2	9.3
Income from continuing operations before income taxes and income from equity affiliates	93.4	105.5	108.2
Provision for income taxes	15.4	21.6	20.5
Income from equity affiliates, net of income taxes	4.8	6.6	2.0
Income from continuing operations	82.8	90.5	89.7
(Loss) income from discontinued operations	—	(0.8)	—
Net income	$82.8	$89.7	$89.7

Net income (loss) per share - basic:
Income per share from continuing operations	$2.71	$2.97	$2.94
(Loss) income per share from discontinued operations	—	(0.02)	—
Net income per share - basic	$2.71	$2.95	$2.94

Net income (loss) per share - diluted:
Income per share from continuing operations	$2.70	$2.96	$2.93
(Loss) income per share from discontinued operations	—	(0.02)	—
Net income per share - diluted	$2.70	$2.94	$2.93
(1) Results during the year ended December 31, 2015 include Argotec from the October 28, 2015 acquisition date to December 31, 2015.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Net Sales
(dollars in millions)

	2016	2015	Change	Percent Change
Engineered Papers	$559.3	$583.9	$(24.6)	(4.2)%
Advanced Materials & Structures	280.6	180.2	100.4	55.7
Total	$839.9	$764.1	$75.8	9.9%

Net sales were $839.9 million in 2016 compared with $764.1 million in 2015. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Incremental AMS segment revenue from acquisitions	$106.5	13.9%
Changes in currency exchange rates	0.3	0.1
Changes in royalties	(1.2)	(0.2)
Changes in product mix and selling prices and sales volumes	(29.8)	(3.9)
Total	$75.8	9.9%

The EP segment net sales during the year ended December 31, 2016 of $559.3 million decreased by $24.6 million, or 4.2%, versus net sales of $583.9 million in the prior year.  The decrease in net sales was primarily the result of the $27.0 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices, and $1.2 million of lower royalty income, partially offset by favorable net foreign currency impacts of $3.6 million, mainly from a stronger euro, in each case compared to the prior year.

AMS segment net sales were $280.6 million for 2016 compared to $180.2 million during 2015. The increase of $100.4 million or 55.7% was due primarily to $106.5 million in incremental net sales generated by the operations of our Argotec business, partially offset by $3.3 million of unfavorable net foreign currency impacts, mainly from a weaker British pound and Chinese yuan and a $2.8 million combined impact primarily from planned reductions of low margin industrial sales and a decline in sales of certain air filtration products which more than offset growth in other filtration end-markets.

Gross Profit
(dollars in millions)

				Percent Change	Percent of Net Sales
	2016	2015	Change		2016	2015
Net sales	$839.9	$764.1	$75.8	9.9%	100.0%	100.0%

Cost of products sold	583.2	539.7	43.5	8.1	69.4	70.6
Gross profit	$256.7	$224.4	$32.3	14.4%	30.6%	29.4%

Gross profit for the year ended December 31, 2016 increased by $32.3 million, or 14.4%, to $256.7 million from $224.4 million in the prior year. In the EP segment, the $0.5 million net favorable combined impact of operational improvements, lower input costs and net combined changes in volumes, mix of products sold and average selling prices, along with $5.5 million in favorable net foreign currency impacts and $1.0 million in lower distribution costs were partially offset by the $1.2 million impact of lower royalty income. The AMS segment benefited from $31.2 million in incremental gross profit associated with the operations of our newly acquired Argotec business, partially offset by $1.0 million in unfavorable net foreign currency impacts as well as a combined $3.7 million impact of a decline in net sales, primarily from planned reductions of low margin industrial sales and associated unfavorable fixed cost absorption along with a decline in sales of certain air filtration products which more than offset growth in other filtration end-markets.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2016	2015	Change		2016	2015
Selling expense	$25.3	$22.2	$3.1	14.0%	3.0%	2.9%
Research expense	17.5	14.0	3.5	25.0	2.1	1.8
General expense	82.2	70.6	11.6	16.4	9.8	9.2
Nonmanufacturing expenses	$125.0	$106.8	$18.2	17.0%	14.9%	13.9%

Nonmanufacturing expenses in the year ended December 31, 2016 increased by $18.2 million, or 17.0%, to $125.0 million from $106.8 million in the prior year due primarily to $13.5 million in higher incremental costs from the operations of our newly acquired Argotec business along with $3.1 million in higher research and development and selling expenditures, and $2.0 million in higher general and administrative expenses including the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe, professional services fees, higher intangible asset amortization expense and general increases in other expenses. These factors were partially offset by $0.4 million in favorable foreign currency impacts.

Restructuring and Impairment Expense
(dollars in millions)

				Percent Change	Percent of Net Sales
	2016	2015	Change		2016	2015
Engineered Papers	$4.0	$14.4	$(10.4)	(72.2)%	0.7%	2.5%
Advanced Materials & Structures	21.3	(0.2)	21.5	N.M.	7.6	(0.1)
Unallocated expenses	0.3	0.4	(0.1)	(25.0)
Total	$25.6	$14.6	$11.0	75.3%	3.0%	1.9%

The Company incurred total restructuring and impairment expense of $25.6 million in the year ended December 31, 2016, compared to $14.6 million in the year ended December 31, 2015, an increase of $11.0 million or 75.3%. In 2016, restructuring and impairment expenses consisted of $4.3 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $0.6 million of impairment charges to certain of our Polish manufacturing equipment. Additionally, in the fourth quarter of 2016, in line with the Company's rebranding strategy, it was determined that use of the DelStar trade name will be discontinued in 2017. As a result, a $20.7 million impairment charge was recognized to adjust the carrying value of the DelStar trade name intangible asset to its estimated fair value as of December 31, 2016 based on expected future cash flows to be realized from the use of the name. The remaining value of this intangible will be amortized over its remaining six month useful life.

In the year ended December 31, 2015, the Company's restructuring and impairment expense of $14.6 million was due to $8.0 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $1.4 million of impairment charges to certain of our Polish manufacturing equipment and $5.2 million of loss recognized to adjust the recorded value of equipment at our Philippines RTL location to its net realizable value.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2016	2015	Change		2016	2015
Engineered Papers	$138.0	$121.5	$16.5	13.6%	24.7%	20.8%
Advanced Materials & Structures	9.0	16.7	(7.7)	(46.1)	3.2	9.3
Unallocated expenses	(40.9)	(35.2)	(5.7)	16.2
Total	$106.1	$103.0	$3.1	3.0%	12.6%	13.5%

Operating profit was $106.1 million in the year ended December 31, 2016 compared with $103.0 million during the prior year.

The EP segment's operating profit in the year ended December 31, 2016 was $138.0 million, an increase of $16.5 million, or 13.6%, from $121.5 million in the prior year.  The increase was primarily due to $5.7 million in favorable net foreign currency translation impacts and $10.4 million in lower restructuring and impairment expenses, along with the $0.5 million net combined impact of operational improvements, lower input costs and net combined changes in volumes, mix of products sold and average selling prices, and $1.0 million in lower distribution costs which were partially offset by the $1.2 million impact of lower royalty income.

The AMS segment's operating profit in the year ended December 31, 2016 was $9.0 million compared to $16.7 million in the prior year period. The decrease of $7.7 million, or 46.1% in the AMS segment's operating profit during the year ended December 31, 2016 compared to the prior-year period was negatively impacted $21.5 million in increased restructuring and impairment expenses and $1.0 million in unfavorable net foreign currency impacts, partially offset by $17.7 million in incremental operating profit associated with the operations of our newly acquired Argotec business and $0.8 million in lower nonmanufacturing expenses. The AMS segment was also impacted by other factors, including a combined $3.7 million impact of a decline in net sales, including planned reductions of low margin industrial sales and associated unfavorable fixed cost absorption along with a decline in sales of certain air filtration products which more than offset growth in other filtration end-markets.

Unallocated expenses in the year ended December 31, 2016 were $40.9 million compared to $35.2 million in the prior year period. The increase of $5.7 million, or 16.2%, in unallocated expenses during the year ended December 31, 2016 compared to the prior year was primarily due to the combined impact of modestly higher legal costs relating to intellectual property litigation and proceedings in Europe, professional services fees and general increases in other expenses.

Non-Operating Expenses

Interest expense was $16.6 million in the year ended December 31, 2016, an increase of $6.9 million from $9.7 million in the year ended December 31, 2015.  The increase in interest expense is primarily due to higher average debt balances outstanding compared to the prior year in connection with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement executed in October 2015 when compared to our previous credit agreement.  The weighted average effective interest rate on our debt facilities was approximately 2.42% and 1.76% for the year ended December 31, 2016 and 2015, respectively.

Other income, net was $3.9 million during the year ended December 31, 2016 compared to $12.2 million during the year ended December 31, 2015. The $8.3 million decrease in other income, net, was due primarily to $2.5 million lower gain recognized related to the sale of water rights at our Spotswood, New Jersey facility, $2.6 million in lower interest income from lower cash balances outstanding during 2016, $0.9 million in lower royalties and fees earned from our joint ventures in China, $0.9 million in lower net currency gains, and $1.4 million in one-time transactional taxes incurred in Brazil and Poland during 2016, in each case compared to the prior-year period.

Income Taxes

A $15.4 million and $21.6 million provision for income taxes in the years ended December 31, 2016 and 2015, respectively, resulted in an effective tax rate of 16.5% compared with 20.5% in the prior year.  The Company’s effective tax rates differ from the statutory federal income tax rate of 35% due to varying tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. Other tax rate differences result from the impact of impairment expenses related to the DelStar trade name impairment and discrete one-time benefits related to favorable deferred tax movements and income tax valuation allowances. In 2016, tax expense was favorably impacted by the remeasurement of deferred tax assets and liabilities due to tax law changes in France, Poland and the state of Delaware.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $4.8 million in the year ended December 31, 2016 compared with $6.6 million during the prior year and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in the first half of 2016 compared to the prior-year period. In April 2016, CTM temporarily suspended production in order to bring its operations into compliance with newly effective emissions standards in China. In June, it resumed operations. This suspension did not have a material adverse impact on our financial results this year.

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

Net Income and Income per Share

Net income in the year ended December 31, 2016 was $82.8 million, or $2.70 per diluted share, compared with $89.7 million, or $2.94 per diluted share, during the prior year period.  The decrease in net income was primarily due to higher expenses from interest and intangible asset amortization, the impact of sales declines in certain end-markets in the AMS segment along with lower income from our equity affiliates, lower interest income and impairment expense recognized due to the expected phase out of the DelStar trade name in 2017. These factors were partially offset by incremental income earned from the operations of our newly acquired Argotec business as well as lower restructuring expenses, primarily in our EP segment, and the net combined impact of operational improvements and net combined changes in volumes, mix of products sold, and average selling prices, along with overall favorable net foreign currency impacts.

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

The EP segment net sales during the year ended December 31, 2015 of $583.9 million decreased by $83.0 million, or 12.4%, versus $666.9 million in the prior year.  The decrease in net sales was primarily the result of the net combined impact of lower average selling prices from pricing concessions and favorable mix of products sold of $9.2 million along with unfavorable net foreign currency translation impacts, mainly from a weaker euro and Brazilian real, of $72.6 million, in each case compared to the prior year.

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

Restructuring and Impairment Expense
(dollars in millions)

				Percent Change	Percent of Net Sales
	2015	2014	Change		2015	2014
Engineered Papers	$14.4	$11.3	$3.1	27.4%	2.5%	1.7%
Advanced Materials & Structures	(0.2)	0.4	(0.6)	(150.0)	(0.1)	0.3
Unallocated expenses	0.4	1.4	(1.0)	(71.4)
Total	$14.6	$13.1	$1.5	11.5%	1.9%	1.6%

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

The EP segment's operating profit in the year ended December 31, 2015 was $121.5 million, a decrease of $3.0 million from $124.5 million in the prior year.  The decrease was primarily due to an overall favorable mix of products sold, $10.1 million of decreased overall manufacturing and overhead costs as a result of restructuring actions, improved factory utilization and other production efficiencies, and $1.4 million in lower selling, research and development, and general and administrative costs from the prior year, which were partially offset by the impact of lower average selling prices combined with $13.0 million unfavorable net foreign currency translation impacts, primarily due to a weaker euro and Brazilian real, and $3.1 million in higher restructuring costs.

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

Non-Operating Expenses

Interest expense was $9.7 million in the year ended December 31, 2015, an increase of $2.5 million from $7.2 million in the year ended December 31, 2014.  The increase in interest expense is primarily due to higher average debt balances in 2015 versus 2014 as a result of borrowings to fund the fourth quarter 2015 acquisition of Argotec.  The weighted average effective interest rate on our debt facilities was approximately 1.76% and 1.49% for the years ended December 31, 2015 and 2014, respectively.

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

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $6.6 million in the year ended December 31, 2015 compared with $2.0 million during the prior year.  These results reflected the operations of CTM, our joint venture in China that produces cigarette papers, and higher income from CTS, our reconstituted tobacco joint venture in China, which continued its production ramp-up in 2015.

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

As of December 31, 2016, $87.2 million of our $107.4 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a partnership holding company in Luxembourg in 2014. As a result of the new holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas. A distribution from these earnings was paid by the Luxembourg partnership to its partners in the amount of $139.6 million, of which $25.9 million was remitted to the U.S. partners. We consider the undistributed earnings of certain other of its foreign subsidiaries to be indefinitely reinvested and currently plan to repatriate such earnings only when it is tax efficient to do so. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been implemented that could permit the eventual repatriation of certain of these funds.

Capital spending for 2017 is projected to be approximately $35.0 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of December 31, 2016, we had net operating working capital of $124.1 million and cash and cash equivalents of $107.4 million, compared with net operating working capital of $118.5 million and cash and cash equivalents of $186.5 million as of December 31, 2015.  The 2016 year-over-year increase in net operating working capital is primarily due to decreases accrued expenses and income taxes payable outstanding at December 31, 2016 compared to 2015 and increases in our inventories during the same period. These factors were partially offset by corresponding decreases in accounts receivable and assets held for sale outstanding at December 31, 2016 and primarily relate to normal timing differences in operations between the two periods. Changes in the amounts that make up these balances reflect the impacts of changes in currency exchange rates which are included in the changes in operating working capital presented on the Consolidated Statements of Cash Flow.

Cash Flows from Operating Activities ($ in millions)	For the Years Ended December 31,
	2016	2015	2014
Net income	$82.8	$89.7	$89.7
Less: (Loss) income from discontinued operations	—	(0.8)	—
Income from continuing operations	82.8	90.5	89.7
Non-cash items included in net income:
Depreciation and amortization	44.5	41.0	45.1
Impairment	21.3	6.7	—
Deferred income tax provision (benefit)	(13.5)	(6.7)	3.3
Pension and other postretirement benefits	3.8	4.2	1.2
Stock-based compensation	5.8	3.5	5.9
Income from equity affiliates	(4.8)	(6.6)	(2.0)
Gain on sale of intangible assets	(1.8)	(4.3)	—
Excess tax benefits of stock-based awards	0.2	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.0	3.9	4.4
Other items	(0.6)	0.1	0.8
Net changes in operating working capital	(11.0)	12.8	18.6
Net cash provided (used) by operating activities of:
Continuing operations	129.7	144.6	166.4
Discontinued operations	—	0.1	(0.5)
Cash provided by operations	$129.7	$144.7	$165.9

Net cash provided by operations was $129.7 million in the year ended December 31, 2016 compared with $144.7 million in the prior year. Our net cash provided by operations decreased due primarily to lower net income in 2016 compared to 2015 and a $23.8 million unfavorable year-over-year net change in operating working capital, partially offset by the impact of certain non-cash adjustments to net income, including $14.6 million in higher impairment expense, $3.5 million in higher depreciation and intangible amortization expense and $2.5 million in lower gain on the sale of water rights at our Spotswood, NJ manufacturing facility.

Net cash provided by operations was $144.7 million in 2015 compared with $165.9 million in 2014.  Our net cash provided by operations decreased due primarily to higher non-cash adjustments for income from Chinese joint ventures of $4.6 million, gain on the sale of intangibles of $4.3 million, change in deferred taxes of $10.0 million and a decrease in operating working capital of $5.8 million.

Operating Working Capital ($ in millions)	For the Years Ended December 31,
	2016	2015	2014
Changes in operating working capital
Accounts receivable	$3.1	$(18.0)	$13.3
Inventories	(6.9)	1.3	14.9
Prepaid expenses	(0.5)	1.1	(0.6)
Accounts payable	(3.7)	6.5	3.1
Accrued expenses	0.8	3.7	(8.0)
Accrued income taxes	(3.8)	18.2	(4.1)
Net changes in operating working capital	$(11.0)	$12.8	$18.6

In 2016, net changes in operating working capital decreased cash flow by $11.0 million compared with a $12.8 million increase in cash flow in the prior year. The 2016 reduction in cash flow from the net change in working capital was driven by increases in inventory and decreases in accounts payable and accrued income taxes, partially offset by decreases in accounts receivable.

In 2015, net changes in operating working capital provided cash flow of $12.8 million compared with $18.6 million in 2014. The 2015 unfavorable net change in working capital was driven by increases in inventory and accounts receivable from acquisitions, partially offset by higher accrued expenses and accrued taxes.

In 2014, net changes in operating working capital provided cash flow of $18.6 million compared to $0.8 million in 2013. The 2014 favorable change in working capital was driven by the timing of collection of certain payments during 2014, reduced inventory levels, and timing of purchases versus payments of accounts payable.

Cash Flows from Investing Activities ($ in millions)	For the Years Ended December 31,
	2016	2015	2014
Capital spending	$(27.8)	$(24.2)	$(35.1)
Capitalized software costs	(2.8)	(0.9)	(1.0)
Acquisitions, net of cash acquired	—	(280.6)	(32.6)
Investment in equity affiliates	—	—	(8.8)
Other	8.2	(8.0)	3.0
Cash used for investing	$(22.4)	$(313.7)	$(74.5)

Cash used for investing activities during 2016 was $22.4 million and consisted primarily of capital spending, partially offset by proceeds of $4.6 million received from the sale of assets held for sale and a gain of $1.8 million on the sale of water right intangible assets at our Spotswood, NJ manufacturing facility.

Cash used for investing activities during 2015 was $313.7 million and consisted primarily of funds used in the Argotec acquisition as well as capital spending, including expansion of DelStar both within its existing facilities as well as the new site in Poland.

Cash used for investing activities during 2014 was $74.5 million and consisted primarily of funds used in business acquisitions as well as capital spending, including expansion of DelStar at its new site in Poland, and investments in CTS, our RTL joint venture in China, which began operations in September 2014.

Capital Spending

Capital spending was $27.8 million, $24.2 million and $35.1 million in 2016, 2015 and 2014, respectively.  During 2016, 2015 and 2014, capital spending was primarily related to maintenance capital spending, construction on DelStar manufacturing facilities in China and Poland, and the rebuild of certain paper manufacturing lines.

We incur capital spending as necessary to meet legal requirements and otherwise in connection with the protection of the environment at our facilities in the United States, United Kingdom, France, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of less than $1.0 million in each of 2017 and 2018, of which no material amount is expected to be the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities ($ in millions)	For the Years Ended December 31,
	2016	2015	2014
Cash dividends paid to SWM stockholders	$(49.4)	$(46.9)	$(44.5)
Net (repayments on) proceeds from borrowings	(135.4)	149.1	57.3
Payments for debt issuance costs	—	(7.4)	—
Purchases of common stock	(0.7)	(2.9)	(52.5)
Excess tax benefits of stock-based awards	(0.2)	0.5	0.6
Cash (used in) provided by financing	$(185.7)	$92.4	$(39.1)

During 2016, financing activities consisted primarily of net repayments on borrowings of $135.4 million, cash dividends of $49.4 million paid to SWM stockholders and share repurchases of $0.7 million.

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

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 15, 2017, we announced a cash dividend of $0.42 per share payable on April 7, 2017 to stockholders of record as of the close of business on March 10, 2017. Our Amended Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2016, 2015 and 2014, we repurchased 20,345 shares, 63,365 shares, and 54,032 shares, respectively, of our common stock at a cost of $0.7 million, $2.9 million and $2.6 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

In September 2013, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock during the period from November 8, 2013 to December 31, 2014. In 2014, we repurchased a total of 1,107,780 shares of our common stock at a cost of $50.0 million pursuant to such Board action. See Part II, Item 5, Repurchases of Equity Securities.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2016	2015	2014
Changes in short-term debt	$—	$(0.4)	$(0.4)
Proceeds from issuances of long-term debt	35.6	488.2	228.3
Payments on long-term debt	(171.0)	(338.7)	(170.6)
Net (repayments on) proceeds from borrowings	$(135.4)	$149.1	$57.3

Net repayments on borrowings were $135.4 million during 2016. Aside from the Conwed acquisition, as discussed in Note 23. Subsequent Events of the Notes to the Consolidated Financial Statements, the Company does not expect to incur any significant additional borrowings during 2017.

In October 2015, Schweitzer-Mauduit International, Inc. entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. Availability under the Amended Credit Agreement was $518.9 million as of December 31, 2016. We also had availability under our bank overdraft facilities and lines of credit of $27.3 million as of December 31, 2016.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at December 31, 2016. In December 2016, and effective upon consummation of the Conwed acquisition in January 2017, the company entered into an amendment to the Amended Credit Agreement which changed certain of its financial covenants as discussed in more detail in Note 23. Subsequent Events of the Notes to the Consolidated Financial Statements. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at December 31, 2016 and December 31, 2015 were 46.4% and 55.0%, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Current debt (1)	$4.7	$4.7	$—	$—	$—	$—	$—
Long-term debt (2)	442.7	—	4.8	4.8	194.7	4.0	234.4
Debt interest (3)	57.8	11.8	11.7	11.6	10.7	6.6	5.4
Restructuring obligations (4)	4.3	2.3	1.3	0.6	0.1	—	—
Minimum operating lease payments (5)	30.1	4.4	4.0	3.3	3.2	3.2	12.0
Purchase obligations - raw materials (6)	24.7	14.3	2.3	1.7	1.7	1.8	2.9
Purchase obligations - energy (7)	33.4	20.2	7.8	3.3	2.1	—	—
Other long-term liabilities (8) (9) (10) (11)	0.5	0.5	—	—	—	—	—
Total	$598.2	$58.2	$31.9	$25.3	$212.5	$15.6	$254.7

(1)	Current debt includes borrowings against bank overdraft facilities and debt issuance costs of $1.7 million; see Note 12, Debt. of the Notes to Consolidated Financial Statements.

(2)	Long-term debt includes debt issuance costs of $5.3 million; see additional information regarding long-term debt in Note 12. Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2016. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2016 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2016, a 100 basis point increase in interest rates would increase our debt interest obligation by $4.4 million in 2017. For more information regarding our outstanding debt and associated interest rates, see Note 12. Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments and Note 11. Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2016.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our mill in Quimperlé, France, in which a vendor operates an on-site calcium carbonate plant and our mill has minimum purchase quantities. See Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy cogeneration supplier at our mills in Quimperlé, France and Spay, France, to supply steam for which our mills have minimum purchase commitments, (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our Quimperlé, France mill and (3) an energy supplier to supply a constant supply of electricity for our Pirahy mill in Brazil. See Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
Other long-term liabilities exclude $2.4 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2016.

(9)
Other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $125.0 million in assets at December 31, 2016. The combined projected benefit obligation ("PBO") of our U.S. and French pension plans was underfunded by $30.6 million and $30.5 million as of December 31, 2016 and 2015, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We were not required to make contributions to our U.S. and French pension plans during 2016. We expect 2017 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 16. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(10)
Other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $0.4 million and $0.6 million in the years ended December 31, 2016 and 2015, respectively. Based on this past experience, we currently expect our share of the net payments to be less than $1.0 million during 2017 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 16. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)	Other long-term liabilities relate to contractual commitments for capital projects, primarily construction of a new DelStar facility in China.

Outlook

As our strategic transformation progresses, we believe that our growth outlook will continue to be influenced by the global tobacco industry, and increasingly influenced by the demand for several key applications in our AMS segment, which serve the filtration, infrastructure and construction, transportation, industrial, and medical end-markets. With our diversification activities since 2013, the Company has increased its revenue concentration from 6% of total Net Sales derived outside of the tobacco industry in 2013 to approximately 40% in 2016. The Company expects this metric to continue to increase in 2017 to the 50% range. Given the increasing scale of AMS and the expected margin expansion across a more integrated operation, we expect higher total AMS profits, ultimately resulting in a more balanced split of our profit pool between our tobacco and non-tobacco businesses in 2017. Furthermore, as a result of these strategic actions, we believe the Company is nearing its goal of re-positioning itself to deliver sustainable long-term earnings growth.

For the EP segment, we expect our outlook and performance to be driven by many factors, including 1) customer-specific patterns, such as RTL usage and cigarette paper inventory management and timing of purchases, 2) macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and 3) potential regulatory changes in the tobacco industry, such as mandated packaging changes and/or tax-related price increases. While not consolidated into our EP segment, our tobacco operations seek to capitalize on the large Chinese cigarette industry through our two joint ventures.

For the AMS segment, we expect our growth outlook to be driven by macro factors affecting our served end-markets, including filtration, infrastructure and construction, transportation, industrial, and medical, as well as industry demand for many of our key applications. We expect water and other specialty filtration applications to continue long-term growth trends. We also expect solid growth of our automotive paint protection products within transportation. Our newly acquired Conwed business is largely driven by specialty applications within the infrastructure and construction end-markets, which we expect to deliver GDP-plus growth. Generally, we believe that our sales driven by the industrial and medical end-markets will perform relatively in line with broad economic growth in the U.S. and to some extent Europe and China.

Specifically for 2017, positive business factors are expected to include incremental profits from the Conwed acquisition and expected internal improvements in the EP and AMS segment operations. In addition, we expect the Chinese JV's EPS contributions to grow in 2017. These positive business factors are expected to be offset by anticipated declines in RTL volumes in our French mill, the reversing of certain recent favorable trends in niche reconstituted tobacco products that serve the U.S. cigar market, higher taxes in certain jurisdictions, reduction in LIP royalties and higher interest expenses related to newly entered interest rate swap agreements.

The Company's key 2017 strategic priorities include integrating Conwed, optimizing AMS segment operations and improving AMS operating margins, which includes implementing an integrated AMS shared services and enterprise resource planning platform and rebranding activities. We expect to deliver meaningful multi-year margin expansion through optimization actions, the incorporation of Conwed’s high-margin business, and the delivery of Conwed-related synergies. The Company estimates it will achieve annualized synergies of $10 million by the end of 2018 related to the Conwed acquisition. For the EP segment, the Company plans to remain focused on efficiently managing and restructuring operations to match capacity and costs with demand, selectively using price concessions to gain and/or maintain market share in key product categories. We plan to continue to invest in diversification activities to monetize our EP segment technologies outside of the tobacco industry.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2017 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends (including RTL demand in China), smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Argotec acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report as well as the following factors:

•
Changes in sales or production volumes, pricing or manufacturing costs of reconstituted tobacco products, cigarette paper (including for lower ignition propensity cigarettes), filtration-related products due to changing customer demands, new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

•	Loss of one or more significant customers, or changes in their cigarette blending approaches;

•	New reports as to the effect of smoking on human health or the environment;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our market segments, including risk from lower cost virgin tobacco leaf or other, cheaper, cigarette filters;

•	Our ability to attract and retain key personnel due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations in the foreseeable future. As of December 31, 2016, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $3 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2016 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2016, a 100 basis point increase in interest rates would result in a $4 million decrease to our future annual pre-tax earnings. As of December 31, 2016, the Company does not have significant fixed-rate debt outstanding.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Wood pulp is our largest single component of raw material cost in our EP segment and resin is the largest single component of raw material cost in the AMS segment. The per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2013 through December 2016, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, increased by approximately 11%. Additionally, the per ton price of resin is volatile and may impact the future results of our AMS segment. We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of wood pulp and resin on our cost of products sold.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $4 million, assuming no compensating change in our selling prices.

In our AMS segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. To partially mitigate the effects of such fluctuations, we have contractual pricing adjustment mechanisms with certain customers. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $9 million, assuming no compensating change in our selling prices.

We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of the commodities used in our manufacturing processes are typically reflected in selling prices.

Energy Supply and Cost Volatility

In France, Poland and in the United States, availability of energy is generally reliable, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient electricity in the future, or that costs will remain stable.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Net sales	$839.9	$764.1	$794.3
Cost of products sold	583.2	539.7	575.5
Gross profit	256.7	224.4	218.8

Selling expense	25.3	22.2	22.0
Research expense	17.5	14.0	15.7
General expense	82.2	70.6	61.9
Total nonmanufacturing expenses	125.0	106.8	99.6

Restructuring and impairment expense	25.6	14.6	13.1
Operating profit	106.1	103.0	106.1
Interest expense	16.6	9.7	7.2
Other income, net	3.9	12.2	9.3
Income from continuing operations before income taxes and income from equity affiliates	93.4	105.5	108.2

Provision for income taxes	15.4	21.6	20.5
Income from equity affiliates, net of income taxes	4.8	6.6	2.0
Income from continuing operations	82.8	90.5	89.7
Loss from discontinued operations	—	(0.8)	—
Net income	$82.8	$89.7	$89.7

Net income (loss) per share - basic:
Income per share from continuing operations	$2.71	$2.97	$2.94
Loss per share from discontinued operations	—	(0.02)	—
Net income per share – basic	$2.71	$2.95	$2.94

Net income (loss) per share – diluted:
Income per share from continuing operations	$2.70	$2.96	$2.93
Loss per share from discontinued operations	—	(0.02)	—
Net income per share – diluted	$2.70	$2.94	$2.93

Weighted average shares outstanding:

Basic	30,310,900	30,251,400	30,238,000

Diluted	30,463,400	30,374,300	30,356,500
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$82.8	$89.7	$89.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16.7)	(54.4)	(63.0)

Unrealized gains (losses) on derivative instruments	13.2	(24.9)	(4.8)
Less: Reclassification adjustment for losses on derivative instruments included in net income	6.5	11.6	4.6

Net loss from postretirement benefit plans	(4.3)	(0.8)	(9.8)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	3.4	3.6	1.5
Other comprehensive income (loss)	2.1	(64.9)	(71.5)
Comprehensive income	$84.9	$24.8	$18.2
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$107.4	$186.5
Accounts receivable, net	115.1	119.4
Inventories	119.4	112.4
Assets held for sale	17.3	21.9
Other current assets	5.1	4.6
Total current assets	364.3	444.8

Property, plant and equipment, net	307.4	308.1
Deferred income tax benefits	3.7	0.1
Investment in equity affiliates	63.8	67.5
Goodwill	229.5	233.3
Intangible assets	177.5	213.9
Other assets	27.5	22.3
Total assets	$1,173.7	$1,290.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$3.0	$3.3
Accounts payable	50.3	49.0
Income taxes payable	5.3	5.3
Accrued expenses	77.2	85.5
Total current liabilities	135.8	143.1

Long-term debt	437.4	568.2
Pension and other postretirement benefits	33.1	33.5
Deferred income tax liabilities	29.8	45.3
Other liabilities	29.3	32.0
Total liabilities	665.4	822.1
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 30,544,494 and 30,474,149 shares issued and outstanding at December 31, 2016 and 2015, respectively	3.1	3.0
Additional paid-in-capital	59.2	53.7
Retained earnings	585.3	552.6
Accumulated other comprehensive loss	(139.3)	(141.4)
Total stockholders' equity	508.3	467.9
Total liabilities and stockholders' equity	$1,173.7	$1,290.0
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	31,423,427	$3.1	$43.3	$520.0	$(5.0)	$561.4
Net income				89.7		89.7
Other comprehensive loss, net of tax					(71.5)	(71.5)
Dividends declared ($1.46 per share)				(44.5)		(44.5)
Restricted stock issuances, net	201,005	—	—			—
Stock-based employee compensation expense			5.8			5.8
Excess tax benefits of stock-based employee compensation			0.6			0.6
Stock issued to directors as compensation	2,902	—	0.1			0.1
Purchases and cancellation of common stock	(1,161,812)	(0.1)		(52.5)		(52.6)
Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income				89.7		89.7
Other comprehensive loss, net of tax					(64.9)	(64.9)
Dividends declared ($1.54 per share)				(46.9)		(46.9)
Restricted stock issuances, net	68,264	—	—			—
Stock-based employee compensation expense			3.3			3.3
Excess tax benefits of stock-based employee compensation			0.5			0.5
Stock issued to directors as compensation	3,728	—	0.1			0.1
Purchases and cancellation of common stock	(63,365)	—		(2.9)		(2.9)
Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income				82.8		82.8
Other comprehensive income, net of tax					2.1	2.1
Dividends declared ($1.62 per share)				(49.4)		(49.4)
Restricted stock issuances, net	84,105	0.1	—			0.1
Stock-based employee compensation expense			5.5			5.5
Excess tax deficit of stock-based employee compensation			(0.2)			(0.2)
Stock issued to directors as compensation	6,585	—	0.2			0.2
Purchases and cancellation of common stock	(20,345)	—		(0.7)		(0.7)
Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
Operations
Net income	$82.8	$89.7	$89.7
Less: Loss from discontinued operations	—	(0.8)	—
Income from continuing operations	82.8	90.5	89.7
Non-cash items included in net income:
Depreciation and amortization	44.5	41.0	45.1
Impairment	21.3	6.7	—
Deferred income tax (benefit) provision	(13.5)	(6.7)	3.3
Pension and other postretirement benefits	3.8	4.2	1.2
Stock-based compensation	5.8	3.5	5.9
Income from equity affiliates	(4.8)	(6.6)	(2.0)
Gain on sale of intangible assets	(1.8)	(4.3)	—
Excess tax deficit (benefit) of stock-based awards	0.2	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.0	3.9	4.4
Other items	(0.6)	0.1	0.8
Changes in operating working capital:
Accounts receivable	3.1	(18.0)	13.3
Inventories	(6.9)	1.3	14.9
Prepaid expenses	(0.5)	1.1	(0.6)
Accounts payable	(3.7)	6.5	3.1
Accrued expenses	0.8	3.7	(8.0)
Accrued income taxes	(3.8)	18.2	(4.1)
Net changes in operating working capital	(11.0)	12.8	18.6
Net cash provided by (used in) operating activities of:
- Continuing operations	129.7	144.6	166.4
- Discontinued operations	—	0.1	(0.5)
Cash provided by operations	129.7	144.7	165.9
Investing
Capital spending	(27.8)	(24.2)	(35.1)
Capitalized software costs	(2.8)	(0.9)	(1.0)
Acquisitions, net of cash acquired	—	(280.6)	(32.6)
Investment in equity affiliates	—	—	(8.8)
Other investing	8.2	(8.0)	3.0
Cash used for investing	(22.4)	(313.7)	(74.5)
Financing
Cash dividends paid to SWM stockholders	(49.4)	(46.9)	(44.5)
Changes in short-term debt	—	(0.4)	(0.4)
Proceeds from issuances of long-term debt	35.6	488.2	228.3
Payments on long-term debt	(171.0)	(338.7)	(170.6)
Payments for debt issuance costs	—	(7.4)	—
Purchases of common stock	(0.7)	(2.9)	(52.5)
Excess tax (deficit) benefit of stock-based awards	(0.2)	0.5	0.6
Cash (used in) provided by financing	(185.7)	92.4	(39.1)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(27.2)	(34.0)
(Decrease) increase in cash and cash equivalents	(79.1)	(103.8)	18.3
Cash and cash equivalents at beginning of period	186.5	290.3	272.0
Cash and cash equivalents at end of period	$107.4	$186.5	$290.3
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

Historically, through its Engineered Papers ("EP") segment, the Company has primarily served the tobacco industry via the manufacture and sale of paper and reconstituted tobacco products, which remains a key focus. The primary products sold to the tobacco industry include cigarette, plug wrap and base tipping papers, or Cigarette Papers, which are used to wrap various parts of a cigarette, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, and reconstituted tobacco wrappers and binders for cigars. These products are sold directly to tobacco companies or their designated converters in the Americas, Europe, Asia, Africa, the Middle East and elsewhere. The EP segment is a manufacturer of lightweight specialty papers used in manufacturing banded papers used in the production of lower ignition propensity, or LIP, cigarettes and also produces premium specialized papers for other applications, including low volume specialized commercial and industrial commodity paper grades produced, among other reasons, to maximize machine utilization.

Through its Advanced Materials & Structures, or AMS, segment, the Company is a specialty producer of resin-based plastic netting through an extrusion process, as well as certain meltblown products, machined plastic core tubes, urethane films, and resin-based rolled products for use in other end segments, such as filtration, surface protection, medical and other industrials. As discussed more fully in Note 3. Business Acquisitions, in October 2015, the Company completed the acquisition of Argotec Intermediate Holdings LLC, or Argotec, a manufacturer of urethane films for use in high performance niche applications such as surface and automotive paint protection, glass lamination, medical woundcare and other industrial uses. This acquisition has been incorporated into the AMS segment.

We conduct business in over 90 countries and operate 18 production locations worldwide, with facilities in the United States, Canada, United Kingdom, France, Luxembourg, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, produces RTL.

As used in this 2016 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications of prior year data were made in the notes to consolidated financial statements. The reclassifications were made to conform to the current year presentation.

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

Revenue Recognition

The Company recognizes revenue and the related accounts receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection is reasonably assured based on the Company's judgment regarding the collectability of its accounts receivable. Generally, the Company recognizes revenue when it ships its manufactured product and title and risk of loss passes to its customer in accordance with the terms of sale of the product. Revenue is recorded at the time of shipment for terms designated free on board, shipping point, or equivalent. For sales transactions designated free on board, destination, or equivalent, revenue is recorded when the product is delivered to the customer's delivery site, at which time title and risk of loss are transferred. Provisions for discounts, returns, allowances, customer rebates and other adjustments are provided for in the same period the related revenue is recorded. Deferred revenue represents advance payments from customers which are earned based upon a mutually agreed-upon amount per unit of future product sales.

Freight Costs

The cost of delivering finished goods to the Company's customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in revenue.

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $8.3 million, $9.6 million and $11.1 million of royalty income during 2016, 2015 and 2014 respectively, which is included in net sales in the Consolidated Statements of Income.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from re-measurement and settlement of such transactions and balances, included in other income (expense), net, were a loss of $0.2 million, a gain of $0.8 million and a gain of $1.5 million in 2016, 2015 and 2014, respectively.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $1.8 million, $2.6 million, and $2.6 million in 2016, 2015 and 2014, respectively.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill may be evaluated using a qualitative evaluation and/or a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, the Company performs the second step. In the second step, the Company determines an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 8. Goodwill for further discussion of the Company's annual impairment test results. During the annual testing in the fourth quarter of 2016, the estimated fair value of each of the Company's reporting units was in excess of its respective carrying value.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have acquired trade names that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, category share, business history, product life cycle and operating plans. Indefinite-lived intangibles are evaluated for impairment annually during the fourth quarter. Additionally, when certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived trade names may be adjusted to a determinable life or an impairment charge may be recorded. In the fourth quarter of 2016, the Company made a strategic decision to transition away from certain legacy business trade names associated with our recent acquisitions in favor of a streamlined SWM branding approach. As a result, during the fourth quarter of 2016, the Company recognized an impairment loss related to the DelStar trade name, the financial impact of which is described in Note 9. Intangible Assets.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $1.0 million, $2.0 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Accumulated amortization of capitalized software costs was $31.5 million and $46.0 million at December 31, 2016 and 2015, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize the deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments are presented in Net sales and Interest expense in the Consolidated Statements of Income. See Note 13. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 16. Postretirement and Other Benefits.

Components of accumulated other comprehensive loss were as follows ($ in millions):

	December 31,
	2016	2015
Accumulated pension and OPEB liability adjustments, net of income tax impact of $17.6 million and $21.9 million at December 31, 2016 and 2015, respectively	$(36.5)	$(35.6)
Accumulated unrealized loss on derivative instruments, net of income tax impact of $(3.0) million and $0.3 million at December 31, 2016 and 2015, respectively	(1.9)	(21.6)
Accumulated unrealized foreign currency translation adjustments	(100.9)	(84.2)
Accumulated other comprehensive loss	$(139.3)	$(141.4)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	For the Years Ended December 31,
	2016			2015			2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$3.4	$(4.3)	$(0.9)	$1.9	$0.9	$2.8	$(12.7)	$4.4	$(8.3)
Unrealized loss on derivative instruments	23.0	(3.3)	19.7	(13.6)	0.3	(13.3)	(0.4)	0.2	(0.2)
Unrealized foreign currency translation adjustments	(16.7)	—	(16.7)	(54.4)	—	(54.4)	(63.0)	—	(63.0)
Total	$9.7	$(7.6)	$2.1	$(66.1)	$1.2	$(64.9)	$(76.1)	$4.6	$(71.5)

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. A summary of outstanding restricted stock awards as of December 31, 2016 and 2015 is included in Note 17. Stockholders' Equity.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The new guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and expects to utilize the modified retrospective transition approach upon adoption which will require an adjustment to the financial statements to reflect the impact of the guidance. There will

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be no change to prior period financial statements. The Company does not expect that adoption of this guidance will have a material impact on the consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Currently, investments valued using the practical expedient are categorized within the fair value hierarchy. There is diversity in how certain investments measured at net asset value with future redemption dates should be categorized within the fair value hierarchy which this update addresses. If an investment has its fair value measured at net asset value per share (or its equivalent) using the practical expedient, it should not be categorized in the fair value hierarchy. Removing these types of investments from the fair value hierarchy chart eliminates the diversity in classification of these investments and ensures that all investments categorized in the fair value hierarchy are classified consistently. Investments that calculate net asset value per share (or its equivalent) without the use of the practical expedient will continue to be included in the fair value hierarchy. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance as of January 1, 2016; adoption changed the presentation of investments included in the fair value table in Note 16. Postretirement and Other Benefits, but otherwise did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the Last-in, First-out or the retail inventory method. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and does not expect that its adoption will have a material impact on the consolidated financial statements as the Company's inventory is currently measured in accordance with the definitions in the revised guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the pronouncement on the Company's outstanding leases and expects that adoption will have an impact on the Consolidated Balance Sheets related to recording right-of-use assets and corresponding lease liabilities. The Company is currently in the process of evaluating the impact of adoption on the Consolidated Statements of Income.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements but does not currently expect the adoption of this guidance to have a material impact on the financial statements.

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the pronouncements on the consolidated financial statements in conjunction with its assessment of ASU 2014-09, as discussed above.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 718): Intra-Entity Transfers of Assets Other Than Inventory." This standard states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thus eliminating the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The guidance in the ASU clarifies the definition of a business with the objective of assisting entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis in the first quarter of 2016 and are not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendment eliminates the second step of the analysis that required the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Note 3. Business Acquisitions

On October 28, 2015, the Company acquired Argotec Intermediate Holdings, LLC, or Argotec, through an Equity Interest Purchase Agreement entered into, by and among the Company, SWM Argotec, LLC, an indirect wholly-owned subsidiary of the Company, Argotec Intermediate Holdings Two LLC, and certain equity holders of Argotec Holdings LLC. The acquisition of Argotec expanded and diversified SWM's global presence in advanced materials and is now a part of the Company's AMS segment.

Total consideration paid by the Company was $282.7 million in cash, subject to certain customary post-closing adjustments, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Amended Credit Agreement, see Note 12. Debt, for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration paid for Argotec and the fair values of the assets acquired and liabilities assumed as of the October 28, 2015 acquisition date were as follows ($ in millions):

Fair Value as of October 28, 2015
Cash and cash equivalents	$2.7
Accounts receivable	16.1
Inventory	16.3
Other current assets	0.1
Property, plant and equipment	15.9
Other noncurrent assets	0.9
Identifiable intangible assets	130.5
Total assets	182.5

Accounts payable	4.6
Accrued expenses	4.5

Net assets acquired	173.4

Goodwill	109.3

Cash paid	$282.7

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from Argotec on October 28, 2015 was $16.1 million, with gross contractual amounts receivable of $16.8 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily customer relationships, trade names and non-competition agreements.

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

	Fair Value as of October 28, 2015	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	115.9	15
Non-competition agreements	1.7	4
Indefinite-lived intangible assets:
Trade names	12.9	Indefinite
Total	$130.5

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Argotec's revenue growth from combining the SWM and Argotec business and workforce as well as the benefits of access to different markets and customers. Goodwill from the Argotec acquisition was assigned to the AMS reportable segment. The goodwill from this acquisition was determined on the basis of the preliminary fair values of the assets and liabilities identified as part of the transaction and is expected to be deductible for tax purposes.

In 2016 and 2015, the Company recognized $0.4 million and $1.8 million in direct and indirect acquisition-related costs. In 2015, the Company incurred $7.4 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General Expense line item in the Consolidated Statements of Income. Financing costs related to expanding the Credit Agreement have been capitalized and will be amortized in Interest Expense over the life of the Credit Agreement.

The amounts of the acquisition's Net Sales and Income from Continuing Operations included in the Company's Consolidated Statements of Income for the year ended December 31, 2015, and the unaudited pro forma Net Sales and Income from Continuing Operations of the combined entity had the acquisition date been January 1, 2014 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
Actual from October 28, 2015 - December 31, 2015	$22.3	$0.9

2015 Supplemental Pro Forma from January 1, 2015 - December 31, 2015	859.7	90.2

2014 Supplemental Pro Forma from January 1, 2014 - December 31, 2014	896.2	90.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Discontinued Operations

The Company's former paper mill in San Pedro, Philippines has been reported as discontinued operations. This operation was previously presented as a component of the EP segment. The sale of the Philippines mill was finalized in the fourth quarter of 2013 and resulted in a gain of $1.6 million. For all periods presented, results of this mill have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Assets and Accrued Expenses within the Consolidated Balance Sheets were the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31, 2016	December 31, 2015
Assets of discontinued operations:
Current assets	$1.0	$1.1
Other assets	2.5	2.6

Liabilities of discontinued operations:
Current liabilities	0.1	0.2

Summary financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net sales	$—	$—	$—
Restructuring and impairment expense	—	—	—
Other income (expense)	—	(0.7)	—
Loss from discontinued operations before income taxes	—	(0.7)	—
Income tax (provision) benefit	—	(0.1)	—
Loss from discontinued operations	—	(0.8)	—

Note 5. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2016	2015
Trade receivables	$98.2	$97.7
Business tax credits, including VAT	3.1	3.7
Hedge contracts receivable	1.0	0.8
Other receivables	13.6	17.6
Less allowance for doubtful accounts and sales discounts	(0.8)	(0.4)
Total accounts receivable	$115.1	$119.4

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

	December 31,
	2016	2015
Raw materials	$40.9	$45.2
Work in process	23.9	17.3
Finished goods	44.9	36.1
Supplies and other	9.7	13.8
Total	$119.4	$112.4

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2016	2015
Land and improvements	$11.2	$11.5
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	118.5	117.5
Machinery and equipment (5 to 20 years)	526.1	513.0
Construction in progress	28.3	20.8
Gross property, plant and equipment	684.1	662.8
Less: Accumulated depreciation	376.7	354.7
Property, plant and equipment, net	$307.4	$308.1

Depreciation expense was $29.4 million, $30.7 million and $35.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. During 2015, the physical assets of our RTL facility in the Philippines were reclassified from Property, plant and equipment, net to Assets held for sale on our Consolidated Balance Sheets. At December 31, 2016, the net realizable value of these assets was $17.2 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2016, 2015 and 2014 resulted in no impairment. Each of the Company's two reportable segments, EP and AMS, have goodwill. The EP segment recorded $2.7 million in accumulated impairment losses in 2010. There are no accumulated impairment losses in the AMS segment as of December 31, 2016.

The changes in the carrying amount of goodwill for each reportable segment were as follows ($ in millions):

	Engineered Papers	Advanced Materials & Structures	Total
Goodwill as of December 31, 2014	$5.3	$120.8	$126.1
Goodwill acquired during the year	—	109.5	109.5
Foreign currency translation adjustments	(0.5)	(1.8)	(2.3)
Goodwill as of December 31, 2015	4.8	228.5	233.3
Goodwill adjusted during the year	—	(0.2)	(0.2)
Foreign currency translation adjustments	(0.1)	(3.5)	(3.6)
Goodwill as of December 31, 2016	$4.7	$224.8	$229.5

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairments	Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Engineered Papers
Customer-related intangibles	$10.0	$10.0	$—	$—	$—
Advanced Materials & Structures
Customer relationships	168.3	15.9	—	3.1	149.3
Developed technology	15.9	3.6	—	0.4	11.9
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	—	20.7	0.3	0.8
Non-compete agreements	1.7	0.5	—	—	1.2
Patents	1.5	0.2	—	—	1.3
Total	$220.1	$31.1	$20.7	$3.8	$164.5

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$12.9	$—	$—	$(0.1)	$13.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairments	Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Engineered Papers
Customer-related intangibles	$10.0	$10.0	$—	$—	$—
Advanced Materials & Structures
Customer relationships	167.7	5.8	—	0.6	161.3
Developed technology	16.0	2.3	—	0.1	13.6
Customer contracts	0.9	0.5	—	—	0.4
Non-compete agreements	1.7	0.1	—	—	1.6
Patents	1.5	0.1	—	—	1.4
Total	$197.8	$18.8	$—	$0.7	$178.3

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$35.8	$—	$—	$0.2	$35.6

Amortization expense of intangible assets was $12.3 million, $5.6 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method.

In our AMS segment, the Company made a strategic decision to transition away from certain legacy business trade names associated with its recent acquisitions in favor of a streamlined SWM branding approach. As a result of adopting this branding strategy, in the fourth quarter of 2016, the Company recognized an impairment expense of $20.7 million, representing a write-down of the DelStar trade name intangible asset to its fair market value, leaving a remaining balance of $0.8 million, which will be amortized over the first six months of 2017, as the DelStar trade name is phased out. The carrying value of the DelStar trade name has been reclassified from Unamortized Intangible Assets to Amortized Intangible assets in the table above as of December 31, 2016.

The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

For the year ended December 31,	Estimated Amortization Expense
2017	$12.6
2018	11.8
2019	11.7
2020	11.3
2021	11.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2016	2015
Capitalized software costs, net of accumulated amortization	$4.4	$2.5
Business tax credits, including VAT and ICMS (net of $11.5 million and $9.9 million reserve as of December 31, 2016 and 2015, respectively)	2.5	2.6
Grantor trust assets	10.3	9.6
Long-term supplies inventory	6.0	5.0
Other assets	4.3	2.6
Total	$27.5	$22.3

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

Note 11. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $25.6 million, $14.6 million and $13.1 million in the years ended December 31, 2016, 2015 and 2014, respectively.

In the EP segment, restructuring and impairment expenses were $4.0 million, $14.4 million and $11.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In 2016, restructuring and impairment expenses in the EP segment consisted of $3.4 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $0.6 million of impairment charges to certain of the Company's manufacturing equipment in Poland and Brazil.

In 2015, restructuring and impairment expenses in the EP segment consisted of $7.8 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $1.4 million of impairment charges to certain of the Company's Polish and Brazilian manufacturing equipment and $5.2 million of loss recognized to adjust the recorded value of equipment at the Philippines RTL location to its estimated fair value less cost to sell as discussed in more detail below.

During 2014, restructuring and impairment expenses in the EP segment primarily related to $9.4 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as losses on disposal of the Company's Lee Mills and Golden Hills manufacturing facilities of $1.0 million and asset impairment expenses at the Company's manufacturing facility in Canada of $0.9 million.

The fair value of the RTL Philippines facility was determined by using independent appraisals of certain assets, which are considered significant unobservable inputs, or Level 3 inputs.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred $21.3 million, reversed $0.2 million and incurred $0.4 million in restructuring and impairment expenses in 2016, 2015, and 2014, respectively, within the AMS segment. During 2016, $20.7 million of the expense in the AMS segment was attributable to the impairment of the DelStar trade name, as discussed in Note 9. Intangible Assets. The remaining amount in 2016 and the total expense in 2015 and 2014 related to accruals for severance incurred during the acquisition of the assets from Smith & Nephew in December 2014.

Additionally, the Company incurred $0.3 million, $0.4 million, and $1.4 million in 2016, 2015, and 2014, respectively, in restructuring expenses related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the Consolidated Balance Sheets as of December 31, 2016 and 2015. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2016	2015
Balance at beginning of year	$7.7	$8.7
Accruals for announced programs	4.3	8.0
Cash payments	(8.4)	(8.3)
Exchange rate impacts	0.7	(0.7)
Balance at end of period	$4.3	$7.7

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

A long-lived asset that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale and any reduction in fair value is reported as an adjustment to the carrying value of the asset. Upon being classified as held for sale, depreciation is ceased. Long-lived assets to be disposed of other than by sale are continued to be depreciated. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group, if material, are reported in the line item "Assets held for sale" in our condensed consolidated balance sheets.

In early 2015, the Company made the decision to dispose of the Company’s mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the equipment at this location, along with the land and building associated with the property, from Property, plant and equipment, net, to Assets held for sale on the consolidating balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of December 31, 2015, all of the physical assets of this entity were classified as Assets held for sale. As discussed above, during the year ended December 31, 2015, the Company incurred $5.2 million in impairment expense to write-down the carrying value of these assets to the net realizable value. There were no impairment charges related to these assets recorded during 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Debt

Total debt, net of debt issuance costs, is summarized in the following table ($ in millions):

	December 31, 2016	December 31, 2015
Term loan A-1	$60.0	$60.0
Term loan A-2	246.9	249.4
Revolving credit agreement - U.S. dollar borrowings	131.0	197.0
Revolving credit agreement - Euro borrowings	—	62.4
French employee profit sharing	9.5	11.4
Debt issuance costs	(7.0)	(8.7)
Total debt	440.4	571.5
Less: Current debt	(3.0)	(3.3)
Long-term debt	$437.4	$568.2

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

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.50%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin, which ranges from 1.25% to 2.25%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.50%, in the case of Term Loan A-2. The applicable margin, in each case, is adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined by the Amended Credit Agreement. As of December 31, 2016, the average applicable interest rate on Amended Credit Agreement borrowings was 2.53% on US Revolving Credit Facility borrowings, 1.75% on Euro Revolving Credit Facility borrowings, 2.50% on Term Loan A-1 borrowings and 2.81% on Term Loan A-2 borrowings.

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and covenants and provisions that, among other things, require the Company to maintain (a) a maximum net debt to EBITDA ratio of 3.50, reducing to 3.00 after September 30, 2016 and (b) minimum interest coverage of 3.00. The Amended Credit Agreement contains provisions allowing the Company to increase the leverage ratio upon the occurrence of a material acquisition or the occurrence of unsecured indebtedness. The Company was in compliance with all of its covenants under the Amended Credit Agreement at December 31, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

French Employee Profit Sharing

At both December 31, 2016 and 2015, long-term debt other than the Amended Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 0.80% and 1.08% at December 31, 2016 and 2015, respectively, and are generally payable in the fifth year subsequent to the year in which the profit sharing is accrued.

Bank Overdrafts

The Company also had bank overdraft facilities of $27.3 million and $28.9 million, at December 31, 2016 and 2015, respectively, of which none was outstanding at either December 31, 2016 or 2015, and reported as current debt on the Consolidated Balance Sheets. Interest is incurred on outstanding amounts at market rates and was 0.14% and 0.30%, respectively, at December 31, 2016 and 2015. No commitment fees are paid on the unused portion of these facilities.

Rate Swap Agreement

The Company maintained a forward interest rate swap agreement on a portion of its long-term debt as of December 31, 2016 that will fix the LIBOR rate on $50.0 million of the Company's variable-rate long-term debt as of October 2014 at a predetermined rate plus a credit spread through the end of October 2018. The impact of swap agreements on the consolidated financial statements was not material for the years ended December 31, 2016 and 2015. See Note 13. Derivatives for more information.

Principal Repayments

Under the Amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2016 such that those amounts are not expected to be repaid prior to the December 2020 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of December 31, 2016 ($ in millions):

2017	$4.7
2018	4.8
2019	4.8
2020	194.7
2021	4.0
Thereafter	234.4
Total	$447.4

Fair Value of Debt

At December 31, 2016 and 2015, the estimated fair values of the Company's current and long-term debt approximated the respective carrying amounts, as the interest rates were variable and based on current market indices.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

In conjunction with the Amended Credit Agreement, the Company capitalized approximately $7.4 million, in the fourth quarter of 2015, in deferred debt issuance costs associated with the new facility which will be amortized over the term of the related debt instrument. As of December 31, 2016 and 2015, the Company's total deferred debt issuance costs totaled $7.0 million and $8.7 million, respectively.

Amortization expense of $1.7 million and $0.9 million was recorded during the years ended December 31, 2016 and 2015, respectively, and has been included as a component of Interest Expense in the accompanying Consolidated Statements of Income. Following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2016 ($ in millions):

2017	$1.7
2018	1.7
2019	1.7
2020	1.4
2021	0.3
Thereafter	0.2
Total	$7.0

Note 13. Derivatives

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes or any derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company's derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2016 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$1.0	Accrued expenses	$1.8
Foreign exchange contracts	Other assets	1.9	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	0.4
Total derivatives designated as hedges		$2.9		$2.2

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of Reclassification	Loss Reclassified from AOCI, Net of Tax
	2016	2015	2014		2016	2015	2014
Foreign exchange contracts	$13.3	$(24.4)	$(4.1)	Net sales	$(5.9)	$(11.1)	$(4.6)
Interest rate contracts	(0.1)	(0.5)	(0.7)	Interest expense	(0.6)	(0.5)	—
Total	$13.2	$(24.9)	$(4.8)	Total	$(6.5)	$(11.6)	$(4.6)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2016, 2015 or 2014.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2016	2015	2014
Interest rate contracts	$—	$—	$—
Foreign exchange contracts	1.0	(1.5)	(0.7)
Total	$1.0	$(1.5)	$(0.7)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2016	2015
Accrued salaries, wages and employee benefits	$39.2	$38.3
Other accrued expenses	38.0	47.2
Total	$77.2	$85.5

Note 15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components ($ in millions):

	For the Years Ended December 31,
	2016	2015	2014
United States	$27.7	$41.6	$31.0
Foreign	65.7	63.9	77.2
Total	$93.4	$105.5	$108.2

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2016	2015	2014
Current income taxes:
U.S. federal	$14.3	$13.0	$6.6
U.S. state	0.1	1.1	0.6
Foreign	17.2	14.2	10.0
	31.6	28.3	17.2
Deferred income taxes:
U.S. federal	(2.7)	(5.8)	3.0
U.S. state	(4.0)	0.1	(0.8)
Foreign	(9.5)	(1.0)	1.1
	(16.2)	(6.7)	3.3
Total	$15.4	$21.6	$20.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$32.6	35.0%	$36.9	35.0%	$37.9	35.0%
Foreign income tax rate differential	(9.0)	(9.6)	(16.2)	(15.4)	(15.4)	(14.2)
State income tax, net of federal benefit	(2.5)	(2.7)	1.1	1.1	(0.1)	(0.1)
Domestic production deduction	(0.9)	(1.0)	(1.5)	(1.4)	(1.0)	(0.9)
Remeasurement of deferred taxes for tax law change	(7.0)	(7.5)	—	—	—	—
Adjustments to valuation allowances	3.5	3.7	1.4	1.3	0.4	0.4
Other, net	(1.3)	(1.4)	(0.1)	(0.1)	(1.3)	(1.3)
Provision for income taxes	$15.4	16.5%	$21.6	20.5%	$20.5	18.9%

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

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2016	2015
Deferred Tax Assets
Receivable allowances	$0.2	$3.4
Reserves and accruals	3.9	3.9
Inventory and other assets	2.3	1.7
Postretirement and other employee benefits	20.0	20.6
Derivatives	—	5.5
Net operating loss and tax credit carryforwards	104.8	25.9
Investment in subsidiaries	—	1.0
Intangibles	76.6	—
Other	0.1	0.8
	207.9	62.8
Less: Valuation allowance	(194.8)	(33.8)
Net deferred income tax assets	$13.1	$29.0

Deferred Tax Liabilities
Net fixed assets	$(34.4)	$(72.7)
Investment in subsidiaries	(4.1)	—
Other	(0.7)	(1.5)
Net deferred income tax liabilities	$(39.2)	$(74.2)

Total net deferred income tax liabilities	$(26.1)	$(45.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 the Company had approximately $95.1 million of tax effected operating loss carryforwards available to reduce future taxable income in various jurisdictions which will expire on various dates as follows:

2016
2017-2018	$4.1
2023-2034	0.1
2017-2034	9.3
Indefinite	81.6
95.1

In addition, the Company has $8.6 million and $1.1 million of foreign and state tax credits that will expire between 2017 - 2026 and 2017 - 2027, respectively.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets as of December 31, 2016, in Luxembourg, the Philippines and Spain total $169.0 million, $15.4 million and $9.3 million respectively, fully reserving the net deferred tax asset balances in these locations. We believe that it is more likely than not that the benefit from certain state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.1 million on the related deferred tax assets.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

	December 31,
	2016	2015	2014
Uncertain tax position balance at beginning of year	$0.9	$1.8	$1.8
Increases related to current year tax positions	2.0	—	—
Decrease related to expiration of statute of limitations	(0.5)	(0.9)	—
Uncertain tax position balance at end of year	$2.4	$0.9	$1.8

The liability for unrecognized tax benefits included $0.4 million as of December 31, 2016 that if recognized would impact the Company's effective tax rate. We believe that it is reasonably possible that a decrease of up to approximately $2.1 million in unrecognized tax benefits may be recognized by the end of 2017 as a result of a lapse of the statute of limitations and other regulatory filings. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income. There were no material income tax penalties or interest accrued during the years ended December 31, 2016, 2015 and 2014.

The Company files income tax returns in the U.S. Federal and several state jurisdictions as well as in many foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal, state and local, or foreign income tax examinations for years before 2013.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2016 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2016 and 2015 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2016	2015	2016	2015	2016	2015
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$123.4	$132.4	$32.2	$37.3	$1.7	$1.8
Service cost	—	—	1.0	1.3	—	—
Interest cost	5.2	5.0	0.4	0.4	0.1	0.1
Actuarial (gain) loss	2.4	(6.5)	2.1	(0.6)	—	0.4
Participant contributions	—	—	—	—	0.1	0.1
Plan amendment	—	—	—	(0.7)	—	—
Gross benefits paid	(7.8)	(7.5)	(3.0)	(2.5)	(0.5)	(0.7)
Currency translation effect	—	—	(0.3)	(3.0)	—	—
PBO at end of year	$123.2	$123.4	$32.4	$32.2	$1.4	$1.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	116.7	128.9	8.4	10.2	—	—
Actual return on plan assets	10.0	(4.7)	0.1	0.5	—	—
Employer contributions	—	—	0.7	1.3	0.4	0.6
Participant contributions	—	—	—	—	0.1	0.1
Plan amendment	—	—	—	—	—	—
Gross benefits paid	(7.8)	(7.5)	(2.9)	(2.6)	(0.5)	(0.7)
Currency translation effect	—	—	(0.2)	(1.0)	—	—
Fair value of plan assets at end of year	$118.9	$116.7	$6.1	$8.4	$—	$—
Funded status at end of year	$(4.3)	$(6.7)	$(26.3)	$(23.8)	$(1.4)	$(1.7)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PBO and ABO exceeded the fair value of pension plan assets for the Company's French defined benefit pension plans as of December 31, 2016 and 2015 and U.S. defined benefit plan as of December 31, 2016 as follows ($ in millions):

	United States		France
	2016	2015	2016	2015
PBO	$123.2	$123.4	$32.4	$32.2
ABO	123.2	123.4	28.2	28.3
Fair value of plan assets	118.9	116.7	6.1	8.4

As of December 31, 2016, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$37.5	$16.9	$0.7
Prior service credit	—	(3.3)	(0.3)
Accumulated other comprehensive loss	$37.5	$13.6	$0.4

The amounts in accumulated other comprehensive loss at December 31, 2016, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2017 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(3.7)	$(1.4)	$(0.2)
Amortization of prior service credit	—	0.3	0.1
Total	$(3.7)	$(1.1)	$(0.1)

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2016 and 2015 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2016	2015	2016	2015	2016	2015
Discount rate	4.11%	4.40%	1.12%	1.43%	4.09%	4.29%
Rate of compensation increase	—%	—%	1.90%	1.90%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2016, 2015 and 2014 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$1.0	$1.3	$1.3	$—	$—	$—
Interest cost	5.2	5.0	5.6	0.4	0.4	0.8	0.1	0.1	0.1
Expected return on plan assets	(6.8)	(7.0)	(7.4)	(0.2)	(0.3)	(0.4)	—	—	—
Amortizations and other	3.8	5.1	4.2	1.1	0.2	0.7	0.2	(0.2)	(0.5)
Curtailment benefit	—	—	—	—	—	—	—	—	(2.7)
Net periodic benefit cost	$2.2	$3.1	$2.4	$2.3	$1.6	$2.4	$0.3	$(0.1)	$(3.1)

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.40%	3.94%	4.78%	1.12%	1.43%	1.17%	4.29%	3.82%	4.02%
Expected long-term rate of return on plan assets	5.83%	6.06%	6.48%	3.00%	3.00%	3.00%	—%	—%	—%
Rate of compensation increase	—	—	—	1.90%	1.90%	1.90%	3.50%	3.50%	3.50%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2017 and actual allocations by asset category at December 31, 2016 and 2015 were as follows:

	United States			France
	2017 Target	2016	2015	2016	2015
Asset Category
Cash and cash equivalents	1%	1%	1%	24%	12%
Equity securities*
Domestic large cap	7	7	7	20	20
Domestic small cap	4	5	4	—	—
International	20	20	19	—	—
Fixed income securities	68	67	69	54	66
Alternative investments**	—	—	—	2	2
Total	100%	100%	100%	100%	100%

*	None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2016 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.2	$—	$1.2	$—	$—	$1.5	$1.5	$—
Equity securities
Domestic large cap	8.3	8.3	—	—	—	1.2	1.2	—
Domestic small cap	5.7	5.7	—	—	—	—	—	—
International	23.7	23.7	—	—	—	—	—	—
Fixed income securities	79.9	79.9	—	—	—	3.2	—	3.2
Alternative investments*	0.1	—	—	—	0.1	0.2	—	0.2
Total	$118.9	$117.6	$1.2	$—	$0.1	$6.1	$2.7	$3.4

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2015 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.2	$—	$1.2	$—	$—	$1.0	$1.0	$—
Equity securities
Domestic large cap	8.0	8.0	—	—	—	1.7	1.7	—
Domestic small cap	5.3	5.3	—	—	—	—	—	—
International	21.6	21.6	—	—	—	—	—	—
Fixed income securities	80.3	80.3	—	—	—	5.5	—	5.5
Alternative investments**	0.3	—	—	—	0.3	0.2	—	0.2
Total	$116.7	$115.2	$1.2	$—	$0.3	$8.4	$2.7	$5.7

*
Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure. Amounts presented for December 31, 2015 have been retrospectively reclassified pursuant to the implementation of ASU 2015-07. For further information see Note 2. Summary of Significant Accounting Policies.

**    Alternative investments include ownership interests in shares of registered investment companies.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2015	$6.8
Realized and unrealized gains	0.1
Purchases	0.5
Sales	(7.1)
Ending balance, December 31, 2015	$0.3
Realized and unrealized gains	—
Purchases	—
Sales	(0.2)
Ending balance, December 31, 2016	$0.1

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2017	$8.2	$0.2	$4.6
2018	8.4	0.1	1.4
2019	8.4	0.1	2.7
2020	8.4	0.1	1.2
2021	8.4	0.1	1.1
2022 - 2026	40.5	0.3	6.6

The Company is not required to contribute during 2017 to its U.S. pension plans although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement. The Company is required to make a contribution of $1.2 million during 2017 to its French pension plan.

Other Foreign Pension Benefits

In Brazil, Poland and the United Kingdom, employees are covered under government-administered programs. In Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $2.5 million, $2.5 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $15.4 million and $13.3 million at December 31, 2016 and 2015, respectively, which were included in the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets in other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 10. Other Assets). The balance of grantor trust assets totaled $10.3 million and $9.6 million at December 31, 2016 and 2015, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying Consolidated Balance Sheets in Other liabilities was $5.3 million and $6.2 million at December 31, 2016 and 2015, respectively.

Note 17. Stockholders' Equity

Restricted Stock Plan

In April 2015, the Company adopted a new 2015 Long-term Incentive Plan, or LTIP, which replaced its existing Restricted Stock Plan ("RSP"). The LTIP is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of equity grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's LTIP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. Other types of stock awards are available under the LTIP, but not currently used. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under the LTIP is limited to 5,000,000. Restricted shares outstanding under the RSP will continue to vest in accordance with the terms of each grant, however, no further grants of shares will be issued under the RSP. No single participant may be awarded, in the aggregate, more than 750,000 shares during any fiscal year.

As of December 31, 2016, 1,360,020 restricted shares had been issued under the Company's restricted stock plans of which 224,289 shares of issued restricted stock were not yet vested and for which $2.3 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years. The following table presents restricted stock activity for the years 2016, 2015 and 2014:

	2016		2015		2014
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	197,674	$43.56	366,363	$38.24	318,561	$35.82
Granted	150,647	39.47	107,346	45.34	201,680	39.55
Forfeited	(51,234)	43.56	(39,322)	40.93	(675)	48.68
Vested	(72,798)	42.06	(236,713)	36.57	(153,203)	34.89
Nonvested restricted shares outstanding at December 31	224,289	$41.30	197,674	$43.56	366,363	$38.24

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan Performance Based Shares

During 2016, the Company recognized $2.8 million for 167,961 shares earned under the 2016-2017 award opportunity and $1.5 million of compensation expense earned under the 2015-2016 award opportunity. During 2015, the Company recognized $1.8 million for 71,228 shares earned under the 2015-2016 award opportunity and $0.6 million of compensation expense earned under the 2014-2015 award opportunity. During 2014, the Company recognized $1.1 million of compensation expense for 43,842 shares earned under the 2014-2015 award opportunity and $3.1 million of compensation expense earned under the 2013-2014 award opportunity.

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

	For the Years Ended December 31,
	2016	2015	2014
Numerator (basic and diluted):
Net income	$82.8	$89.7	$89.7
Less: Dividends paid to participating securities	(0.3)	(0.2)	(0.3)
Less: Undistributed earnings available to participating securities	(0.2)	(0.3)	(0.5)
Undistributed and distributed earnings available to common stockholders	$82.3	$89.2	$88.9

Denominator:
Average number of common shares outstanding	30,310.9	30,251.4	30,238.0
Effect of dilutive stock-based compensation	152.5	122.9	118.5
Average number of common and potential common shares outstanding	30,463.4	30,374.3	30,356.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2016 are as follows ($ in millions):

2017	$4.4
2018	4.0
2019	3.3
2020	3.2
2021	3.2
Thereafter	12.0
Total	$30.1

Rental expense under operating leases was $6.9 million during 2016, $6.8 million during 2015 and $6.1 million during 2014.

Other Commitments

The EP segment's PDM Industries mill has a minimum annual commitment of approximately $2.0 million per year for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $11.4 million through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy cogeneration supplier in France whereby the supplier constructed and operates a cogeneration facility at certain mills and supplies steam that is used in the operation of these mills. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2018. These minimum annual commitments total approximately $2.3 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The EP segment's Brazilian mill, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the mill's consumption of electrical energy valued at approximately $3.4 million annually through 2020. The French mills have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $8.1 million in 2017.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2016, which are not material either individually or in the aggregate.

Litigation

Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, a form of value-added tax in Brazil, was assessed to our Brazilian subsidiary Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda. ("SWM-B") in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS taxes on certain raw materials from January 1995 through November 2000, collectively the Raw Materials Assessment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court denied the State’s appeal of Assessment 1, in the amount of approximately $16 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $13 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

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

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza (FECP, a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $5 million in the first electricity assessment and $9 million in the second electricity assessment, based on the foreign currency exchange rate at December 31, 2016.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  SWM-B's challenge to the third electricity assessment (approximately $4 million as of December 31, 2016) was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and has been appealed to the Conselho de Contribuintes.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China and Canada. For these purposes, the Company incurred total capital expenditures of $2.8 million in 2016, and expects to incur less than $1.0 million in each of 2017 and 2018, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2016, there are no claims pending under this indemnification that the Company deems to be material.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Engineered Papers and Advanced Materials and Structures. The EP segment primarily produces cigarette papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers. The AMS segment primarily produces engineered resin-based rolled goods such as films, nets, and other non-wovens to for use in high-performance filtration, surface protection, medical, and industrial applications and consists of the operations of DelStar, the December 2014 acquisitions, and Argotec.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2016		2015		2014
Engineered Papers	$559.3	66.6%	$583.9	76.4%	$666.9	84.0%
Advanced Materials & Structures	280.6	33.4	180.2	23.6	127.4	16.0
Consolidated	$839.9	100.0%	$764.1	100.0%	$794.3	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2016		2015		2014
Engineered Papers	$138.0	130.0%	$121.5	118.0%	$124.5	117.3%
Advanced Materials & Structures	9.0	8.5	16.7	16.2	10.2	9.6
Unallocated	(40.9)	(38.5)	(35.2)	(34.2)	(28.6)	(26.9)
Consolidated	$106.1	100.0%	$103.0	100.0%	$106.1	100.0%

($ in millions)	Segment Assets
	December 31, 2016	December 31, 2015	December 31, 2014
Engineered Papers	$505.1	$507.3	$611.9
Advanced Materials & Structures	569.3	648.4	320.1
Unallocated	99.3	134.3	253.0
Consolidated	$1,173.7	$1,290.0	$1,185.0

($ in millions)	Capital Spending			Depreciation
	2016	2015	2014	2016	2015	2014
Engineered Papers	$17.6	$12.5	$26.1	$22.3	$25.6	$31.0
Advanced Materials & Structures	10.1	11.2	8.7	7.1	5.5	3.9
Unallocated	0.1	0.5	0.3	—	(0.4)	0.4
Consolidated	$27.8	$24.2	$35.1	$29.4	$30.7	$35.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about Geographic Areas

Long-lived assets by geographic area as of year-end were as follows ($ in millions):

	Long-Lived Assets
	2016	2015	2014
United States	$89.6	$87.5	$75.5
France	162.7	163.5	187.2
The Philippines	—	—	30.8
Brazil	23.7	20.1	27.8
Poland	20.0	23.6	29.0
Other foreign countries	15.8	15.9	15.5
Consolidated	$311.8	$310.6	$365.8

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2016	2015	2014
United States	$372.2	$310.7	$263.7
Europe and the former Commonwealth of Independent States	253.2	261.2	304.6
Asia-Pacific (including China)	129.4	118.5	125.3
Latin America	47.4	34.6	54.9
Other foreign countries	37.7	39.1	45.8
Consolidated	$839.9	$764.1	$794.3

Note 20. Major Customers

In our EP segment, one customer, together with its respective affiliates and designated converters, accounted for 18% of the Company's consolidated net sales for the year ended December 31, 2016. Philip Morris-USA, British American Tobacco and Japan Tobacco Inc. together with their respective affiliates and designated converters, each accounted for 10% or more of the Company's consolidated net sales in 2015 and 2014 and together accounted for 42% and 46% of the Company's 2015 and 2014 consolidated net sales, respectively. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations. There were no individual customers in the AMS segment which made up 10% or more of the Company's 2016, 2015 or 2014 consolidated net sales.

In the EP segment, no customers accounted for 10% or more of consolidated accounts receivable at December 31, 2016. Philip Morris-USA, BAT and Japan Tobacco Inc., together with their respective affiliates and designated converters accounted for 24% of consolidated accounts receivable at December 31, 2015. There were no individual customers in the AMS segment which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2016 or 2015.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

legislation or regulations relating to tobacco products will be enacted, or to what extent, if any, such legislation or regulations might affect the tobacco products industry in general.

Note 21. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2016	2015	2014
Allowance for Doubtful Accounts
Beginning balance	$0.4	$0.3	$0.4
Bad debt expense	0.4	0.2	0.3
Write-offs and discounts	—	(0.1)	(0.4)
Currency translation	—	—	—
Ending balance	$0.8	$0.4	$0.3

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2016	2015	2014
Interest paid	$13.3	$7.8	$6.0
Income taxes paid	31.9	9.3	17.6
Capital spending in accounts payable and accrued liabilities	8.8	2.6	2.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2016 and 2015 ($ in millions, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$214.6	$217.3	$209.3	$198.7	$839.9
Gross profit	63.5	66.9	63.1	63.2	256.7
Restructuring and impairment expense	1.8	0.9	1.3	21.6	25.6
Operating profit	31.6	37.5	30.8	6.2	106.1
Income from continuing operations	21.1	26.0	18.7	17.0	82.8
Income from discontinued operations	—	—	—	—	—
Net income	$21.1	$26.0	$18.7	$17.0	$82.8

Net income per share:
Income per share from continuing operations - basic	$0.69	$0.85	$0.62	$0.55	$2.71
Income per share from discontinued operations - basic	—	—	—	—	—
Net income per share - basic	$0.69	$0.85	$0.62	$0.55	$2.71

Income per share from continuing operations - diluted	$0.69	$0.85	$0.61	$0.55	$2.70
Income per share from discontinued operations - diluted	—	—	—	—	—
Net income per share - diluted	$0.69	$0.85	$0.61	$0.55	$2.70

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$188.0	$181.9	$184.4	$209.8	$764.1
Gross profit	51.4	54.8	52.4	65.8	224.4
Restructuring and impairment expense	4.0	5.2	1.3	4.1	14.6
Operating profit	22.5	24.0	31.8	24.7	103.0
Income from continuing operations	18.8	24.5	25.6	21.6	90.5
(Loss) income from discontinued operations	—	(1.1)	0.2	0.1	(0.8)
Net income	$18.8	$23.4	$25.8	$21.7	$89.7

Net income per share:
Income per share from continuing operations - basic	$0.62	$0.80	$0.84	$0.71	$2.97
(Loss) income per share from discontinued operations - basic	—	(0.04)	0.01	0.01	(0.02)
Net income per share - basic	$0.62	$0.76	$0.85	$0.72	$2.95

Income per share from continuing operations - diluted	$0.61	$0.80	$0.84	$0.71	$2.96
(Loss) income per share from discontinued operations - diluted	—	(0.04)	0.01	0.01	(0.02)
Net income per share - diluted	$0.61	$0.76	$0.85	$0.72	$2.94

Note 23. Subsequent Events

Acquisition of Conwed Plastics LLC

On January 20, 2017, the Company acquired all of the equity interests in Conwed Plastics LLC, a Delaware limited liability company , and its Belgian subsidiary ("Conwed NV") (collectively, "Conwed") pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”), dated as of December 14, 2016, by and among the Company, DelStar Technologies, Inc., a Delaware corporation as buyer, Baldwin Enterprises, Inc., a Colorado corporation, as seller, Conwed and, solely for the limited purposes specified therein, Leucadia National Corporation, a New York corporation. As a result of the acquisition, Conwed and its subsidiaries became wholly-owned indirect subsidiaries of the Company.

The purchase price to acquire Conwed was $295 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40 million, in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case upon the terms and subject to the conditions contained in the Purchase Agreement. The purchase price for Conwed was funded from the Company’s borrowings under the Amended Credit Agreement, while the purchase price for Conwed NV was funded from cash on hand.

Conwed and its subsidiaries manufacture highly engineered resin-based netting solutions, with operations in the United States and Belgium, and is headquartered in Minneapolis, Minnesota. As of February 24, 2017, the Company is in the process of determining the preliminary fair values of the assets acquired and liabilities assumed as initial appraisals are still underway and have not yet been completed.

Debt Amendment

On December 1, 2016, the Company entered into a First Amendment to Second Amended and Restated Credit Agreement ("First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Under the terms of the First Amendment, and effective only upon the closing of the Conwed acquisition on January 20, 2017, the Company's

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maximum net debt to EBITDA ratio, calculated on a trailing four fiscal quarter basis, was required to be not greater than 4.25 at December 31, 3017, reducing to 4.00 after December 31, 2017, 3.75 after March 31, 2018, 3.50 after June 30, 2018 and 3.00 after December 31, 2018.

Derivative Instruments

On January 20, 2017, the Company entered into an interest rate swap transaction with JPMorgan Chase Bank, N.A. for a three-year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR.

On January 20, 2017, the Company also entered into a three-year cross-currency swap with JPMorgan Chase Bank, N.A. designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €93.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 1.65% per annum and pay to our swap counterparty Euro interest at a fixed rate of -0.18% per annum.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Schweitzer-Mauduit International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2017

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria. As of December 31, 2016, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Schweitzer-Mauduit International, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 24, 2017

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") captioned "Proposal One - Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2017 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2017 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2016, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	115,484
Long-Term Incentive Plan (2)	4,878,868
Total approved by stockholders	4,994,352
Equity compensation plans not approved by stockholders:	—
Grand total	4,994,352

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2016 consisted of $20,000 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. The director has the option, upon retirement or earlier termination from the Board, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2016, deferred retainer fees have resulted in 108,255 accumulated stock unit credits, excluding credited dividends (134,838 accumulated stock unit credits including credited dividends).

(2)    The Long-term Incentive Plan and former Restricted Stock Plan are described in Note 17. Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2016, 224,289 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2017 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2017 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and financial statement schedules filed as part of this report are listed in the Index to the Consolidated Financial Statements set forth in Part II, Item 8.

(b)    The exhibits filed as part of this report are listed below:

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of November 18, 2013, by and among Schweitzer-Mauduit International, Inc., DelStar, Inc., SWM Acquisition Corp. I, SWM Acquisition Corp. II, certain security holders of DelStar, Inc. listed on the signature pages thereto and American Capital, Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 13, 2013).***

2.2
Equity Interest Purchase Agreement, dated as of September 17, 2015, by and among Schweitzer-Mauduit International, Inc., SWM-Argotec, LLC, Argotec Intermediate Holdings Two LLC, Argotec
Intermediate Holdings LLC, Argotec LLC, Argotec Holdings LLC and certain equity holders of
Argotec Holdings LLC listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015).***

2.3
Equity Interest Purchase Agreement, dated December 14, 2016, by and among DelStar Technologies, Inc., Baldwin Enterprises, Inc., Conwed Plastics LLC, and, solely for certain limited purposes as set forth therein, Schweitzer-Mauduit International, Inc. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 14, 2016).***

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

10.4	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.5	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014).**
10.6	Equity Participation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).**
10.7	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).**
10.8.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.8.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.9	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 2011).**
10.10	Supplemental Benefit Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 2008).**
10.11.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 2008).**

Exhibit Number	Exhibit
10.11.2	2012 Executive Severance Plan (incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the year ended December 2011).**
10.11.3	2012 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.11.3 to the Company's Annual Report on Form 10-K for the year ended December 2011).**
10.11.4	2016 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.11.5	2016 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
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

Exhibit Number	Exhibit
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

10.23
First Amendment to Second Amended and Restated Credit Agreement, dated January 20, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, SunTrust Bank, AgFirst Farm Credit Bank, Citizens Bank, N.A., MUFG Union Bank, N.A., Citibank, N.A., Farm Credit Bank of Texas, Farm Credit Mid America, PCA and Societe Generale (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2017).

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Schweitzer-Mauduit International, Inc.
By:
Dated:	February 24, 2017		/s/ Frédéric P. Villoutreix
Frédéric P. Villoutreix
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frédéric P. Villoutreix	Chairman of the Board and	February 24, 2017
Frédéric P. Villoutreix	Chief Executive Officer (principal executive officer)

/s/ Allison Aden	Executive Vice President, Finance and	February 24, 2017
Allison Aden	Chief Financial Officer (principal financial officer)

/s/ Robert Cardin	Corporate Controller	February 24, 2017
Robert Cardin	(principal accounting officer)

*	Director	February 24, 2017
Claire L. Arnold

*	Director	February 24, 2017
K.C. Caldabaugh

*	Director	February 24, 2017
William A. Finn

*	Director	February 24, 2017
Heinrich Fischer

*	Director	February 24, 2017
John D. Rogers

*	Director	February 24, 2017
Anderson D. Warlick

*	Director	February 24, 2017
Jeffrey Keenan

*By:

/s/ Ricardo Nunez		February 24, 2017
Ricardo Nunez
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