Form 10-Q
period 2017-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2017-05-03
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The Company had 30,708,178 shares of common stock issued and outstanding as of May 3, 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net sales	$233.3	$214.6
Cost of products sold	170.2	151.1
Gross profit	63.1	63.5

Selling expense	8.3	6.4
Research expense	4.4	4.3
General expense	22.7	19.4
Total nonmanufacturing expenses	35.4	30.1

Restructuring and impairment expense	1.1	1.8
Operating profit	26.6	31.6
Interest expense	5.8	4.6
Other (expense) income, net	(0.1)	2.3
Income from continuing operations before income taxes and income from equity affiliates	20.7	29.3

Provision for income taxes	7.1	8.1
Income (loss) from equity affiliates, net of income taxes	0.1	(0.1)
Income from continuing operations	13.7	21.1
Income (loss) from discontinued operations	—	—
Net income	$13.7	$21.1

Net income per share - basic:
Income per share from continuing operations	$0.45	$0.69
Income (loss) per share from discontinued operations	—	—
Net income per share – basic	$0.45	$0.69

Net income per share – diluted:
Income per share from continuing operations	$0.45	$0.69
Income (loss) per share from discontinued operations	—	—
Net income per share – diluted	$0.45	$0.69

Weighted average shares outstanding:

Basic	30,364,700	30,294,900

Diluted	30,487,300	30,422,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$13.7	$21.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.9	14.0

Unrealized gains on derivative instruments	1.1	9.9
Less: Reclassification adjustment for losses on derivative instruments included in net income	0.2	2.0

Reclassification adjustment for amortization of postretirement benefit plans' costs (gains) included in net periodic benefit cost	1.1	(0.5)
Other comprehensive income	8.3	25.4
Comprehensive income	$22.0	$46.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$99.8	$107.4
Accounts receivable, net	141.7	115.1
Inventories	136.8	119.4
Assets held for sale	17.0	17.3
Other current assets	8.2	5.1
Total current assets	403.5	364.3

Property, plant and equipment, net	342.9	307.4
Deferred income tax benefits	3.8	3.7
Investment in equity affiliates	64.7	63.8
Goodwill	337.0	229.5
Intangible assets	307.1	177.5
Other assets	28.5	27.5
Total assets	$1,487.5	$1,173.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$2.9	$3.0
Accounts payable	66.2	50.3
Income taxes payable	4.4	5.3
Accrued expenses	70.4	77.2
Total current liabilities	143.9	135.8

Long-term debt	723.2	437.4
Pension and other postretirement benefits	33.4	33.1
Deferred income tax liabilities	30.0	29.8
Other liabilities	39.3	29.3
Total liabilities	969.8	665.4
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,691,558 and 30,544,494 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3.1	3.1
Additional paid-in-capital	60.6	59.2
Retained earnings	585.0	585.3
Accumulated other comprehensive loss, net of tax	(131.0)	(139.3)
Total stockholders’ equity	517.7	508.3
Total liabilities and stockholders’ equity	$1,487.5	$1,173.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income				21.1		21.1
Other comprehensive income, net of tax					25.4	25.4
Dividends declared ($0.40 per share)				(12.2)		(12.2)
Restricted stock issuances, net	91,408	—	—			—
Stock-based employee compensation expense			1.3			1.3
Excess tax benefits of stock-based employee compensation			(0.2)			(0.2)
Stock issued to directors as compensation	1,428	—	0.1			0.1
Purchases and retirement of common stock	(18,379)	—		(0.6)		(0.6)
Balance, March 31, 2016	30,548,606	$3.0	$54.9	$560.9	$(116.0)	$502.8

Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income				13.7		13.7
Other comprehensive income, net of tax					8.3	8.3
Dividends declared ($0.42 per share)				(12.9)		(12.9)
Restricted stock issuances, net	169,947	—	—			—
Stock-based employee compensation expense			1.3			1.3
Stock issued to directors as compensation	1,317	—	0.1			0.1
Purchases and retirement of common stock	(24,200)	—	—	(1.1)		(1.1)
Balance, March 31, 2017	30,691,558	$3.1	$60.6	$585.0	$(131.0)	$517.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating
Net income	$13.7	$21.1
Less: Income from discontinued operations	—	—
Income from continuing operations	13.7	21.1
Non-cash items included in net income:
Depreciation and amortization	16.6	10.8
Restructuring-related impairment	—	0.5
Deferred income tax provision	—	0.1
Pension and other postretirement benefits	1.0	0.9
Stock-based compensation	1.4	1.4
(Income) loss from equity affiliates	(0.1)	0.1
Gain on sale of intangible assets	—	(1.8)
Excess tax expense of stock-based awards	—	0.2
Other items	(0.4)	(1.7)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(8.6)	(13.6)
Inventories	2.2	4.9
Prepaid expenses	(1.7)	(1.4)
Accounts payable	(0.9)	(4.3)
Accrued expenses	(7.3)	(6.0)
Accrued income taxes	(3.0)	6.5
Net changes in operating working capital	(19.3)	(13.9)
Net cash provided by (used in) operating activities of:
- Continuing operations	12.9	17.7
- Discontinued operations	0.1	(0.1)
Net cash provided by operations	13.0	17.6
Investing
Capital spending	(11.1)	(4.5)
Capitalized software costs	(0.8)	(0.2)
Acquisitions, net of cash acquired	(293.4)	—
Other investing	(0.6)	(0.8)
Net cash used in investing	(305.9)	(5.5)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Financing
Cash dividends paid to SWM stockholders	—	(12.2)
Changes in short-term debt	—	0.1
Proceeds from issuances of long-term debt	286.5	27.1
Payments on long-term debt	(0.7)	(19.8)
Purchases of common stock	(1.1)	(0.6)
Payments for debt issuance costs	(0.6)	—
Excess tax expense of stock-based awards	—	(0.2)
Net cash provided by (used in) financing	284.1	(5.6)
Effect of exchange rate changes on cash and cash equivalents	1.2	7.2
(Decrease) increase in cash and cash equivalents	(7.6)	13.7
Cash and cash equivalents at beginning of period	107.4	186.5
Cash and cash equivalents at end of period	$99.8	$200.2

Supplemental Cash Flow Disclosures
Cash paid for interest	$3.5	$3.6
Cash paid for taxes, net	$9.8	$1.3
Change in capital spending in accounts payable and accrued liabilities	$3.4	$1.4
Deferred contingent business acquisition consideration	$8.6	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, headquartered in Alpharetta, Georgia in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. The Company operates two segments: Advanced Materials & Structures and Engineered Papers.

The Advanced Materials & Structures segment, or AMS, produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, construction and infrastructure, transportation, industrial and medical end-markets. As discussed more fully in Note 3. Business Acquisitions, in January 2017, the Company completed the acquisition of Conwed Plastics LLC, a Delaware limited liability company, and its Belgian subsidiary ("Conwed NV" and collectively with Conwed Plastic LLC, “Conwed”), which has been incorporated into the AMS segment.

The Engineered Papers segment, or EP, primarily serves the tobacco industry with production of various cigarette papers, reconstituted tobacco leaf, or RTL, which is used as a blend with virgin tobacco in cigarettes, and reconstituted tobacco wrappers and binders for cigars. RTL, as well as LIP (low ignition propensity) cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage, and industrial commodity paper grades which are often produced to maximize machine utilization.

The Company has operations in the United States, United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China, Belgium and Poland, conducts business in over 90 countries, and operates 23 production locations worldwide. The Company also has a 50% equity interest in two joint ventures in China: China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, which produces various cigarette papers, and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, which produces RTL.

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

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the condensed consolidated statements of income as income (loss) from equity affiliates, net of income taxes. Intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and will adopt this ASU effective January 1, 2018. The Company expects to utilize the modified retrospective transition approach upon adoption. This approach requires an adjustment upon adoption to the financial statements to reflect the cumulative impact of the guidance and results in no change to prior period financial statements. Based on our initial evaluation of the provisions included in the new guidance, as well as the related updates discussed below, we do not expect that adoption of this guidance will materially impact the amount or timing of revenues recognized by the Company.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using the Last-in, First-out or the retail inventory method. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company adopted this guidance as of January 1, 2017; the adoption did not have an impact on the consolidated financial statements as the Company's inventory is currently measured in accordance with the definitions in the revised guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently in the process of evaluating the impact of the pronouncement on the Company's outstanding leases and expects that adoption will have an impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities. Further, the Company is currently in the process of evaluating the impact of adoption on the consolidated statements of income.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance as of January 1, 2017; adoption of this guidance did not have a material impact on the financial statements. Prospectively, SWM will recognize forfeitures as they occur in accordance with the new guidance.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The guidance clarifies the definition of a business with the objective of assisting entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis in the first quarter of 2018 and are not expected to have a material impact on the Company's financial statements.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other income (expense), net, or Interest expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit, or OPEB, liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	March 31, 2017	December 31, 2016
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $17.4 million and $17.6 million at March 31, 2017 and December 31, 2016, respectively	$(35.4)	$(36.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.6 million and $3.0 million at March 31, 2017 and December 31, 2016, respectively	(0.6)	(1.9)
Accumulated unrealized foreign currency translation adjustments	(95.0)	(100.9)
Accumulated other comprehensive loss	$(131.0)	$(139.3)

Changes in the components of accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2017			March 31, 2016
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.3	$(0.2)	$1.1	$(0.7)	$0.2	$(0.5)
Unrealized gain (loss) on derivative instruments	1.7	(0.4)	1.3	8.0	3.9	11.9
Unrealized gain on foreign currency translation	5.9	—	5.9	14.0	—	14.0
Total	$8.9	$(0.6)	$8.3	$21.3	$4.1	$25.4

Note 3. Business Acquisitions

On January 20, 2017, the Company completed the acquisition of Conwed by and among the Company, Delstar Technologies, Inc., Baldwin Enterprises, Inc., Conwed and Leucadia National Corporation. As a result of the transaction, Conwed and its subsidiaries (including Conwed NV) became wholly-owned indirect subsidiaries of the Company. The acquisition of Conwed expanded and continued the diversification of SWM's global presence in advanced materials and has been incorporated into the Company's AMS segment.

As of March 31, 2017, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. The consideration transferred to acquire Conwed was $296.7 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $305.3 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. The purchase price for Conwed was funded from the Company’s borrowings under the First Amendment to Second Amended and Restated Credit Agreement, while the purchase price for Conwed NV was funded from cash on hand. See Note 10. Debt, for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration paid for Conwed and the preliminary fair values of the assets acquired and liabilities assumed as of the January 20, 2017 acquisition date were as follows ($ in millions):

Preliminary Fair Value as of January 20, 2017
Cash and cash equivalents	$3.3
Accounts receivable	15.4
Inventory	20.6
Other current assets	1.1
Property, plant and equipment	31.8
Identifiable intangible assets	134.3
Total assets	206.5

Accounts payable and accrued expenses	8.2

Net assets acquired	198.3

Goodwill	107.0

Fair value of consideration transferred	$305.3

The Company used the income, market or cost approach (or a combination thereof) for the valuation as appropriate and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to SWM management. The fair value of receivables acquired from Conwed on January 20, 2017 was $15.4 million, with gross contractual amounts receivable of $15.8 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily customer relationships, developed technology, trade names and non-competition agreements.

The fair value of the inventory acquired from Conwed on January 20, 2017 was $20.6 million, which includes a step-up in basis of $2.9 million. Finished goods and work-in-process inventory was valued using the comparative sales method, which is a function of the estimated selling price less the sum of (a) any cost to complete, (b) costs of disposal, (c) holding costs, and (d) a reasonable profit for allowance for the acquirer. Raw materials were valued using the replacement cost method of the cost approach.

Properties acquired included manufacturing and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations. Management valued properties using the market and cost approaches, supported where available by observable market data which included consideration of obsolescence.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired included a number of customer relationships in the infrastructure, construction and industrial end-markets. In addition to these intangible assets, the Company acquired a number of patented and unpatented technologies, a number of business-to-business trade names and non-competition agreements. Management valued intangible assets using the relief from royalty, multi-period excess earnings and with-and-without methods, all forms of the income approach supported by observable market data for peer companies. The following table shows the fair values assigned to intangible assets ($ in millions):

	Preliminary Fair Value as of January 20, 2017	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$107.9	15.0
Developed technology	18.1	17.2
Non-competition agreements	1.2	7.2
Total amortizable intangible assets	127.2
Indefinite-lived intangible assets:
Trade names	7.1	Indefinite
Total	$134.3

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Conwed's revenue growth and potential operational synergies from combining the SWM and Conwed businesses and workforces as well as the benefits of access to different markets and customers. Goodwill from the Conwed acquisition was assigned to the AMS reportable segment. The goodwill was determined on the basis of the preliminary fair values of the assets and liabilities identified as part of the transaction. The goodwill acquired in connection with Conwed and its domestic subsidiaries is expected to be deductible for tax purposes. The goodwill associated with Conwed NV is not expected to be deductible for tax purposes.

In the three months ended March 31, 2017, the Company recognized $0.1 million of direct and indirect acquisition-related costs and incurred $0.6 million in acquisition-related financing costs. In 2016, the Company recognized $1.4 million of direct and indirect acquisition-related costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

The amounts of Net sales and Income from continuing operations of Conwed included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

	Net Sales	Loss from Continuing Operations
January 20, 2017 - March 31, 2017	$26.6	$(0.1)

The amounts of the unaudited pro forma Net sales and Income from continuing operations of the combined entity had the acquisition date been January 1, 2016 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2016 Supplemental Pro Forma from January 1, 2016 - March 31, 2016	$248.2	$22.2
2017 Supplemental Pro Forma from January 1, 2017 - March 31, 2017	241.0	10.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Discontinued Operations

The Company's former paper mill in San Pedro, Philippines is reported as a discontinued operation. This operation was previously presented as a component of the EP segment. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of this operation have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2017	December 31, 2016
Assets of discontinued operations:
Current assets	$1.1	$1.0
Other assets	2.4	2.5

Liabilities of discontinued operations:
Current liabilities	0.2	0.1

The financial results of discontinued operations had no impact on the consolidated financial statements for the three months ended March 31, 2017 or 2016.

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

Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term stock-based incentive compensation and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator (basic and diluted):
Net income	$13.7	$21.1
Less: Dividends paid to participating securities	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	—	—
Undistributed and distributed earnings available to common stockholders	$13.6	$21.0

Denominator:
Average number of common shares outstanding	30,364.7	30,294.9
Effect of dilutive stock-based compensation	122.6	127.8
Average number of common and potential common shares outstanding	30,487.3	30,422.7

Note 6. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or market. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is replacement cost or net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	March 31, 2017	December 31, 2016
Raw materials	$49.7	$40.9
Work in process	21.5	23.9
Finished goods	54.7	44.9
Supplies and other	10.9	9.7
Total	$136.8	$119.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2017 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2016	$224.8	$4.7	$229.5
Goodwill acquired during the period	107.0	—	107.0
Foreign currency translation adjustments	0.6	(0.1)	0.5
Goodwill as of March 31, 2017	$332.4	$4.6	$337.0

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.2	$19.8	$—	$2.9	$253.5
Developed technology	34.0	4.2	—	0.3	29.5
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.4	20.7	0.3	0.4
Non-compete agreements	2.9	0.6	—	—	2.3
Patents	1.5	0.2	—	—	1.3
Total	$337.3	$26.1	$20.7	$3.5	$287.0

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.1)	$20.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$168.3	$15.9	$—	$3.1	$149.3
Developed technology	15.9	3.6	—	0.4	11.9
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	—	20.7	0.3	0.8
Non-compete agreements	1.7	0.5	—	—	1.2
Patents	1.5	0.2	—	—	1.3
Engineered Papers
Customer relationships	10.0	10.0	—	—	—
Total	$220.1	$31.1	$20.7	$3.8	$164.5

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$12.9	$—	$—	$(0.1)	$13.0

Amortization expense of intangible assets was $5.0 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. Incremental amortization expense of intangible assets for the Conwed acquisition was $1.7 million for the three months ended March 31, 2017. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.2 million in each of the next five years.

In December 2016, the Company made a strategic decision to transition away from certain legacy business trade names associated with its recent acquisitions in the AMS segment in favor of a streamlined SWM branding approach. As a result of adopting this branding strategy, in the fourth quarter of 2016, the Company recognized an impairment expense of $20.7 million, representing a write-down of the DelStar trade name intangible asset to its fair market value. The remaining value of this trade name will be amortized over the first six months of 2017, as the DelStar trade name is phased out.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $1.1 million and $1.8 million in the three months ended March 31, 2017 and 2016, respectively.

In the AMS segment, restructuring and impairment expenses were $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Restructuring and impairment expenses for the three months ended March 31, 2017 consisted of severance accruals for employees at our U.S. and Belgium manufacturing operations. In the three months ended March 31, 2016, restructuring and impairment expenses consisted of severance accruals for employees at our U.S. manufacturing operations.

In the EP segment, restructuring and impairment expenses were $0.5 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. Restructuring and impairment expenses for the three months ended March 31, 2017 consisted of $0.5 million in severance accruals for employees at our manufacturing facilities in the U.S. and France. During the three months ended March 31, 2016, restructuring and impairment expenses were composed of $0.4 million in severance accruals for employees at our manufacturing facilities in the U.S., France and Brazil, as well as $0.5 million of impairment expense at our Poland manufacturing facility.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company incurred $0.2 million and $0.3 million in restructuring expenses during the three months ended March 31, 2017 and 2016, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of March 31, 2017 and December 31, 2016. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2017 and December 31, 2016 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Balance at beginning of year	$4.3	$7.7
Accruals for announced programs	1.1	4.3
Cash payments	(1.5)	(8.4)
Exchange rate impacts	0.1	0.7
Balance at end of period	$4.0	$4.3

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

A long-lived asset that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale and any reduction in fair value is reported as an adjustment to the carrying value of the asset. Upon being classified as held for sale, depreciation is ceased. Long-lived assets to be disposed of other than by sale continue to be depreciated. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group, if material, are reported in the line item Assets held for sale in our condensed consolidated balance sheets.

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of March 31, 2017, all of the physical assets of this entity are classified as Assets held for sale. There were no impairment charges recognized on these assets during the three months ended March 31, 2017 or 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2017	December 31, 2016
Term Loan A-1	$60.0	$60.0
Term Loan A-2	246.3	246.9
Revolving Credit Agreement - U.S. dollar borrowings	417.5	131.0
French Employee Profit Sharing	9.5	9.5
Less: Debt issuance costs	(7.2)	(7.0)
Total Debt	726.1	440.4
Less: Current debt	(2.9)	(3.0)
Long-Term Debt	$723.2	$437.4

Credit Agreement

On December 1, 2016, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement ("First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Under the terms of the First Amendment, and effective upon the closing of the Conwed acquisition on January 20, 2017, the Company's maximum net debt to EBITDA ratio, calculated on a trailing four fiscal quarter basis, is required to be not greater than 4.25 at December 31, 3017, reducing to 4.00 after December 31, 2017, 3.75 after March 31, 2018, 3.50 after June 30, 2018 and 3.00 after December 31, 2018.

On October 28, 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility, or Revolving Credit Facility, available to the Company; a $100 million Term Loan A-1, or Term Loan A-1, made to the Company; and a $250 million Term Loan A-2, or Term Loan A-2 and, together with Term Loan A-1, the Term Loans, made to the Company. The Revolving Credit Facility matures on October 28, 2020. The Term Loan A-1 amortizes at the rate of 5.0% for the first two years, at the rate of 10.0% for the final three years and matures on October 28, 2020. The Term Loan A-2 amortizes at the rate of 1.0% per year and matures on October 28, 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries, while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. In December 2015, the Company prepaid the full amount of amortization for Term Loan A-1, which totaled $40 million.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranges from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of March 31, 2017, the average interest rate was 2.75% on outstanding Revolving Credit Facility borrowings, 2.75% on outstanding Term Loan A-1 borrowings and 3.00% on outstanding Term Loan A-2 borrowings. The weighted average effective interest rate on our debt facilities was approximately 2.81% and 2.28% for the three months ended March 31, 2017 and 2016, respectively.

In addition to the updated net debt to EBITDA ratios noted above, the Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and other covenants and provisions. The Company was in compliance with all of its covenants under the Amended Credit Agreement at March 31, 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the First Amendment, the company capitalized approximately $0.6 million in deferred debt issuance costs which will be amortized over the term of the related debt instrument. As of March 31, 2017 and December 31, 2016, the Company's total deferred debt issuance costs, net of accumulated amortization, were $7.2 million and $7.0 million, respectively. Amortization expense of $0.4 million was recorded during both the three months ended March 31, 2017 and 2016, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

Fair Value of Debt

At March 31, 2017 and December 31, 2016, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair values are recorded to net income each period.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2017 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.1	Accrued expenses	$0.2
Foreign exchange contracts	Other assets	1.8	Other liabilities	1.1
Interest rate contracts	Other assets	—	Other liabilities	0.4
Total derivatives designated as hedges		$3.9		$1.7

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2016 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.0	Accrued expenses	$1.8
Foreign exchange contracts	Other assets	1.9	Other liabilities	—
Interest rate contracts	Other assets	—	Other liabilities	0.4
Total derivatives designated as hedges		$2.9		$2.2

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Gain (Loss) Reclassified from AOCI
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Foreign exchange contracts	$1.4	$10.4	$0.2	$(1.8)
Interest rate contracts	(0.3)	(0.5)	(0.4)	(0.2)
Total	$1.1	$9.9	$(0.2)	$(2.0)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2017 and 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of (Loss) Gain Recognized in Other Income / Expense
	Three Months Ended
	March 31, 2017	March 31, 2016
Foreign exchange contracts	$(1.1)	$1.8

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods during which SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $14.3 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro, or the State, for unpaid ICMS and Fundo Estadual de Combate à Pobreza, or FECP, a value-added tax similar to ICMS, taxes on interstate purchases of electricity.  The State issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $5.3 million in the first electricity assessment and $9.2 million in the second electricity assessment, based on the foreign currency exchange rate at March 31, 2017.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the State judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  In March 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the second electricity assessment. SWM-B's challenge to the third electricity assessment (approximately $4.2 million as of March 31, 2017), was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and is now on appeal to the Conselho de Contribuintes.

SWM-B believes that both the remaining Raw Materials Assessment and the Electricity Assessments will ultimately be resolved in its favor.  No liability has been recorded in our consolidated financial statements for these assessments

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

In December 2016, the Conseil de Prud’hommes d’Orange (a French court dealing with labor matters) rendered a decision by which the Company’s wholly owned subsidiary, Schweitzer Mauduit France (“SWM France”), was ordered to pay approximately €1.3 million to 18 former employees of Malaucène Industries, another wholly owned subsidiary, on the grounds, among other things, that SWM France was a “co-employer” of the plaintiffs, and, as a result, liable for certain obligations of Malaucène Industries with respect to such employees.  Malaucène Industries stopped production in 2009.  The Company believes that SWM France, which is a corporate holding company and indirect corporate parent of Malaucène Industries, is not a “co-employer” of any person.  The Company has no liability recorded in the consolidated financial statements for this matter, believing that the chances of SWM France to reverse the decision on appeal are sufficient that no such reserve is warranted.  Such a result, however, cannot be assured.

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

General Matters

In the ordinary course of its business activities, the Company and its subsidiaries are involved in certain other judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured regulatory, employment, general and commercial liability, environmental, intellectual property rights and other matters. At this time, the Company does not expect any of these proceedings to have a material adverse effect on its reputation, business, financial condition, results of operations or cash flows. However, as the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2017 and 2016 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	0.2	$0.3	$—	$—
Interest cost	1.2	1.3	0.1	0.1	—	—
Expected return on plan assets	(1.6)	(1.7)	—	(0.1)	—	—
Amortizations and other	0.9	1.0	0.3	0.3	0.1	0.1
Net periodic benefit cost	$0.5	$0.6	$0.6	$0.6	$0.1	$0.1

During the fiscal year ended December 31, 2017, the Company expects to recognize approximately $3.8 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.1 million for its French pension plans.

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2017 or 2016.

Our effective tax rate from continuing operations was 34.3% and 27.6% for the three months ended March 31, 2017 and 2016, respectively. The increase compared to the prior-year period was due to a higher concentration of U.S. profits, lower foreign tax credits, tax rate increases in certain jurisdictions and certain discrete items.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials & Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films and other non-wovens for use in high-performance applications in the filtration, infrastructure and construction, transportation, medical and industrial end-markets. It consists of the operations of various acquisitions, including Conwed. The EP segment primarily produces various cigarette papers and RTL for sale to cigarette manufacturers. The EP segment also includes non-tobacco paper for battery separators, printing and writing, drinking straw wrap and furniture laminates.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2017		March 31, 2016
Advanced Materials & Structures	$100.0	42.9%	$71.0	33.1%
Engineered Papers	133.3	57.1	143.6	66.9
Total Consolidated	$233.3	100.0%	$214.6	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2017		March 31, 2016
Advanced Materials & Structures	$8.9	33.5%	$5.2	16.5%
Engineered Papers	26.9	101.1	35.5	112.3
Unallocated	(9.2)	(34.6)	(9.1)	(28.8)
Total Consolidated	$26.6	100.0%	$31.6	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2016. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and the section entitled "Forward-Looking Statements" at the end of this Item 2. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2017		March 31, 2016
Net sales	$233.3	100.0%	$214.6	100.0%
Gross profit	63.1	27.0	63.5	29.6
Restructuring & impairment expense	1.1	0.5	1.8	0.8
Operating profit	26.6	11.4	31.6	14.7
Interest expense	5.8	2.5	4.6	2.1
Income from continuing operations	13.7	5.9	21.1	9.8
Loss from discontinued operations	—	—	—	—
Net income	$13.7	5.9%	$21.1	9.8%
Diluted earnings per share from continuing operations	$0.45		$0.69
Diluted earnings per share	$0.45		$0.69
Cash provided by operations	$13.0		$17.6
Capital spending	$11.1		$4.5

First Quarter Highlights

In the three months ended March 31, 2017, SWM reported net income of $13.7 million on total net sales of $233.3 million. Compared to the prior-year period, net sales increased $18.7 million due primarily to incremental net sales generated from the newly acquired Conwed business, which was partially offset by the impact of lower sales in the EP segment.

Gross profit decreased by $0.4 million to $63.1 million in the three months ended March 31, 2017 compared with $63.5 million in the prior-year period. The volume decline of LIP and RTL products in the EP segment were partially offset by the incremental gross profit generated by the newly acquired Conwed business.

Cash provided by operations was $13.0 million in the first quarter of 2017 compared to $17.6 million in the prior-year period. The $4.6 million decrease was due primarily to unfavorable net changes in operating working capital and lower net income, partially offset by the non-cash impact of increased depreciation and amortization, mainly resulting from the Conwed acquisition, compared to the prior-year period. Uses of cash during the three months ended March 31, 2017 included $11.1 million of capital spending and $293.4 million, net of cash acquired, for the Conwed acquisition, while sources of cash during the first quarter of 2017 included $286.5 million in proceeds from net issuance of debt to partially finance the Conwed acquisition.

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2017	March 31, 2016	Change	Percent Change
Advanced Materials & Structures	$100.0	$71.0	$29.0	40.8%
Engineered Papers	133.3	143.6	(10.3)	(7.2)
Total	$233.3	$214.6	$18.7	8.7%

Net sales were $233.3 million in the three months ended March 31, 2017 compared with $214.6 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$26.6	12.4%
Changes in volume, product mix and selling prices	(6.4)	(3.0)
Changes due to royalties	(1.5)	(0.7)
Total	$18.7	8.7%

AMS segment net sales were $100.0 million for the three months ended March 31, 2017 compared to $71.0 million during the prior-year period. The increase of $29.0 million or 40.8% was due primarily to $26.6 million in incremental net sales generated by the operations of the newly acquired Conwed business. Absent the impact of the Conwed acquisition, AMS segment net sales increased $2.4 million primarily due to the combination of increased volume and a more favorable mix of products sold compared to the prior-year period.

EP segment net sales during the three months ended March 31, 2017 of $133.3 million decreased by $10.3 million, or 7.2%, versus net sales of $143.6 million in the prior year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of a $7.0 million impact of lower volumes, the $1.8 million combined negative impact of average selling prices and mix of products sold, and $1.5 million in lower royalties.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2017	March 31, 2016	Change		2017	2016
Net Sales	$233.3	$214.6	$18.7	8.7%	100.0%	100.0%
Cost of products sold	170.2	151.1	19.1	12.6	73.0	70.4
Gross Profit	$63.1	$63.5	$(0.4)	(0.6)%	27.0%	29.6%

Gross profit decreased by $0.4 million during the three months ended March 31, 2017 to $63.1 million versus the prior-year period of $63.5 million. The AMS segment benefited from $6.2 million in incremental gross profit associated with the newly acquired Conwed business, which includes the negative impact of the $2.9 million non-cash step up in basis for the Conwed inventory, as discussed in Note 3. Business Acquisitions. Absent the impact of the Conwed acquisition, AMS segment gross profit increased $3.4 million primarily due to the combined favorable impact of increased volume and a more favorable mix of products sold. In the EP segment, the $6.1 million unfavorable impact of lower sales combined with the lower volume's associated impact on manufacturing efficiencies and overhead absorption compared to the prior-year period were the primary drivers of segment gross profit decline.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2017	March 31, 2016	Change		2017	2016
Selling expense	$8.3	$6.4	$1.9	29.7%	3.6%	3.0%
Research expense	4.4	4.3	0.1	2.3	1.9	2.0
General expense	22.7	19.4	3.3	17.0	9.7	9.0
Nonmanufacturing expenses	$35.4	$30.1	$5.3	17.6%	15.2%	14.0%

Nonmanufacturing expenses in the three months ended March 31, 2017 increased by $5.3 million to $35.4 million from $30.1 million in the prior-year period due primarily to $6.0 million in higher incremental costs from the newly acquired Conwed business and an increase of $0.2 million within supporting overhead departments not allocated to a specific segment. These costs were partially offset by lower general and administrative expenses of $0.5 million and lower R&D expenses of $0.4 million in the EP segment.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2017	March 31, 2016	Change		2017	2016
Advanced Materials & Structures	$0.4	$0.6	$(0.2)	(33.3)%	0.4%	0.8%
Engineered Papers	0.5	0.9	(0.4)	(44.4)	0.4	0.6
Unallocated expenses	0.2	0.3	(0.1)	(33.3)
Total	$1.1	$1.8	$(0.7)	(38.9)%	0.5%	0.8%

The Company incurred total restructuring and impairment expense of $1.1 million and $1.8 million in the three months ended March 31, 2017 and 2016, respectively. In the 2017 period, the restructuring expense primarily related to $0.9 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S., France and Belgium and $0.2 million in severance accruals within supporting overhead departments not allocated to a specific segment.

In the 2016 period, the restructuring expense primarily related to $1.0 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S., France and Brazil, $0.3 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.5 million in impairment expense recognized on equipment at our Poland manufacturing facility.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2017	March 31, 2016	Change		2017	2016
Advanced Materials & Structures	$8.9	$5.2	$3.7	71.2%	8.9%	7.3%
Engineered Papers	26.9	35.5	(8.6)	(24.2)	20.2	24.7
Unallocated expenses	(9.2)	(9.1)	(0.1)	1.1
Total	$26.6	$31.6	$(5.0)	(15.8)%	11.4%	14.7%

Operating profit was $26.6 million in the three months ended March 31, 2017 compared with $31.6 million during the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2017 was $8.9 million compared to $5.2 million in the prior-year period. The increase of $3.7 million, or 71.2%, was primarily due to the net favorable impact of increased sales of $3.4 million in the existing AMS business and the net operating profit from the Conwed acquisition of $0.3 million, which includes the negative impact of the $2.9 million non-cash step up in basis for the Conwed inventory, as discussed in Note 3. Business Acquisitions.

The EP segment's operating profit in the three months ended March 31, 2017 was $26.9 million, a decrease of $8.6 million, or 24.2%, from $35.5 million in the prior-year period.  The decrease was primarily due to the $6.1 million unfavorable impact of lower sales and associated gross profits, and manufacturing inefficiencies and reduced overhead absorption compared to the prior-year period that were partially offset by lower selling, R&D and administrative costs of $1.1 million.

Unallocated expenses in the three months ended March 31, 2017 were $9.2 million compared to $9.1 million in the prior-year period. The increase of $0.1 million, or 1.1%, in unallocated expenses during the three months ended March 31, 2017 compared to the prior-year period was primarily attributable to $1.4 million in costs associated with the CEO transition announced in March 2017, partially offset by $0.6 million in lower benefit costs and $0.6 million in lower general and administrative costs in 2017 compared to the prior-year period.

Non-Operating Expenses

Interest expense was $5.8 million in the three months ended March 31, 2017, an increase from $4.6 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 2.81% and 2.28% for the three months ended March 31, 2017 and 2016, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Conwed acquisition as well as the effect of the higher effective interest rate compared to the prior-year period.

Other (expense) income, net, was $(0.1) million during the three months ended March 31, 2017. The $2.4 million decrease compared to $2.3 million during the three months ended March 31, 2016 was due primarily to the recognition of a non-recurring gain of $1.8 million in 2016 related to the sale of water rights at our Spotswood, New Jersey facility.

Income Taxes

A $7.1 million provision for income taxes in the three months ended March 31, 2017 resulted in an effective tax rate of 34.3% compared with 27.6% in the prior-year period.  The increase compared to the prior-year period was due to a higher concentration of U.S. profits, lower foreign tax credits, tax rate increases in certain jurisdictions and certain discrete items.

Income (Loss) from Equity Affiliates

Income from equity affiliates was $0.1 million in the three months ended March 31, 2017 compared with a loss of $0.1 million during the prior-year period. The increase in earnings was driven primarily by lower interest expense at CTS and lower currency loss at CTM in the current year, partially offset by lower sales at both CTM and CTS compared to the prior-year period.

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

Net Income and Income per Share

Net income in the three months ended March 31, 2017 was $13.7 million, or $0.45 per diluted share, compared with $21.1 million, or $0.69 per diluted share, during the prior-year period.  The decrease in net income was primarily due to the unfavorable impact of lower sales and associated gross profits, manufacturing inefficiencies and reduced overhead absorption in our EP segment. These factors were partially offset by the net favorable impact of lower selling, R&D and administrative costs in our EP segment and higher sales and associated gross profits in our AMS segment.

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

As of March 31, 2017, $63.2 million of the Company's $99.8 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the holding company structure, a portion of the foreign earnings will flow directly to the U.S. without U.S. tax consequences. We consider the undistributed earnings of other foreign subsidiaries to be indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without further repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been, or may be, implemented that could permit the eventual repatriation of certain additional funds without material adverse U.S. tax consequences.

Capital spending for 2017 is projected to be approximately $35 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of March 31, 2017, we had net operating working capital of $162.7 million and cash and cash equivalents of $99.8 million, compared with net operating working capital of $124.1 million and cash and cash equivalents of $107.4 million as of December 31, 2016.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2017	March 31, 2016
Net Income	$13.7	$21.1
Less: Loss from discontinued operations	—	—
Income from continuing operations	13.7	21.1
Non-cash items included in net income:
Depreciation and amortization	16.6	10.8
Restructuring-related impairment	—	0.5
Deferred income tax provision	—	0.1
Pension and other postretirement benefits	1.0	0.9
Stock-based compensation	1.4	1.4
(Income) loss from equity affiliates	(0.1)	0.1
Gain on sale of intangible assets	—	(1.8)
Excess tax expense of stock-based awards	—	0.2
Other items	(0.4)	(1.7)
Net changes in operating working capital	(19.3)	(13.9)
Net cash provided by (used in) operating activities of:
Continuing operations	12.9	17.7
Discontinued operations	0.1	(0.1)
Net cash provided by operations	$13.0	$17.6

Net cash provided by operations was $13.0 million in the three months ended March 31, 2017 compared with $17.6 million in the prior-year period. Our net cash provided by operations decreased primarily due to the $5.4 million unfavorable impact quarter-over-quarter of net change in operating working capital and lower net income, partially offset by increased depreciation and amortization in the current year associated with the Conwed acquisition.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2017	March 31, 2016
Changes in operating working capital
Accounts receivable	$(8.6)	$(13.6)
Inventories	2.2	4.9
Prepaid expenses	(1.7)	(1.4)
Accounts payable	(0.9)	(4.3)
Accrued expenses	(7.3)	(6.0)
Accrued income taxes	(3.0)	6.5
Net changes in operating working capital	$(19.3)	$(13.9)

In the three months ended March 31, 2017, net changes in operating working capital used cash of $19.3 million compared to the prior-year period, in which net changes in operating working capital used cash of $13.9 million. This unfavorable change in working capital compared to the three months ended March 31, 2016 was primarily driven by a decrease in accrued income taxes and a smaller decrease in inventories, partially offset by a smaller decrease in accounts payable and a smaller increase in accounts receivables in 2017 compared to the prior-year period.

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

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2017	March 31, 2016
Capital spending	$(11.1)	$(4.5)
Capitalized software costs	(0.8)	(0.2)
Acquisitions, net of cash acquired	(293.4)	—
Other	(0.6)	(0.8)
Cash used for investing	$(305.9)	$(5.5)

Cash used for investing activities during the three months ended March 31, 2017 was $305.9 million compared to $5.5 million in the prior-year period and consisted primarily of cash paid for the acquisition of Conwed and capital spending.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2017	March 31, 2016
Cash dividends paid to SWM stockholders	$—	$(12.2)
Net proceeds from borrowings	285.8	7.4
Purchases of common stock	(1.1)	(0.6)
Payments for debt issuance costs	(0.6)	—
Excess tax benefits of stock-based awards	—	(0.2)
Cash provided by (used in) financing	$284.1	$(5.6)

During the three months ended March 31, 2017, financing activities consisted primarily of $285.8 million in net proceeds from borrowings, primarily for the acquisition of Conwed, share repurchases of $1.1 million and $0.6 million of payments for debt issuance costs.

During the three months ended March 31, 2016, financing activities consisted primarily of share repurchases of $0.6 million, cash dividends of $12.2 million paid to SWM stockholders, and net proceeds from borrowings of $7.4 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On April 7, 2017, the Company paid $12.9 million in cash dividends for the first quarter of 2017 to shareholders of record as of March 10, 2017. On May 3, 2017, we announced a cash dividend of $0.42 per share payable on June 23, 2017 to stockholders of record as of May 26, 2017. The covenants contained in our Amended Credit Agreement require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2017, we repurchased 24,200 shares of our common stock at a cost of $1.1 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2016, we repurchased 18,379 shares of our common stock for $0.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2017	March 31, 2016
Changes in short-term debt	$—	$0.1
Proceeds from issuances of long-term debt	286.5	27.1
Payments on long-term debt	(0.7)	(19.8)
Net proceeds from borrowings	$285.8	$7.4

Net proceeds of borrowings were $285.8 million during the three months ended March 31, 2017.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Second Amended and Restated Credit Agreement ("Amended Credit Agreement").

On December 1, 2016, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement ("First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Under the terms of the First Amendment, and effective upon the closing of the Conwed acquisition on January 20, 2017, the Company's maximum net debt to EBITDA ratio, calculated on a trailing four fiscal quarter basis, is required to be not greater than 4.25 at December 31, 3017, reducing to 4.00 after December 31, 2017, 3.75 after March 31, 2018, 3.50 after June 30, 2018 and 3.00 after December 31, 2018.

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $232.4 million as of March 31, 2017. We also had availability under our bank overdraft facilities of $27.5 million as of March 31, 2017.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at March 31, 2017. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at March 31, 2017 and December 31, 2016 were 58.4% and 46.4%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $125.0 million in assets at December 31, 2016. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $30.6 million as of December 31, 2016. We make contributions to our pension trusts based on many factors, including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. The Company is not required to contribute during 2017 to its U.S. pension plans although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement. The Company is required to make a contribution of $1.2 million during 2017 to its French pension plan.

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

Schweitzer-Mauduit do Brasil Industria e Comércio de Papel Ltda., our EP segment's Brazilian mill, has an agreement for the transmission and distribution of energy that covers 100% of the mill's consumption of electrical energy valued at approximately $3.4 million annually through 2020. Our EP mills in France have contracts for the distribution and consumption of natural gas. The value to be provided under these natural gas contracts is estimated at approximately $8.1 million in 2017.

Outlook

As our strategic transformation progresses, we believe that our growth outlook will continue to be influenced by the global tobacco industry, and increasingly influenced by the demand for several key applications in our AMS segment, which serve the filtration, infrastructure and construction, transportation, industrial and medical end-markets. With our diversification activities since 2013, the Company has increased its revenue concentration from 6% of total net sales derived outside of the tobacco industry in 2013 to approximately 40% in 2016. The Company expects this metric to continue to increase in 2017 to the 50% range. Given the increasing scale of AMS and the expected margin expansion across a more integrated operation, we expect higher total AMS profits, ultimately resulting in a more balanced split of our profit pool between our tobacco and non-tobacco businesses in 2017. Furthermore, as a result of these strategic actions, we believe the Company is nearing its goal of re-positioning itself to deliver sustainable long-term earnings growth.

For the AMS segment, we expect our growth outlook to be driven by macro factors affecting our served end-markets, including filtration, infrastructure and construction, transportation, industrial and medical, as well as industry demand for many of our key applications. We expect water and other specialty filtration applications to continue long-term growth trends. We also expect solid growth of our automotive paint protection products within transportation. Our newly acquired Conwed business is largely driven by specialty applications within the infrastructure and construction end-markets, which we expect to deliver 3% - 4% growth. Generally, we believe that our sales driven by the industrial and medical end-markets will perform relatively in line with broad economic growth in the U.S. and to some extent Europe and China.

For the EP segment, we expect our outlook and performance to be driven by many factors, including 1) customer-specific patterns, such as RTL usage and cigarette paper inventory management and timing of purchases, 2) macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and 3) potential regulatory changes in the tobacco industry, such as mandated packaging changes and/or tax-related price increases. While not consolidated into our EP segment, our tobacco operations seek to capitalize on the large Chinese cigarette industry through our two joint ventures. While too early to assume a significant benefit to our 2017 results, a long-term opportunity is emerging in reduced-risk tobacco products, specifically Heat-not-Burn, or HnB, technology. Multinational cigarette manufacturers have reported early positive acceptance in many test markets and have announced intentions to rapidly expand production in anticipation of escalating demand. Management believes SWM can play a prominent role in this category through our reconstituted tobacco offerings, which can serve as the primary raw material in these HnB smoking devices.

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

The Company's key 2017 strategic priorities include integrating Conwed, optimizing AMS segment operations and improving AMS operating margins, which includes implementing an integrated AMS shared services and enterprise resource planning platform and rebranding activities. We expect to deliver meaningful multi-year margin expansion through optimization actions, the incorporation of Conwed’s high-margin business and the delivery of Conwed-related synergies. The Company estimates it will achieve annualized synergies of $10 million by the end of 2018 related to the Conwed acquisition. Synergies are expected in the areas of SG&A, resin procurement and manufacturing footprint rationalization. The Company recently announced the consolidation of a legacy AMS site as part of its synergy plan.
For the EP segment, the Company plans to remain focused on efficiently managing and restructuring operations to match capacity and costs with demand, selectively using price concessions to gain and/or maintain market share in key product categories. We plan to continue to invest in new products that leverage our technology both within the tobacco industry (HnB opportunity) and in non-tobacco areas.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws that are subject to the safe harbor created by such laws and other legal protections.  Forward-looking statements include, without limitation, those regarding 2017 guidance and future performance, future market and EPS trends, future EPS contributions of our China JVs and RTL, AMS margins, sales and volume trends, Argotec financial results, growth prospects, capital spending, currency rates and trends and impact on EPS, 2017 momentum, future cash flows, effective tax rates, 2017 LIP sales trends, future RTL volumes, LIP pricing and royalties, diversification efforts of our AMS segment, accretion from the Conwed acquisition, future results of DelStar, interest rate swap impacts, future growth of non-tobacco sales, benefits of AMS' new enterprise resource planning system, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "typically," "will," and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this release. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the following factors:

•
Changes in sales or production volumes, pricing and/or manufacturing costs of reconstituted tobacco products, cigarette paper (including for LIP cigarettes), filtration-related products due to changing customer demands (including any change by our customers in their tobacco and tobacco-related blends for their cigarettes, their target inventory levels and/or the overall demand for their products), new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

•	Changes in the Chinese economy, including relating to the demand for reconstituted tobacco, premium cigarettes and netting;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

•	Changes in the source and intensity of competition in our commercial segments, including in Asia regarding our AMS business;

•	Our ability to attract and retain key personnel, due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;

•
Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonality factors that affect the demand for virgin tobacco leaf and natural disasters or unusual weather events;

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, could impact the sales and profitability of our products;

•	Adverse changes in the oil, gas, and mining sectors impacting key AMS segment customers;

•
Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs, including costs related to the comprehensive health care reform law enacted in the US in 2010;

•	Employee retention and labor shortages;

•
Changes in employment, wage and hour laws and regulations in the U.S., France and elsewhere, including loi de Securisation de l'emploi, unionization rule and regulations by the National Labor Relations Board, equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;

•	Labor strikes, stoppages, disruptions or other disruptions at our facilities;

•
Existing and future governmental regulation and the enforcement thereof, for example relating to the tobacco industry, taxation and the environment (including the impact thereof on our Chinese joint ventures);

•	New reports as to the effect of smoking on human health or the environment;

•
Changes in general economic, financial and credit conditions in the U.S., Europe, China and elsewhere, including the impact thereof on currency exchange rates (including any weakening of the euro and Real) and on interest rates;

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

•
International conflicts and disputes, such as those involving the Russian Federation and the Middle East, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, accounting standards, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil;

•	The outcome and cost of LIP-related intellectual property infringement and validity litigation in Europe and the European Patent Office opposition proceedings;

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

•
Risks associated with our global asset realignment initiatives, including: changes in tax law, treaties, interpretations, or regulatory determinations; audits made by applicable regulatory authorities and/or our auditor; and our ability to operate our business in a manner consistent with the regulatory requirements for such realignment;

•	Increased taxation on tobacco-related products;

•	Costs and timing of implementation of any upgrades or changes to our information technology systems;

•	Failure by us to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information;

•	Changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities;

•	Changes in construction and infrastructure spending and its impact on demand for certain products;

•	Potential loss of consumer awareness and demand for acquired companies’ products if it is decided to rebrand those products under the Company’s legacy brand names; and

•	Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

For additional factors and further discussion of these factors, please see SWM's Annual Report on Form 10-K for the period ended December 31, 2016 and other reports we file from time to time. The financial results reported in this release are unaudited.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2017 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 18. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

As of March 31, 2017, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-31, 2017	2,129	$45.53	—	$—	$—
February 1-28, 2017	22,071	41.58	—	—	—
March 1-31, 2017	—	—	—	—	—
Total Year-to-Date 2017	24,200	$41.93	—	$—	$—

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
10.1
Offer Letter, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Jeffrey Kramer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2017).

10.2
Letter of Agreement, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Frédéric Villoutreix (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 30, 2017).

10.3
Consulting Agreement, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Frédéric Villoutreix (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 30, 2017).

10.3.1
Non-disclosure Agreement (Exhibit A to the Consulting Agreement, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Frédéric Villoutreix (incorporated by reference to Exhibit 10.3.1 to the Company's Current Report on Form 8-K filed on March 30, 2017)).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

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

May 3, 2017

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

May 3, 2017

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q filing:

•	"Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•
"Heat not Burn" is an emerging tobacco industry technology in which a processed tobacco material is heated to release a nicotine-containing aerosol (vapor) for consumer intake.  This technology is intended to be a reduced-risk product compared to traditional cigarettes.

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