Form 10-Q
period 2017-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2017-08-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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

The Company had 30,707,883 shares of common stock issued and outstanding as of August 2, 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$255.3	$217.3	$488.6	$431.9
Cost of products sold	178.7	150.4	348.9	301.5
Gross profit	76.6	66.9	139.7	130.4

Selling expense	8.2	6.4	16.5	12.8
Research expense	4.6	4.4	9.0	8.7
General expense	22.7	17.7	45.4	37.1
Total nonmanufacturing expenses	35.5	28.5	70.9	58.6

Restructuring and impairment expense	1.6	0.9	2.7	2.7
Operating profit	39.5	37.5	66.1	69.1
Interest expense	6.8	4.1	12.6	8.7
Other (expense) income, net	(0.8)	1.0	(0.9)	3.3
Income from continuing operations before income taxes and income from equity affiliates	31.9	34.4	52.6	63.7

Provision for income taxes	9.9	9.1	17.0	17.2
Income from equity affiliates, net of income taxes	0.3	0.7	0.4	0.6
Income from continuing operations	22.3	26.0	36.0	47.1
Income (loss) from discontinued operations	—	—	—	—
Net income	$22.3	$26.0	$36.0	$47.1

Net income per share - basic:
Income per share from continuing operations	$0.73	$0.85	$1.18	$1.54
Income (loss) per share from discontinued operations	—	—	—	—
Net income per share – basic	$0.73	$0.85	$1.18	$1.54

Net income per share – diluted:
Income per share from continuing operations	$0.72	$0.85	$1.17	$1.54
Income (loss) per share from discontinued operations	—	—	—	—
Net income per share – diluted	$0.72	$0.85	$1.17	$1.54

Weighted average shares outstanding:

Basic	30,412,900	30,313,200	30,389,000	30,304,100

Diluted	30,546,700	30,447,700	30,517,100	30,435,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$22.3	$26.0	$36.0	$47.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19.8	(8.9)	25.7	5.1

Unrealized (losses) gains on derivative instruments	(3.7)	2.1	(2.6)	12.0
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	(0.6)	3.6	(0.4)	5.6

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	1.1	1.6	2.2	1.1
Other comprehensive income (loss)	16.6	(1.6)	24.9	23.8
Comprehensive income	$38.9	$24.4	$60.9	$70.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$97.8	$107.4
Accounts receivable, net	153.2	115.1
Inventories	141.7	119.4
Income taxes receivable	2.7	—
Assets held for sale	16.3	17.3
Other current assets	8.0	5.1
Total current assets	419.7	364.3

Property, plant and equipment, net	354.1	307.4
Deferred income tax benefits	2.3	3.7
Investment in equity affiliates	63.8	63.8
Goodwill	338.5	229.5
Intangible assets	303.6	177.5
Other assets	29.0	27.5
Total assets	$1,511.0	$1,173.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$4.3	$3.0
Accounts payable	58.8	50.3
Income taxes payable	0.5	5.3
Accrued expenses	71.1	77.2
Total current liabilities	134.7	135.8

Long-term debt	716.8	437.4
Pension and other postretirement benefits	35.0	33.1
Deferred income tax liabilities	32.9	29.8
Other liabilities	46.9	29.3
Total liabilities	966.3	665.4
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,706,861 and 30,544,494 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3.1	3.1
Additional paid-in-capital	61.5	59.2
Retained earnings	594.5	585.3
Accumulated other comprehensive loss, net of tax	(114.4)	(139.3)
Total stockholders’ equity	544.7	508.3
Total liabilities and stockholders’ equity	$1,511.0	$1,173.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income				47.1		47.1
Other comprehensive income, net of tax					23.8	23.8
Dividends declared ($0.80 per share)				(24.4)		(24.4)
Restricted stock issuances, net	94,260	—	—			—
Stock-based employee compensation expense			2.6			2.6
Excess tax benefits of stock-based employee compensation			(0.2)			(0.2)
Stock issued to directors as compensation	3,333	—	0.1			0.1
Purchases and retirement of common stock	(18,538)	—		(0.6)		(0.6)
Balance, June 30, 2016	30,553,204	$3.0	$56.2	$574.7	$(117.6)	$516.3

Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income				36.0		36.0
Other comprehensive income, net of tax					24.9	24.9
Dividends declared ($0.84 per share)				(25.8)		(25.8)
Restricted stock issuances, net	184,213	—	—			—
Stock-based employee compensation expense			2.2			2.2
Stock issued to directors as compensation	2,741	—	0.1			0.1
Purchases and retirement of common stock	(24,587)	—	—	(1.0)		(1.0)
Balance, June 30, 2017	30,706,861	$3.1	$61.5	$594.5	$(114.4)	$544.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating
Net income	$36.0	$47.1
Less: Income from discontinued operations	—	—
Income from continuing operations	36.0	47.1
Non-cash items included in net income:
Depreciation and amortization	31.9	22.1
Restructuring-related impairment	0.6	0.5
Deferred income tax provision	1.7	0.2
Pension and other postretirement benefits	2.0	1.8
Stock-based compensation	2.2	2.7
(Income) loss from equity affiliates	(0.4)	(0.6)
Gain on sale of intangible assets	—	(1.8)
Excess tax expense of stock-based awards	—	0.2
Other items	(1.2)	(1.6)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(13.8)	(4.9)
Inventories	0.5	7.7
Prepaid expenses	(1.9)	(1.3)
Accounts payable	3.1	(6.8)
Accrued expenses	(7.5)	(11.4)
Accrued income taxes	(8.4)	(1.6)
Net changes in operating working capital	(28.0)	(18.3)
Net cash provided by (used in) operating activities of:
- Continuing operations	44.8	52.3
- Discontinued operations	0.1	(0.1)
Net cash provided by operations	44.9	52.2
Investing
Capital spending	(19.3)	(9.7)
Capitalized software costs	(1.6)	(0.9)
Acquisitions, net of cash acquired	(291.7)	—
Other investing	1.8	1.9
Net cash used in investing	(310.8)	(8.7)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Financing
Cash dividends paid to SWM stockholders	(25.8)	(24.4)
Changes in short-term debt	0.9	0.5
Proceeds from issuances of long-term debt	287.8	31.6
Payments on long-term debt	(8.9)	(96.9)
Purchases of common stock	(1.0)	(0.6)
Payments for debt issuance costs	(0.6)	—
Excess tax expense of stock-based awards	—	(0.2)
Net cash provided by (used in) financing	252.4	(90.0)
Effect of exchange rate changes on cash and cash equivalents	3.9	3.8
Decrease in cash and cash equivalents	(9.6)	(42.7)
Cash and cash equivalents at beginning of period	107.4	186.5
Cash and cash equivalents at end of period	$97.8	$143.8

Supplemental Cash Flow Disclosures
Cash paid for interest	$9.2	$7.4
Cash paid for taxes, net	$23.2	$18.0
Change in capital spending in accounts payable and accrued liabilities	$3.5	$1.8
Deferred contingent business acquisition consideration	$8.6	$—
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

The Engineered Papers segment, or EP, primarily serves the tobacco industry with production of various cigarette papers, reconstituted tobacco products, or "recon". Traditional reconstituted tobacco leaf, or "RTL", is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as LIP (low ignition propensity) cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage, and industrial commodity paper grades, which are often produced to maximize machine utilization.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the condensed consolidated statements of income as Income from equity affiliates, net of income taxes. Intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The Company will adopt this ASU effective January 1, 2018, utilizing the modified retrospective transition approach upon adoption. This approach requires an adjustment upon adoption to the financial statements to reflect the cumulative impact of the guidance and results in no change to prior period financial statements. Based on continuing evaluation of the provisions included in the new guidance, along with the related updates discussed below, the Company does not expect that adoption of this guidance will materially impact the amount or timing of revenues recognized in the consolidated financial statements or materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The Company is currently in the process of developing and enhancing the financial statement disclosures under ASU 2014-09 that will be incorporated upon adoption of the guidance as well as updating internal procedures and internal controls, as applicable, in preparation for adoption in 2018.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting". This amendment clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other (expense) income, net, or Interest expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit, or OPEB, liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	June 30, 2017	December 31, 2016
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $17.2 million and $17.6 million at June 30, 2017 and December 31, 2016, respectively	$(34.3)	$(36.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $5.0 million and $3.0 million at June 30, 2017 and December 31, 2016, respectively	(4.9)	(1.9)
Accumulated unrealized foreign currency translation adjustments	(75.2)	(100.9)
Accumulated other comprehensive loss	$(114.4)	$(139.3)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2017			June 30, 2016
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.3	$(0.2)	$1.1	$3.4	$(1.8)	$1.6
Unrealized (loss) gain on derivative instruments	(6.7)	2.4	(4.3)	5.7	—	5.7
Unrealized gain (loss) on foreign currency translation	19.8	—	19.8	(8.9)	—	(8.9)
Total	$14.4	$2.2	$16.6	$0.2	$(1.8)	$(1.6)

	Six Months Ended
	June 30, 2017			June 30, 2016
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$2.6	$(0.4)	$2.2	$2.7	$(1.6)	$1.1
Unrealized (loss) gain on derivative instruments	(5.0)	2.0	(3.0)	13.7	3.9	17.6
Unrealized gain on foreign currency translation	25.7	—	25.7	5.1	—	5.1
Total	$23.3	$1.6	$24.9	$21.5	$2.3	$23.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Business Acquisitions

On January 20, 2017, the Company completed the acquisition of Conwed pursuant to the Equity Interest Purchase Agreement, dated as of December 14, 2016, by and among the Company, Delstar Technologies, Inc., Baldwin Enterprises, Inc., Conwed and Leucadia National Corporation. As a result of the transaction, Conwed and its subsidiaries (including Conwed NV) became wholly-owned indirect subsidiaries of the Company. The acquisition of Conwed expanded and continued the diversification of SWM's global presence in advanced materials and has been incorporated into the Company's AMS segment.

As of June 30, 2017, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. The consideration transferred to acquire Conwed was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. The purchase price for Conwed was funded from the Company’s borrowings under the First Amendment to Second Amended and Restated Credit Agreement, while the purchase price for Conwed NV was funded from cash on hand. See Note 10. Debt, for additional information.

The consideration paid for Conwed and the preliminary fair values of the assets acquired and liabilities assumed as of the January 20, 2017 acquisition date were as follows ($ in millions):

Preliminary Fair Value as of January 20, 2017
Cash and cash equivalents	$3.3
Accounts receivable	15.4
Inventory	20.6
Other current assets	1.1
Property, plant and equipment	31.7
Identifiable intangible assets	134.4
Total assets	206.5

Accounts payable and accrued expenses	8.2
Deferred tax liabilities	0.9

Net identifiable assets acquired	197.4

Goodwill	106.2

Fair value of consideration transferred	$303.6

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $15.4 million, with gross contractual amounts receivable of $15.8 million. Acquired inventories and property, plant and equipment were recorded at their fair values. Acquired intangible assets are primarily customer relationships, developed technology, trade names and non-competition agreements.

The fair value of the inventory acquired from Conwed on January 20, 2017 was $20.6 million, which included a step-up in basis of $2.9 million. Finished goods and work-in-process inventory was valued using the comparative sales method, which is a function of the estimated selling price less the sum of (a) any cost to complete, (b) costs of disposal, (c) holding costs and (d) a reasonable profit for allowance for the acquirer. Raw materials were valued using the replacement cost method of the cost approach.

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

	Preliminary Fair Value as of January 20, 2017	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$108.0	15.0
Developed technology	18.1	17.2
Non-competition agreements	1.2	7.2
Total amortizable intangible assets	127.3
Indefinite-lived intangible assets:
Trade names	7.1	Indefinite
Total	$134.4

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

For the six months ended June 30, 2017, the Company recognized $0.1 million of direct and indirect acquisition-related costs and incurred $0.6 million in acquisition-related financing costs. In 2016, the Company recognized $1.4 million of direct and indirect acquisition-related costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of Net sales and Income from continuing operations of Conwed included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
April 1, 2017 - June 30, 2017	$38.9	$3.3
January 20, 2017 - June 30, 2017	65.5	3.2

The amounts of the unaudited pro forma Net sales and Income from continuing operations of the combined entity had the acquisition date been January 1, 2016 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2016 Supplemental Pro Forma from April 1, 2016 - June 30, 2016	$254.7	$28.1
2016 Supplemental Pro Forma from January 1, 2016 - June 30, 2016	502.9	50.3
2017 Supplemental Pro Forma from January 1, 2017 - June 30, 2017	496.3	32.7

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

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2017	December 31, 2016
Assets of discontinued operations:
Current assets	$1.0	$1.0
Other assets	2.4	2.5

Liabilities of discontinued operations:
Current liabilities	0.2	0.1

The financial results of discontinued operations had no impact on the consolidated financial statements for the three months or six months ended June 30, 2017 or 2016.

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator (basic and diluted):
Net income	$22.3	$26.0	$36.0	$47.1
Less: Dividends paid to participating securities	(0.1)	—	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	(0.1)	(0.2)	(0.1)	(0.2)
Undistributed and distributed earnings available to common stockholders	$22.1	$25.8	$35.7	$46.8

Denominator:
Average number of common shares outstanding	30,412.9	30,313.2	30,389.0	30,304.1
Effect of dilutive stock-based compensation	133.8	134.5	128.1	131.1
Average number of common and potential common shares outstanding	30,546.7	30,447.7	30,517.1	30,435.2

Note 6. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or market. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	June 30, 2017	December 31, 2016
Raw materials	$52.3	$40.9
Work in process	22.7	23.9
Finished goods	56.1	44.9
Supplies and other	10.6	9.7
Total	$141.7	$119.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2017 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2016	$224.8	$4.7	$229.5
Goodwill acquired during the period	106.2	—	106.2
Foreign currency translation adjustments	2.6	0.2	2.8
Goodwill as of June 30, 2017	$333.6	$4.9	$338.5

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$24.1	$—	$1.2	$251.0
Developed technology	34.0	4.8	—	0.3	28.9
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	0.8	—	—	2.1
Patents	1.5	0.2	—	—	1.3
Total	$337.4	$31.6	$20.7	$1.8	$283.3

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.3)	$20.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$168.3	$15.9	$—	$3.1	$149.3
Developed technology	15.9	3.6	—	0.4	11.9
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	—	20.7	0.3	0.8
Non-compete agreements	1.7	0.5	—	—	1.2
Patents	1.5	0.2	—	—	1.3
Engineered Papers
Customer relationships	10.0	10.0	—	—	—
Total	$220.1	$31.1	$20.7	$3.8	$164.5

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$12.9	$—	$—	$(0.1)	$13.0

Amortization expense of intangible assets was $5.5 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively, and $10.5 million and $6.2 million for the six months ended June 30, 2017 and 2016, respectively. Incremental amortization expense of intangible assets for the Conwed acquisition was $2.1 million for the three months ended June 30, 2017 and $3.8 million for the six months ended June 30, 2017. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.2 million in each of the next five years.

In December 2016, the Company made a strategic decision to transition away from certain legacy business trade names associated with its recent acquisitions in the AMS segment in favor of a streamlined SWM branding approach. As a result of adopting this branding strategy, in the fourth quarter of 2016, the Company recognized an impairment expense of $20.7 million, representing a write-down of the DelStar trade name intangible asset to its fair market value. The remaining value of this trade name was amortized over the first six months of 2017, as the DelStar trade name was phased out.

Note 9. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $1.6 million and $0.9 million in the three months ended June 30, 2017 and 2016, respectively, and $2.7 million in both the six months ended June 30, 2017 and 2016.

In the AMS segment, Restructuring and impairment expense was $0.8 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $0.6 million in the six months ended June 30, 2017 and 2016, respectively. Restructuring and impairment expense for the six months ended June 30, 2017 consisted of severance accruals for employees at our U.S. and Belgium manufacturing operations. In the six months ended June 30, 2016, Restructuring and impairment expense consisted of severance accruals for employees at our U.S. manufacturing operations.

In the EP segment, Restructuring and impairment expense was $0.8 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $1.8 million in the six months ended June 30, 2017 and 2016, respectively. Restructuring and impairment expense for the six months ended June 30, 2017 consisted of $0.7 million in severance accruals for employees at our manufacturing facilities in the U.S. and France, as well as an impairment charge of $0.6 million at our Philippines RTL location. During the six months ended June 30, 2016, Restructuring and impairment expense consisted of $1.3 million in severance accruals for employees at our

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing facilities in the U.S., France and Brazil, as well as $0.5 million of impairment expense at our Poland manufacturing facility.

Additionally, the Company incurred no Restructuring and impairment expense during the three months ended June 30, 2017 or 2016, and $0.2 million and $0.3 million in the six months ended June 30, 2017 and 2016, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of June 30, 2017 and December 31, 2016. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2017 and December 31, 2016 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Balance at beginning of year	$4.3	$7.7
Accruals for announced programs	2.1	4.3
Cash payments	(3.0)	(8.4)
Exchange rate impacts	0.2	0.7
Balance at end of period	$3.6	$4.3

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of June 30, 2017, all of the physical assets of this entity are classified as Assets held for sale. Impairment charges of $0.6 million were recognized on these assets during the three months ended June 30, 2017. There were no impairment charges recognized on these assets during the three or six months ended June 30, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	June 30, 2017	December 31, 2016
Term Loan A-1	$60.0	$60.0
Term Loan A-2	245.6	246.9
Revolving Credit Agreement - U.S. dollar borrowings	412.5	131.0
French Employee Profit Sharing	8.8	9.5
Bank Overdrafts	0.9	—
Less: Debt issuance costs	(6.7)	(7.0)
Total Debt	721.1	440.4
Less: Current debt	(4.3)	(3.0)
Long-Term Debt	$716.8	$437.4

Credit Agreement

On December 1, 2016, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement ("First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Under the terms of the First Amendment, and effective upon the closing of the Conwed acquisition on January 20, 2017, the Company's maximum net debt to EBITDA ratio, as defined in the First Amendment, calculated on a trailing four fiscal quarter basis, is required to be not greater than 4.25 at December 31, 2017, reducing to 4.00 after December 31, 2017, 3.75 after March 31, 2018, 3.50 after June 30, 2018 and 3.00 after December 31, 2018.

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

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranges from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of June 30, 2017, the average interest rate was 3.25% on outstanding Revolving Credit Facility borrowings, 3.25% on outstanding Term Loan A-1 borrowings and 3.50% on outstanding Term Loan A-2 borrowings. The weighted average effective interest rate on our debt facilities was approximately 3.05% and 2.31% for the six months ended June 30, 2017 and 2016, respectively.

In addition to the updated net debt to EBITDA ratios noted above, the Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and other covenants and provisions. The Company was in compliance with all of its covenants under the Amended Credit Agreement at June 30, 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the First Amendment, the Company capitalized approximately $0.6 million in deferred debt issuance costs which will be amortized over the term of the related debt instrument. As of June 30, 2017 and December 31, 2016, the Company's total deferred debt issuance costs, net of accumulated amortization, were $6.7 million and $7.0 million, respectively. Amortization expense of $0.9 million was recorded during both the six months ended June 30, 2017 and 2016, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

Fair Value of Debt

At June 30, 2017 and December 31, 2016, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2017 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$3.0	Accrued expenses	$0.5
Foreign exchange contracts	Other assets	1.1	Other liabilities	7.7
Interest rate contracts	Other assets	—	Other liabilities	0.6
Total derivatives designated as hedges		$4.1		$8.8

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Gain (Loss) Reclassified from AOCI
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Foreign exchange contracts	$(3.2)	$2.3	$(1.8)	$12.7	$0.9	$(3.5)	$1.1	$(5.3)
Interest rate contracts	(0.5)	(0.2)	(0.8)	(0.7)	(0.3)	(0.1)	(0.7)	(0.3)
Total	$(3.7)	$2.1	$(2.6)	$12.0	$0.6	$(3.6)	$0.4	$(5.6)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or six months ended June 30, 2017 or 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of (Loss) Gain Recognized in Other Income / Expense
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Foreign exchange contracts	$(0.3)	$(1.4)	$(1.4)	$0.4

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods during which SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $13.7 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro, or the State, for unpaid ICMS and Fundo Estadual de Combate à Pobreza, or FECP, a value-added tax similar to ICMS, taxes on interstate purchases of electricity.  The State issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $4.3 million in the first electricity assessment and $7.4 million in the second electricity assessment, based on the foreign currency exchange rate at June 30, 2017.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the State judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  In March and July 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the first and second electricity assessments. SWM-B is now pursuing these actions. SWM-B's challenge to the third electricity assessment (approximately $4.4 million as of June 30, 2017), was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and is now on appeal to the Conselho de Contribuintes.

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

In December 2016, the Conseil de Prud’hommes d’Orange (a French court dealing with labor matters) rendered a decision by which the Company’s wholly owned subsidiary, Schweitzer Mauduit France (“SWM France”), was ordered to pay approximately €1.3 million to 18 former employees of Malaucène Industries, another wholly owned subsidiary, on the grounds, among other things, that SWM France was a “co-employer” of the plaintiffs, and, as a result, liable for certain obligations of Malaucène Industries with respect to such employees.  Malaucène Industries stopped production in 2009.  The Company believes that SWM France, which is a corporate holding company and indirect corporate parent of Malaucène Industries, is not a “co-employer” of any person and that the other claims are also without merit.  The Company has no liability recorded in the consolidated financial statements for this matter, believing that the chances of SWM France to reverse the decision on appeal are sufficient that no such reserve is warranted.  There can be no assurance, however, that the court of appeals will decide in favor of SWM France on any of the questions pending before the court.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and six months ended June 30, 2017 and 2016 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	0.3	$0.3	$—	$—
Interest cost	1.2	1.3	0.1	0.1	—	—
Expected return on plan assets	(1.6)	(1.7)	(0.1)	—	—	—
Amortizations and other	0.9	1.0	0.3	0.2	—	—
Net periodic benefit cost	$0.5	$0.6	$0.6	$0.6	$—	$—

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$0.5	$0.6	$—	$—
Interest cost	2.4	2.6	0.2	0.2	—	—
Expected return on plan assets	(3.2)	(3.4)	(0.1)	(0.1)	—	—
Amortizations and other	1.8	2.0	0.6	0.5	0.1	0.1
Net periodic benefit cost	$1.0	$1.2	$1.2	$1.2	$0.1	$0.1

During the fiscal year ending December 31, 2017, the Company expects to recognize approximately $3.8 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.2 million for its French pension plans.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All unrecognized tax positions would impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2017 or 2016.

Our effective tax rate from continuing operations was 31.0% and 26.5% for the three months ended June 30, 2017 and 2016, respectively. The increase compared to the prior-year period was due to a higher concentration of U.S. profits, lower tax credits, tax rate increases in certain jurisdictions and certain discrete items. Our effective tax rate from continuing operations was 32.3% and 27.0% for the six months ended June 30, 2017 and 2016, respectively. The increase compared to the prior-year period was due to a higher concentration of U.S. profits, lower tax credits, tax rate increases in certain jurisdictions and certain discrete items.

Note 15. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials & Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films and other non-wovens for use in high-performance applications in the filtration, infrastructure and construction, transportation, medical and industrial end-markets. It consists of the operations of various acquisitions, including Conwed. The EP segment primarily produces various cigarette papers and recon for sale to cigarette manufacturers. The EP segment also includes non-tobacco paper for battery separators, printing and writing, drinking straw wrap and furniture laminates.

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

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Advanced Materials & Structures	$117.8	46.1%	$72.0	33.1%	$217.8	44.6%	$143.0	33.1%
Engineered Papers	137.5	53.9	145.3	66.9	270.8	55.4	288.9	66.9
Total Consolidated	$255.3	100.0%	$217.3	100.0%	$488.6	100.0%	$431.9	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Advanced Materials & Structures	$16.6	42.0%	$8.9	23.7%	$25.5	38.6%	$14.1	20.4%
Engineered Papers	30.8	78.0	35.9	95.7	57.7	87.3	71.4	103.3
Unallocated	(7.9)	(20.0)	(7.3)	(19.4)	(17.1)	(25.9)	(16.4)	(23.7)
Total Consolidated	$39.5	100.0%	$37.5	100.0%	$66.1	100.0%	$69.1	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Event

On July 26, 2017, the Company entered into an agreement with Newberry County, South Carolina ("Newberry") to relocate its EP production facility in Newberry, South Carolina to a new location currently owned by Newberry. As part of the agreement, the Company sold its production facility to the State of South Carolina for $7.0 million and concurrently purchased a building from Newberry for $1.

Under the terms of the agreement, the Company will also be provided with a $6.0 million relocation incentive from Newberry, which will serve as reimbursement to SWM for costs in the build-out to manufacturing standards of the acquired facility and for relocation costs incurred in connection with the transition of operations to the facility. A gain will be recognized in Other income for the excess of cash received over expected costs incurred in the build-out and relocation. This gain is expected to be recognized in the quarter ending September 30, 2017 once estimates of costs to be incurred in the relocation and build-out process and the fair value of net consideration received is determined.

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Net sales	$255.3	100.0%	$217.3	100.0%	$488.6	100.0%	$431.9	100.0%
Gross profit	76.6	30.0	66.9	30.8	139.7	28.6	130.4	30.2
Restructuring & impairment expense	1.6	0.6	0.9	0.4	2.7	0.6	2.7	0.6
Operating profit	39.5	15.5	37.5	17.3	66.1	13.5	69.1	16.0
Interest expense	6.8	2.7	4.1	1.9	12.6	2.6	8.7	2.0
Income from continuing operations	22.3	8.7	26.0	12.0	36.0	7.4	47.1	10.9
Loss from discontinued operations	—	—	—	—	—	—	—	—
Net income	$22.3	8.7%	$26.0	12.0%	$36.0	7.4%	$47.1	10.9%
Diluted earnings per share from continuing operations	$0.72		$0.85		$1.17		$1.54
Diluted earnings per share	$0.72		$0.85		$1.17		$1.54
Cash provided by operations	$31.9		$34.6		$44.9		$52.2
Capital spending	$8.2		$5.2		$19.3		$9.7

Second Quarter Highlights

In the three months ended June 30, 2017, SWM reported net income of $22.3 million on total net sales of $255.3 million. Compared to the prior-year period, net sales increased $38.0 million due primarily to incremental net sales generated from the newly acquired Conwed operations and organic (excluding the impact of acquisitions) growth in AMS, which was partially offset by the impact of lower sales in the EP segment.

Gross profit increased by $9.7 million to $76.6 million in the three months ended June 30, 2017 compared with $66.9 million in the prior-year period. The incremental gross profit generated by the newly acquired Conwed business and organic growth in AMS was partially offset by the impact of lower LIP and other cigarette paper sales in the EP segment.

Cash provided by operations was $31.9 million in the second quarter of 2017 compared to $34.6 million in the prior-year period. The $2.7 million decrease was due primarily to unfavorable net changes in operating working capital and lower net income, partially offset by the non-cash impact of increased depreciation and amortization, mainly resulting from the Conwed acquisition, compared to the prior-year period. Uses of cash during the three months ended June 30, 2017 included $8.2 million of capital spending, $25.8 million in cash dividends paid to SWM shareholders and $8.2 million in payments on long-term debt.

Year-to-Date Highlights

In the six months ended June 30, 2017, SWM reported net income of $36.0 million on total net sales of $488.6 million. Compared to the prior-year period, net sales increased $56.7 million due primarily to incremental net sales generated from the newly acquired Conwed operations and organic growth in AMS, which was partially offset by the impact of lower sales in the EP segment.

Gross profit increased by $9.3 million to $139.7 million in the six months ended June 30, 2017 compared with $130.4 million in the prior-year period. The incremental gross profit generated by the newly acquired Conwed operations and organic growth in AMS was partially offset by lower sales of LIP, other cigarette papers and RTL products in the EP segment.

Cash provided by operations was $44.9 million in the six months ended June 30, 2017 compared to $52.2 million in the prior-year period. The $7.3 million decrease was due primarily to unfavorable net changes in operating working capital and lower net income, partially offset by the non-cash impact of increased depreciation and amortization, mainly resulting from the Conwed acquisition, compared to the prior-year period. Uses of cash during the six months ended June 30, 2017 included $19.3 million of capital spending, $25.8 million in cash dividends paid to SWM shareholders and $291.7 million, net of cash acquired, for the Conwed acquisition, while sources of cash during the first six months of 2017 included $287.8 million in proceeds from issuance of debt to partially finance the Conwed acquisition.

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Net Sales
($ in millions)

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	Percent Change
Advanced Materials & Structures	$117.8	$72.0	$45.8	63.6%
Engineered Papers	137.5	145.3	(7.8)	(5.4)
Total	$255.3	$217.3	$38.0	17.5%

Net sales were $255.3 million in the three months ended June 30, 2017 compared with $217.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$38.9	17.9%
Changes in volume, product mix and selling prices	2.3	1.1
Changes due to royalties	(0.9)	(0.4)
Changes due to net foreign currency impacts	(2.3)	(1.1)
Total	$38.0	17.5%

AMS segment net sales were $117.8 million for the three months ended June 30, 2017 compared to $72.0 million during the prior-year period. The increase of $45.8 million or 63.6% was due primarily to $38.9 million in incremental net sales generated by the operations of the newly acquired Conwed business. Absent the impact of the Conwed acquisition, AMS segment net sales increased $6.9 million primarily due to the higher volume of surface protection products sold to the transportation end-market compared to the prior-year period.

EP segment net sales during the three months ended June 30, 2017 of $137.5 million decreased by $7.8 million, or 5.4%, versus net sales of $145.3 million in the prior-year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of a $3.1 million impact of lower volumes, a $2.1 million negative impact from foreign currency effects, the $1.7 million combined negative impact of average selling prices and mix of products sold, and $0.9 million in lower royalties.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Net Sales	$255.3	$217.3	$38.0	17.5%	100.0%	100.0%
Cost of products sold	178.7	150.4	28.3	18.8	70.0	69.2
Gross Profit	$76.6	$66.9	$9.7	14.5%	30.0%	30.8%

Gross profit increased by $9.7 million during the three months ended June 30, 2017 to $76.6 million versus the prior-year period of $66.9 million. AMS gross profit increased by $15.9 million, primarily due to the incremental gross profit associated with the newly acquired Conwed business, along with organic sales growth and a favorable mix of products sold, partially offset by higher input costs and certain manufacturing inefficiencies. In the EP segment, gross profit decreased by $6.2 million, primarily due to the unfavorable impact of lower sales combined with the lower volume's associated impact on manufacturing efficiencies and overhead absorption compared to the prior-year period.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Selling expense	$8.2	$6.4	$1.8	28.1%	3.2%	2.9%
Research expense	4.6	4.4	0.2	4.5	1.8	2.0
General expense	22.7	17.7	5.0	28.2	8.9	8.2
Nonmanufacturing expenses	$35.5	$28.5	$7.0	24.6%	13.9%	13.1%

Nonmanufacturing expenses in the three months ended June 30, 2017 increased by $7.0 million to $35.5 million from $28.5 million in the prior-year period due primarily to incremental costs from the newly acquired Conwed business.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Advanced Materials & Structures	$0.8	$—	$0.8	N/A	0.7%	—%
Engineered Papers	0.8	0.9	(0.1)	(11.1)	0.6	0.6
Unallocated expenses	—	—	—	N/A
Total	$1.6	$0.9	$0.7	77.8%	0.6%	0.4%

The Company incurred total restructuring and impairment expense of $1.6 million and $0.9 million in the three months ended June 30, 2017 and 2016, respectively. In the 2017 period, the restructuring expense primarily related to $1.0 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S., France and Belgium as well as an asset impairment charge of $0.6 million on held for sale equipment at our Philippines RTL location.

In the 2016 period, the restructuring expense primarily related to $0.9 million in severance accruals for employees at our EP manufacturing operations related to the implementation of previously announced voluntary retirement programs available to certain employees at our French manufacturing facilities.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Advanced Materials & Structures	$16.6	$8.9	$7.7	86.5%	14.1%	12.4%
Engineered Papers	30.8	35.9	(5.1)	(14.2)	22.4	24.7
Unallocated expenses	(7.9)	(7.3)	(0.6)	(8.2)
Total	$39.5	$37.5	$2.0	5.3%	15.5%	17.3%

Operating profit was $39.5 million in the three months ended June 30, 2017 compared with $37.5 million during the prior-year period.

The AMS segment's operating profit in the three months ended June 30, 2017 was $16.6 million compared to $8.9 million in the prior-year period. The increase of $7.7 million, or 86.5%, was primarily due to the net operating profit from the Conwed acquisition and the favorable impact of higher organic net sales and associated gross profits.

The EP segment's operating profit in the three months ended June 30, 2017 was $30.8 million, a decrease of $5.1 million, or 14.2%, from $35.9 million in the prior-year period.  The decrease was primarily due to the $6.1 million unfavorable impact of lower sales and associated gross profits, combined with higher manufacturing inefficiencies and reduced overhead absorption compared to the prior-year period that were partially offset by lower selling, R&D and administrative costs.

Unallocated expenses in the three months ended June 30, 2017 were $7.9 million compared to $7.3 million in the prior-year period. The increase of $0.6 million, or 8.2%, in unallocated expenses during the three months ended June 30, 2017 compared to the prior-year period was primarily attributable to CEO transition expenses.

Non-Operating Expenses

Interest expense was $6.8 million in the three months ended June 30, 2017, an increase from $4.1 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.30% and 2.35% for the three months ended June 30, 2017 and 2016, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Conwed acquisition. Interest expense was also unfavorably affected by a higher average interest rate compared to the prior-year period as a result of entering the interest rate swap agreement and increases in market rates.

Other expense, net, was $0.8 million during the three months ended June 30, 2017. The $1.8 million decrease compared to Other income, net, of $1.0 million during the three months ended June 30, 2016 was due primarily to the negative impact of foreign currency changes.

Income Taxes

A $9.9 million provision for income taxes in the three months ended June 30, 2017 resulted in an effective tax rate of 31.0% compared with 26.5% in the prior-year period.  The increase in the effective tax rate compared to the prior-year period was due to a higher concentration of U.S. profits, lower tax credits, tax rate increases in certain jurisdictions and certain discrete items.

Income from Equity Affiliates

Income from equity affiliates was $0.3 million in the three months ended June 30, 2017 compared with $0.7 million during the prior-year period. The decrease in earnings was driven primarily by lower sales volume at CTS in the second quarter of 2017 compared to the prior-year period.

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

Net Income and Income per Share

Net income in the three months ended June 30, 2017 was $22.3 million, or $0.72 per diluted share, compared with $26.0 million, or $0.85 per diluted share, during the prior-year period.  The decrease in net income was primarily due to the unfavorable impact of lower sales and associated gross profits in our EP segment, higher intangible asset amortization in our AMS segment as a result of the Conwed acquisition, higher interest expense and a higher tax rate. These factors were partially offset by the favorable impact of higher organic sales and associated gross profits in our AMS segment and the incremental operating profits from the Conwed acquisition.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Net Sales
($ in millions)

	Six Months Ended
	June 30, 2017	June 30, 2016	Change	Percent Change
Advanced Materials & Structures	$217.8	$143.0	$74.8	52.3%
Engineered Papers	270.8	288.9	(18.1)	(6.3)
Total	$488.6	$431.9	$56.7	13.1%

Net sales were $488.6 million in the six months ended June 30, 2017 compared with $431.9 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$65.5	15.2%
Changes in volume, product mix and selling prices	(4.1)	(0.9)
Changes due to net foreign currency impacts	(2.3)	(0.6)
Changes due to royalties	(2.4)	(0.6)
Total	$56.7	13.1%

AMS segment net sales were $217.8 million for the six months ended June 30, 2017 compared to $143.0 million during the prior-year period. The increase of $74.8 million or 52.3% was due primarily to $65.5 million in incremental net sales generated by the operations of our newly acquired Conwed operations. Organic AMS segment net sales increased $9.3 million primarily due to the higher volume of surface protection products sold to the transportation end-market compared to the prior-year period.

EP segment net sales during the six months ended June 30, 2017 of $270.8 million decreased by $18.1 million versus net sales of $288.9 million in the prior-year period.  The decrease in net sales was primarily the result of the $14.0 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices, $2.4 million impact of lower royalties received and $1.7 million in unfavorable net foreign currency translation impacts, primarily from the euro, compared to the prior-year period.

Gross Profit
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Net Sales	$488.6	$431.9	$56.7	13.1%	100.0%	100.0%
Cost of products sold	348.9	301.5	47.4	15.7	71.4	69.8
Gross Profit	$139.7	$130.4	$9.3	7.1%	28.6%	30.2%

Gross profit increased by $9.3 million during the six months ended June 30, 2017 to $139.7 million versus the prior-year period of $130.4 million. AMS gross profit increased by $25.5 million, primarily due to the incremental gross profit associated with the operations of our newly acquired Conwed business, along with organic sales growth and a favorable mix of products sold, partially offset by higher input costs. In the EP segment, gross profit decreased by $16.2 million, primarily due to the unfavorable impact of lower sales combined with the lower volume's associated impact on manufacturing efficiencies and overhead absorption compared to the prior-year period.

Nonmanufacturing Expenses
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Selling expense	$16.5	$12.8	$3.7	28.9%	3.4%	3.0%
Research expense	9.0	8.7	0.3	3.4	1.8	2.0
General expense	45.4	37.1	8.3	22.4	9.3	8.6
Nonmanufacturing expenses	$70.9	$58.6	$12.3	21.0%	14.5%	13.6%

Nonmanufacturing expenses in the six months ended June 30, 2017 increased by $12.3 million to $70.9 million from $58.6 million in the prior-year period due primarily to incremental costs from the operations of our newly acquired Conwed business.

Restructuring and Impairment Expense
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Advanced Materials & Structures	$1.2	$0.6	$0.6	100.0%	0.6%	0.4%
Engineered Papers	1.3	1.8	(0.5)	(27.8)	0.5	0.6
Unallocated expenses	0.2	0.3	(0.1)	(33.3)
Total	$2.7	$2.7	$—	—%	0.6%	0.6%

The Company incurred total restructuring and impairment expense of $2.7 million in the six months ended June 30, 2017 and 2016, respectively. In the 2017 period, the restructuring expense primarily related to $1.9 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Belgium, $0.2 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.6 million of an asset impairment charge recognized on held for sale equipment at our Philippines RTL facility.

In the comparable 2016 period, the restructuring expense primarily related to $1.9 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S., France and Brazil, $0.3 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.5 million of impairment charge recognized on equipment at our Poland paper manufacturing facility.

Operating Profit
($ in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2017	June 30, 2016	Change		2017	2016
Advanced Materials & Structures	$25.5	$14.1	$11.4	80.9%	11.7%	9.9%
Engineered Papers	57.7	71.4	(13.7)	(19.2)	21.3	24.7
Unallocated expenses	(17.1)	(16.4)	(0.7)	(4.3)
Total	$66.1	$69.1	$(3.0)	(4.3)%	13.5%	16.0%

Operating profit was $66.1 million in the six months ended June 30, 2017 compared with $69.1 million during the prior-year period.

The AMS segment's operating profit in the six months ended June 30, 2017 was $25.5 million compared to $14.1 million in the prior-year period. The increase of $11.4 million, or 80.9%, was positively impacted by the incremental operating profit associated with the operations of our newly acquired Conwed business and organic net sales growth and associated gross profits.

The EP segment's operating profit in the six months ended June 30, 2017 was $57.7 million, a decrease of $13.7 million, or 19.2%, from $71.4 million in the prior-year period.  The decrease was primarily due to the impact of lower sales combined with the lower sales volume's associated impact on manufacturing efficiencies and reduced overhead absorption compared to the prior-year period.

Unallocated expenses in the six months ended June 30, 2017 were $17.1 million compared to $16.4 million in the prior-year period. The increase of $0.7 million, or 4.3%, in unallocated expenses during the six months ended June 30, 2017 compared to the prior-year period was primarily due to costs associated with the CEO transition announced in March 2017.

Non-Operating Expenses

Interest expense was $12.6 million in the six months ended June 30, 2017, an increase from $8.7 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.05% and 2.31% for the six months ended June 30, 2017 and 2016, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Conwed acquisition. Interest expense was also unfavorably affected by a higher average interest rate compared to the prior-year period as a result of entering the interest rate swap agreement and increases in market rates.

Other expense, net, was $0.9 million during the six months ended June 30, 2017. The $4.2 million decrease compared to $3.3 million in Other income, net, during the six months ended June 30, 2016 was due primarily to $1.8 million of gain recognized related to the sale of water rights at our Spotswood, New Jersey facility in the prior year which did not recur in 2017, along with higher net currency losses in 2017 and transactional taxes incurred in Brazil, in each case compared to the prior-year period.

Income Taxes

A $17.0 million provision for income taxes in the six months ended June 30, 2017 resulted in an effective tax rate of 32.3% compared with 27.0% in the prior-year period.  The increase in the effective tax rate was primarily attributed to a higher concentration of U.S. profits, lower tax credits, tax rate increases in certain jurisdictions and certain discrete items.

Income from Equity Affiliates

Income from equity affiliates was $0.4 million in the six months ended June 30, 2017 compared with $0.6 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volume at CTS in the first half of 2017 compared to the prior-year period.

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

Net Income and Income per Share

Net income in the six months ended June 30, 2017 was $36.0 million, or $1.17 per diluted share, compared with $47.1 million, or $1.54 per diluted share, during the prior-year period.  The decrease in net income was primarily due to the unfavorable impact of lower sales and associated gross profits in our EP segment, higher intangible asset amortization in our AMS segment as a result of the Conwed acquisition, higher interest expense and a higher tax rate. These factors were partially offset by the favorable impact of higher organic sales and associated gross profits in our AMS segment and the incremental operating profits from the Conwed acquisition.

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

As of June 30, 2017, $61.1 million of the Company's $97.8 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the holding company structure, a portion of the foreign earnings will flow directly to the U.S. without U.S. tax consequences. We consider the undistributed earnings of other foreign subsidiaries to be indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without further repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been, or may be, implemented that could permit the eventual repatriation of certain additional funds without material adverse U.S. tax consequences.

Capital spending for 2017 is projected to exceed $40.0 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of June 30, 2017, we had net operating working capital of $191.5 million and cash and cash equivalents of $97.8 million, compared with net operating working capital of $124.1 million and cash and cash equivalents of $107.4 million as of December 31, 2016.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt, business acquisitions and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2017	June 30, 2016
Net Income	$36.0	$47.1
Less: Loss from discontinued operations	—	—
Income from continuing operations	36.0	47.1
Non-cash items included in net income:
Depreciation and amortization	31.9	22.1
Restructuring-related impairment	0.6	0.5
Deferred income tax provision	1.7	0.2
Pension and other postretirement benefits	2.0	1.8
Stock-based compensation	2.2	2.7
(Income) loss from equity affiliates	(0.4)	(0.6)
Gain on sale of intangible assets	—	(1.8)
Excess tax expense of stock-based awards	—	0.2
Other items	(1.2)	(1.6)
Net changes in operating working capital	(28.0)	(18.3)
Net cash provided by (used in) operating activities of:
Continuing operations	44.8	52.3
Discontinued operations	0.1	(0.1)
Net cash provided by operations	$44.9	$52.2

Net cash provided by operations was $44.9 million in the six months ended June 30, 2017 compared with $52.2 million in the prior-year period. Net cash provided by operations decreased primarily due to the $9.7 million unfavorable impact quarter-over-quarter of net change in operating working capital and lower net income, partially offset by increased depreciation and amortization in the current year, primarily associated with the Conwed acquisition.

Net cash provided by operations was $52.2 million in the six months ended June 30, 2016 compared with $55.7 million in the prior-year period. Our net cash provided by operations decreased primarily due the $7.2 million unfavorable impact year-over-year of net change in operating working capital, partially offset by higher net income.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2017	June 30, 2016
Changes in operating working capital
Accounts receivable	$(13.8)	$(4.9)
Inventories	0.5	7.7
Prepaid expenses	(1.9)	(1.3)
Accounts payable	3.1	(6.8)
Accrued expenses	(7.5)	(11.4)
Accrued income taxes	(8.4)	(1.6)
Net changes in operating working capital	$(28.0)	$(18.3)

In the six months ended June 30, 2017, net changes in operating working capital used cash of $28.0 million compared to the prior-year period, in which net changes in operating working capital used cash of $18.3 million. This unfavorable change in working capital compared to the six months ended June 30, 2016 was primarily driven by a larger increase in accounts receivable, a decrease in accrued income taxes due to timing of payments and a smaller cash inflow related to inventories due to organic sales growth and stock builds in preparation for the relocation of certain product lines in AMS. These factors were partially offset by an increase in accounts payable compared to the prior-year period.

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

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2017	June 30, 2016
Capital spending	$(19.3)	$(9.7)
Capitalized software costs	(1.6)	(0.9)
Acquisitions, net of cash acquired	(291.7)	—
Other	1.8	1.9
Cash used for investing	$(310.8)	$(8.7)

Cash used for investing activities during the six months ended June 30, 2017 was $310.8 million compared to $8.7 million in the prior-year period and consisted primarily of cash paid for the acquisition of Conwed and capital spending.

Cash used for investing activities during the six months ended June 30, 2016 was $8.7 million compared to $7.6 million in the prior-year period and consisted primarily of capital spending.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2017	June 30, 2016
Cash dividends paid to SWM stockholders	$(25.8)	$(24.4)
Net proceeds from borrowings	279.8	(64.8)
Purchases of common stock	(1.0)	(0.6)
Payments for debt issuance costs	(0.6)	—
Excess tax benefits of stock-based awards	—	(0.2)
Cash provided by (used in) financing	$252.4	$(90.0)

During the six months ended June 30, 2017, financing activities consisted primarily of $279.8 million in net proceeds from borrowings, primarily for the acquisition of Conwed, $25.8 million in cash paid for dividends declared to SWM stockholders in the first half of 2017, share repurchases of $1.0 million and $0.6 million of payments for debt issuance costs.

During the six months ended June 30, 2016, financing activities consisted primarily of share repurchases of $0.6 million, cash dividends of $24.4 million paid to SWM stockholders, and net payments on borrowings of $64.8 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 2, 2017, we announced a cash dividend of $0.42 per share payable on September 22, 2017 to stockholders of record as of August 25, 2017. The covenants contained in our Amended Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2017, we repurchased 24,587 shares of our common stock at a cost of $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2016, we repurchased 18,538 shares of our common stock for $0.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Six Months Ended
	June 30, 2017	June 30, 2016
Changes in short-term debt	$0.9	$0.5
Proceeds from issuances of long-term debt	287.8	31.6
Payments on long-term debt	(8.9)	(96.9)
Net proceeds from borrowings	$279.8	$(64.8)

Net proceeds of borrowings were $279.8 million during the six months ended June 30, 2017 and were used primarily for the acquisition of Conwed.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Second Amended and Restated Credit Agreement ("Amended Credit Agreement").

On December 1, 2016, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement ("First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Under the terms of the First Amendment, and effective upon the closing of the Conwed acquisition on January 20, 2017, the Company's maximum net debt to EBITDA ratio, as defined in the First Amendment, calculated on a trailing four fiscal quarter basis, is required to be not greater than 4.25 at December 31, 2017, reducing to 4.00 after December 31, 2017, 3.75 after March 31, 2018, 3.50 after June 30, 2018 and 3.00 after December 31, 2018.

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The term loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $237.4 million as of June 30, 2017. We also had availability under our bank overdraft facilities of $27.6 million as of June 30, 2017.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at June 30, 2017. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at June 30, 2017 and December 31, 2016 were 57.0% and 46.4%, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, accounting standards, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil and France;

•	The outcome and cost of LIP-related intellectual property infringement and validity litigation in Europe and the European Patent Office opposition proceedings;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2017 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2017, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-March 31, 2017	24,200	$41.93	—	$—	$—
April 1-30, 2017	—	—	—	—	—
May 1-31, 2017	387	37.89
June 1-30, 2017	—	—	—	—	—
Total Year-to-Date 2017	24,587	$41.87	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

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

August 2, 2017

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

August 2, 2017

GLOSSARY OF TERMS

The following are definitions of certain terms that may be used in this Quarterly Report on Form 10-Q filing:

•	"Banded cigarette paper" is a type of paper, used to produce lower ignition propensity cigarettes, by applying bands to the paper during the papermaking process.

•
"Heat-not-Burn" is an emerging tobacco industry technology in which a processed tobacco material is heated to release a nicotine-containing aerosol (vapor) for consumer intake.  This technology is intended to be a reduced-risk product compared to traditional cigarettes.

•
"Lower ignition propensity" cigarette paper includes banded and print banded cigarette paper, both of which contain bands, which increase the likelihood that an unattended cigarette will self-extinguish.

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

•	"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.

•	"Urethane" is a crystalline compound composed of organic units used in the manufacture of polyurethane and various types of films.

•	"Unallocated expenses" are expenses within supporting overhead departments which were not allocated to a specific segment.