Form 10-Q
period 2017-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2017-11-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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

The Company had 30,721,566 shares of common stock issued and outstanding as of November 1, 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$257.8	$209.3	$746.4	$641.2
Cost of products sold	182.0	146.2	530.9	447.7
Gross profit	75.8	63.1	215.5	193.5

Selling expense	8.1	6.0	24.6	18.8
Research expense	3.9	4.2	12.9	12.9
General expense	23.8	20.8	69.2	57.9
Total nonmanufacturing expenses	35.8	31.0	106.7	89.6

Restructuring and impairment expense	1.5	1.3	4.2	4.0
Operating profit	38.5	30.8	104.6	99.9
Interest expense	7.4	3.9	20.0	12.6
Other income, net	4.1	0.7	3.2	4.0
Income from continuing operations before income taxes and income from equity affiliates	35.2	27.6	87.8	91.3

Provision for income taxes	9.5	10.7	26.5	27.9
Income from equity affiliates, net of income taxes	—	1.8	0.4	2.4
Income from continuing operations	25.7	18.7	61.7	65.8
Income from discontinued operations	0.1	—	0.1	—
Net income	$25.8	$18.7	$61.8	$65.8

Net income per share - basic:
Income per share from continuing operations	$0.84	$0.62	$2.02	$2.16
Income (loss) per share from discontinued operations	—	—	—	—
Net income per share – basic	$0.84	$0.62	$2.02	$2.16

Net income per share – diluted:
Income per share from continuing operations	$0.84	$0.61	$2.01	$2.15
Income (loss) per share from discontinued operations	—	—	—	—
Net income per share – diluted	$0.84	$0.61	$2.01	$2.15

Weighted average shares outstanding:

Basic	30,422,800	30,316,400	30,400,400	30,308,200

Diluted	30,569,500	30,458,800	30,534,700	30,443,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$25.8	$18.7	$61.8	$65.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.4	0.2	37.1	5.3

Unrealized (losses) gains on derivative instruments	(2.8)	(0.3)	(5.4)	11.7
Less: Reclassification adjustment for losses on derivative instruments included in net income	0.9	0.6	0.5	6.2

Net loss from postretirement benefit plans	(0.3)	—	(0.3)	—
Less: Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.2	1.0	2.4	2.1
Other comprehensive income	9.4	1.5	34.3	25.3
Comprehensive income	$35.2	$20.2	$96.1	$91.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$100.6	$107.4
Accounts receivable, net	163.2	115.1
Inventories	143.9	119.4
Income taxes receivable	2.9	—
Assets held for sale	16.0	17.3
Other current assets	6.9	5.1
Total current assets	433.5	364.3

Property, plant and equipment, net	359.8	307.4
Deferred income tax benefits	2.3	3.7
Investment in equity affiliates	65.0	63.8
Goodwill	340.1	229.5
Intangible assets	301.1	177.5
Other assets	30.2	27.5
Total assets	$1,532.0	$1,173.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$3.5	$3.0
Accounts payable	56.9	50.3
Income taxes payable	1.9	5.3
Accrued expenses	79.2	77.2
Total current liabilities	141.5	135.8

Long-term debt	690.5	437.4
Pension and other postretirement benefits	35.5	33.1
Deferred income tax liabilities	40.3	29.8
Other liabilities	55.1	29.3
Total liabilities	962.9	665.4
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,710,443 and 30,544,494 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3.1	3.1
Additional paid-in-capital	63.7	59.2
Retained earnings	607.3	585.3
Accumulated other comprehensive loss, net of tax	(105.0)	(139.3)
Total stockholders’ equity	569.1	508.3
Total liabilities and stockholders’ equity	$1,532.0	$1,173.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income	—	—	—	65.8	—	65.8
Other comprehensive income, net of tax	—	—	—	—	25.3	25.3
Dividends declared ($1.20 per share)	—	—	—	(36.6)	—	(36.6)
Restricted stock issuances, net	94,576	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	3.5	—	—	3.5
Excess tax deficit of stock-based employee compensation	—	—	(0.2)	—	—	(0.2)
Stock issued to directors as compensation	5,031	—	0.2	—	—	0.2
Purchases and retirement of common stock	(19,539)	—		(0.6)	—	(0.6)
Balance, September 30, 2016	30,554,217	$3.1	$57.2	$581.2	$(116.1)	$525.4

Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income	—	—	—	61.8	—	61.8
Other comprehensive income, net of tax	—	—	—	—	34.3	34.3
Dividends declared ($1.26 per share)	—	—	—	(38.7)	—	(38.7)
Restricted stock issuances, net	186,773	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.3	—	—	4.3
Stock issued to directors as compensation	4,352	—	0.2	—	—	0.2
Purchases and retirement of common stock	(25,176)	—	—	(1.1)	—	(1.1)
Balance, September 30, 2017	30,710,443	$3.1	$63.7	$607.3	$(105.0)	$569.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating
Net income	$61.8	$65.8
Less: Income from discontinued operations	0.1	—
Income from continuing operations	61.7	65.8
Non-cash items included in net income:
Depreciation and amortization	46.7	33.3
Restructuring-related impairment	0.8	0.5
Deferred income tax provision	2.4	(3.3)
Pension and other postretirement benefits	2.5	2.7
Stock-based compensation	4.5	3.7
(Income) loss from equity affiliates	(0.4)	(2.4)
Gain on sale of intangible assets	—	(1.8)
Gain on sale of assets	(4.8)	—
Excess tax expense of stock-based awards	—	0.2
Cash dividends received from equity affiliates	1.8	—
Other items	(0.2)	(1.2)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(16.7)	(14.7)
Inventories	1.4	4.9
Prepaid expenses	(0.6)	(1.0)
Accounts payable	1.2	(2.5)
Accrued expenses	(0.2)	(7.2)
Accrued income taxes	(6.9)	6.1
Net changes in operating working capital	(21.8)	(14.4)
Net cash provided by (used in) operating activities of:
- Continuing operations	93.2	83.1
- Discontinued operations	0.1	(0.1)
Net cash provided by operations	93.3	83.0
Investing
Capital spending	(27.5)	(17.5)
Capitalized software costs	(2.6)	(1.7)
Acquisitions, net of cash acquired	(291.7)	—
Proceeds from sale of assets	7.0	—
Other investing	5.6	4.2
Net cash used in investing	(309.2)	(15.0)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Financing
Cash dividends paid to SWM stockholders	(38.7)	(36.6)
Proceeds from issuances of long-term debt	440.4	35.6
Payments on long-term debt	(196.2)	(167.2)
Purchases of common stock	(1.1)	(0.6)
Payments for debt issuance costs	(0.6)	—
Excess tax expense of stock-based awards	—	(0.2)
Net cash provided by (used in) financing	203.8	(169.0)
Effect of exchange rate changes on cash and cash equivalents	5.3	4.0
Decrease in cash and cash equivalents	(6.8)	(97.0)
Cash and cash equivalents at beginning of period	107.4	186.5
Cash and cash equivalents at end of period	$100.6	$89.5

Supplemental Cash Flow Disclosures
Cash paid for interest	$15.2	$10.5
Cash paid for taxes, net	$30.8	$24.4
Change in capital spending in accounts payable and accrued liabilities	$4.4	$1.3
Deferred contingent business acquisition consideration	$8.6	$—
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

The Advanced Materials & Structures segment, or AMS, produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, construction and infrastructure, transportation, industrial and medical end-markets. As discussed more fully in Note 3. Business Acquisitions, in January 2017, the Company completed the acquisition of Conwed Plastics LLC, a Delaware limited liability company, and its Belgian subsidiary ("Conwed NV" and collectively with Conwed Plastic LLC, “Conwed”), which has been integrated into the AMS segment.

The Engineered Papers segment, or EP, primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products, or "recon". Traditional reconstituted tobacco leaf, or "RTL", is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as LIP (low ignition propensity) cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage, and industrial commodity paper grades, which are often produced to maximize machine utilization.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The Company will adopt this ASU effective January 1, 2018, utilizing the modified retrospective transition approach upon adoption. This approach requires an adjustment upon adoption to the financial statements to reflect the cumulative impact of the guidance and results in no change to prior period financial statements. Based on continuing evaluation of the provisions included in the new guidance, along with the related updates discussed below, the Company does not expect that adoption of this guidance will materially impact the amount or timing of revenues recognized in the consolidated financial statements or materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The Company is currently in the process of finalizing the financial statement disclosures required under ASU 2014-09 that will be incorporated upon adoption of the guidance as well as updating internal procedures and internal controls, as applicable, in preparation for adoption in 2018.

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

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company has assessed the impact of the pronouncements on the consolidated financial statements in conjunction with its assessment of ASU 2014-09, as discussed above.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 718): Intra-Entity Transfers of Assets Other Than Inventory." This standard states that an entity should recognize the income tax consequences of an intra-entity

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfer of an asset other than inventory when the transfer occurs, thus eliminating the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendment eliminates the second step of the analysis that required the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company will adopt this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance will result in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The adoption of this guidance will have no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting". This amendment clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". This amendment better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted and should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Other Comprehensive Income

Comprehensive income includes net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other (expense) income, net, or Interest expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit, or OPEB, liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	September 30, 2017	December 31, 2016
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $16.0 million and $17.6 million at September 30, 2017 and December 31, 2016, respectively	$(34.4)	$(36.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $5.2 million and $3.0 million at September 30, 2017 and December 31, 2016, respectively	(6.8)	(1.9)
Accumulated unrealized foreign currency translation adjustments	(63.8)	(100.9)
Accumulated other comprehensive loss	$(105.0)	$(139.3)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.1	$(1.2)	$(0.1)	$1.2	$(0.2)	$1.0
Unrealized (loss) gain on derivative instruments	(2.1)	0.2	(1.9)	2.0	(1.7)	0.3
Unrealized gain (loss) on foreign currency translation	11.4	—	11.4	0.2	—	0.2
Total	$10.4	$(1.0)	$9.4	$3.4	$(1.9)	$1.5

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$3.7	$(1.6)	$2.1	$3.9	$(1.8)	$2.1
Unrealized (loss) gain on derivative instruments	(7.1)	2.2	(4.9)	15.7	2.2	17.9
Unrealized gain on foreign currency translation	37.1	—	37.1	5.3	—	5.3
Total	$33.7	$0.6	$34.3	$24.9	$0.4	$25.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Business Acquisitions

On January 20, 2017, the Company completed the acquisition of Conwed pursuant to the Equity Interest Purchase Agreement, dated as of December 14, 2016, by and among the Company, Delstar Technologies, Inc., Baldwin Enterprises, Inc., Conwed and Leucadia National Corporation. As a result of the transaction, Conwed and its subsidiaries (including Conwed NV) became wholly-owned indirect subsidiaries of the Company. The acquisition of Conwed expanded and continued the diversification of SWM's global presence in advanced materials and has been integrated into the Company's AMS segment.

As of September 30, 2017, the fair values of the assets acquired and liabilities assumed are provisional because final appraisals have not yet been completed. The consideration transferred to acquire Conwed was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. There were no changes to the assumptions underlying the estimated fair value calculation during the three or nine months ended September 30, 2017.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2017, the Company recognized $0.1 million of direct and indirect acquisition-related costs and incurred $0.6 million in acquisition-related financing costs. In 2016, the Company recognized $1.4 million of direct and indirect acquisition-related costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of Net sales and Income from continuing operations of Conwed included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
July 1, 2017 - September 30, 2017	$40.7	$4.7
January 20, 2017 - September 30, 2017	106.2	7.9

The amounts of the unaudited pro forma Net sales and Income from continuing operations of the combined entity had the acquisition date been January 1, 2016 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2016 Supplemental Pro Forma from July 1, 2016 - September 30, 2016	$248.1	$20.7
2016 Supplemental Pro Forma from January 1, 2016 - September 30, 2016	751.0	71.0
2017 Supplemental Pro Forma from January 1, 2017 - September 30, 2017	$754.1	$58.4

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

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2017	December 31, 2016
Assets of discontinued operations:
Current assets	$1.0	$1.0
Other assets	2.4	2.5

Liabilities of discontinued operations:
Current liabilities	0.2	0.1

The net financial results of discontinued operations were a gain of $0.1 million and $0.0 million for each of the three and nine months ended September 30, 2017 and 2016, respectively. These gains are the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator (basic and diluted):
Net income	$25.8	$18.7	$61.8	$65.8
Less: Dividends paid to participating securities	(0.1)	(0.1)	(0.3)	(0.2)
Less: Undistributed earnings available to participating securities	(0.1)	—	(0.2)	(0.2)
Undistributed and distributed earnings available to common stockholders	$25.6	$18.6	$61.3	$65.4

Denominator:
Average number of common shares outstanding	30,422.8	30,316.4	30,400.4	30,308.2
Effect of dilutive stock-based compensation	146.7	142.4	134.3	134.9
Average number of common and potential common shares outstanding	30,569.5	30,458.8	30,534.7	30,443.1

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

	September 30, 2017	December 31, 2016
Raw materials	$53.7	$40.9
Work in process	23.0	23.9
Finished goods	58.1	44.9
Supplies and other	9.1	9.7
Total	$143.9	$119.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2016	$224.8	$4.7	$229.5
Goodwill acquired during the period	106.2	—	106.2
Foreign currency translation adjustments	4.0	0.4	4.4
Goodwill as of September 30, 2017	$335.0	$5.1	$340.1

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$28.5	$—	$(1.2)	$249.0
Developed technology	34.0	5.4	—	—	28.6
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.0	—	—	1.9
Patents	1.5	0.2	—	—	1.3
Total	$337.4	$36.8	$20.7	$(0.9)	$280.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.3)	$20.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$168.3	$15.9	$—	$3.1	$149.3
Developed technology	15.9	3.6	—	0.4	11.9
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	—	20.7	0.3	0.8
Non-compete agreements	1.7	0.5	—	—	1.2
Patents	1.5	0.2	—	—	1.3
Engineered Papers
Customer relationships	10.0	10.0	—	—	—
Total	$220.1	$31.1	$20.7	$3.8	$164.5

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$12.9	$—	$—	$(0.1)	$13.0

Amortization expense of intangible assets was $5.2 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, and $15.7 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively. Incremental amortization expense of intangible assets for the Conwed acquisition was $2.2 million for the three months ended September 30, 2017 and $6.0 million for the nine months ended September 30, 2017. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.4 million in each of the next five years.

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

Note 9. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $1.5 million and $1.3 million in the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $4.0 million in the nine months ended September 30, 2017 and 2016, respectively.

In the AMS segment, Restructuring and impairment expense was $1.2 million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $0.6 million in the nine months ended September 30, 2017 and 2016, respectively. Restructuring and impairment expense for the nine months ended September 30, 2017 consisted of severance accruals for employees at our U.S. and Belgium manufacturing operations. In the nine months ended September 30, 2016, Restructuring and impairment expense consisted of severance accruals for employees at our U.S. manufacturing operations.

In the EP segment, Restructuring and impairment expense was $0.4 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $3.1 million in the nine months ended September 30, 2017 and 2016, respectively. Restructuring and impairment expense for the nine months ended September 30, 2017 consisted of $0.9 million in severance accruals for employees at our manufacturing facilities in the U.S. and France, as well as an impairment charge of $0.8 million at our Philippines RTL location. During the nine months ended September 30, 2016, Restructuring and impairment expense consisted of $2.6 million in severance accruals for

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees at our manufacturing facilities in the U.S., France and Brazil, as well as $0.5 million of impairment expense at our Poland manufacturing facility.

Additionally, the Company reallocated $0.1 million between segments and incurred no restructuring and impairment expense during the three months ended September 30, 2017 and 2016, respectively, and incurred $0.1 million and $0.3 million in the nine months ended September 30, 2017 and 2016, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the consolidated balance sheets as of September 30, 2017 and December 31, 2016. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2017 and December 31, 2016 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Balance at beginning of year	$4.3	$7.7
Accruals for announced programs	3.4	4.3
Cash payments	(4.8)	(8.4)
Exchange rate impacts	0.4	0.7
Balance at end of period	$3.3	$4.3

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of September 30, 2017, all of the physical assets of this entity are classified as Assets held for sale. Impairment charges of $0.2 million and $0.8 million were recognized on these assets during the three and nine months ended September 30, 2017, respectively. There were no impairment charges recognized on these assets during the three or nine months ended September 30, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	September 30, 2017	December 31, 2016
Term Loan A-1	$60.0	$60.0
Term Loan A-2	245.0	246.9
Revolving Credit Agreement - U.S. dollar borrowings	344.5	131.0
Revolving Credit Agreement - euro borrowings	37.8	—
French Employee Profit Sharing	9.0	9.5
Long Term Capital Lease Obligations	3.9	—
Less: Debt issuance costs	(6.2)	(7.0)
Total Debt	694.0	440.4
Less: Current debt	(3.5)	(3.0)
Long-Term Debt	$690.5	$437.4

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

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranges from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of September 30, 2017, the average interest rate was 3.25% on outstanding US Revolving Credit Facility borrowings, 2.00% on outstanding Euro Revolving Credit Facility borrowings, 3.25% on outstanding Term Loan A-1 borrowings and 3.50% on outstanding Term Loan A-2 borrowings. The weighted average effective interest rate on our debt facilities was approximately 3.12% and 2.34% for the nine months ended September 30, 2017 and 2016, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the updated net debt to EBITDA ratios noted above, the Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and other covenants and provisions. The Company was in compliance with all of its covenants under the Amended Credit Agreement at September 30, 2017.

In conjunction with the First Amendment, the Company capitalized approximately $0.6 million in deferred debt issuance costs which will be amortized over the term of the related debt instrument. As of September 30, 2017 and December 31, 2016, the Company's total deferred debt issuance costs, net of accumulated amortization, were $6.2 million and $7.0 million, respectively. Amortization expense of $1.4 million and $1.3 million was recorded during the nine months ended September 30, 2017 and 2016, respectively, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

Fair Value of Debt

At September 30, 2017 and December 31, 2016, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2017 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$3.9	Accrued expenses	$—
Foreign exchange contracts	Other assets	0.8	Other liabilities	11.8
Interest rate contracts	Other assets	—	Other liabilities	0.1
Total derivatives designated as hedges		$4.7		$11.9

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Gain (Loss) Reclassified from AOCI
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Foreign exchange contracts	$(2.8)	$(0.4)	$(4.6)	$12.3	$(0.6)	$(0.4)	$0.5	$(5.7)
Interest rate contracts	—	0.1	(0.8)	(0.6)	(0.3)	(0.2)	(1.0)	(0.5)
Total	$(2.8)	$(0.3)	$(5.4)	$11.7	$(0.9)	$(0.6)	$(0.5)	$(6.2)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three or nine months ended September 30, 2017 or 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain Recognized in Other Income / Expense
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Foreign exchange contracts	$4.6	$0.8	$3.2	$1.2

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically that are immune from the tax to offset ICMS taxes otherwise owed on the sale of products that are not immune. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy mill in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods during which SWM-B owned the Pirahy mill.  Assessment 2 in the amount of approximately $13.2 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro, or the State, for unpaid ICMS and Fundo Estadual de Combate à Pobreza, or FECP, a value-added tax similar to ICMS, taxes on interstate purchases of electricity.  The State issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013, collectively the Electricity Assessments.  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $5.4 million in the first electricity assessment and $9.2 million in the second electricity assessment, based on the foreign currency exchange rate at September 30, 2017.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the State judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement.  In March and July 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the first and second electricity assessments. SWM-B is now pursuing these actions. SWM-B's challenge to the third electricity assessment (approximately $4.6 million as of September 30, 2017), was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and is now on appeal to the Conselho de Contribuintes.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three and nine months ended September 30, 2017 and 2016 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$0.3	$0.2	$—	$—
Interest cost	1.2	1.3	0.1	0.2	—	—
Expected return on plan assets	(1.6)	(1.7)	—	(0.1)	—	—
Amortizations and other	0.6	0.8	0.3	0.3	0.1	0.1
Net periodic benefit cost	$0.2	$0.4	$0.7	$0.6	$0.1	$0.1

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$0.8	$0.8	$—	$—
Interest cost	3.6	3.9	0.3	0.4	—	—
Expected return on plan assets	(4.8)	(5.1)	(0.1)	(0.2)	—	—
Amortizations and other	2.4	2.8	0.9	0.8	0.2	0.2
Net periodic benefit cost	$1.2	$1.6	$1.9	$1.8	$0.2	$0.2

During the fiscal year ending December 31, 2017, the Company expects to recognize approximately $3.4 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.2 million for its French pension plans.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All unrecognized tax positions would impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2017 or 2016.

Our effective tax rate from continuing operations was 27.0% and 38.8% for the three months ended September 30, 2017 and 2016, respectively. The decrease was due to favorable discrete items in the current year, versus unfavorable discrete items in the prior year period. Our effective tax rate from continuing operations was 30.2% and 30.6% for the nine months ended September 30, 2017 and 2016, respectively.

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

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Advanced Materials & Structures	$116.2	45.1%	$72.5	34.6%	$334.0	44.7%	$215.5	33.6%
Engineered Papers	141.6	54.9	136.8	65.4	412.4	55.3	425.7	66.4
Total Consolidated	$257.8	100.0%	$209.3	100.0%	$746.4	100.0%	$641.2	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Advanced Materials & Structures	$15.4	40.0%	$8.7	28.2%	$40.9	39.1%	$22.8	22.8%
Engineered Papers	32.3	83.9	32.0	103.9	90.0	86.0	103.4	103.5
Unallocated	(9.2)	(23.9)	(9.9)	(32.1)	(26.3)	(25.1)	(26.3)	(26.3)
Total Consolidated	$38.5	100.0%	$30.8	100.0%	$104.6	100.0%	$99.9	100.0%

($ in millions)	Segment Assets
	September 30, 2017	December 31, 2016
Advanced Materials & Structures	$918.4	$569.3
Engineered Papers	523.0	505.1
Unallocated	90.6	99.3
Total Consolidated	$1,532.0	$1,173.7

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Net sales	$257.8	100.0%	$209.3	100.0%	$746.4	100.0%	$641.2	100.0%
Gross profit	75.8	29.4	63.1	30.1	215.5	28.9	193.5	30.2
Restructuring & impairment expense	1.5	0.6	1.3	0.6	4.2	0.6	4.0	0.6
Operating profit	38.5	14.9	30.8	14.7	104.6	14.0	99.9	15.6
Interest expense	7.4	2.9	3.9	1.9	20.0	2.7	12.6	2.0
Income from continuing operations	25.7	10.0	18.7	8.9	61.7	8.3	65.8	10.3
Loss from discontinued operations	0.1	—	—	—	0.1	—	—	—
Net income	$25.8	10.0%	$18.7	8.9%	$61.8	8.3%	$65.8	10.3%
Diluted earnings per share from continuing operations	$0.84		$0.61		$2.01		$2.15
Diluted earnings per share	$0.84		$0.61		$2.01		$2.15
Cash provided by operations	$48.4		$30.8		$93.3		$83.0
Capital spending	$8.2		$7.8		$27.5		$17.5

Third Quarter Highlights

For the three months ended September 30, 2017, SWM reported net income of $25.8 million on total net sales of $257.8 million. Compared to the prior-year period, net sales increased $48.5 million due primarily to incremental net sales generated from the newly acquired Conwed operations, organic (excluding the impact of acquisitions) growth in AMS, and higher sales in the EP segment.

Gross profit increased by $12.7 million to $75.8 million for the three months ended September 30, 2017 compared with $63.1 million in the prior-year period. The incremental gross profit generated by the newly acquired Conwed business and organic growth in AMS was partially offset by the impact of lower RTL sales in the EP segment.

Cash provided by operations was $48.4 million for the third quarter of 2017 compared to $30.8 million in the prior-year period. The $17.6 million increase was due primarily to favorable net changes in operating working capital and higher net income. Uses of cash during the three months ended September 30, 2017 included $8.2 million of capital spending, $12.9 million in cash dividends paid to SWM shareholders and $34.7 million in net payments on long-term debt, while sources of cash during the three months ended September 30, 2017 included $7.0 million from the sale of assets.

Year-to-Date Highlights

For the nine months ended September 30, 2017, SWM reported net income of $61.8 million on total net sales of $746.4 million. Compared to the prior-year period, net sales increased $105.2 million due primarily to incremental net sales generated from the newly acquired Conwed operations and organic growth in AMS, which was partially offset by the impact of lower sales in the EP segment.

Gross profit increased by $22.0 million to $215.5 million for the nine months ended September 30, 2017 compared with $193.5 million in the prior-year period. The incremental gross profit generated by the newly acquired Conwed business and organic growth in AMS was partially offset by the impact of lower RTL sales in the EP segment.

Cash provided by operations was $93.3 million for the nine months ended September 30, 2017 compared to $83.0 million in the prior-year period. The $10.3 million increase was due primarily to incremental profits from the Conwed acquisition and a favorable change in the deferred income tax provision, partially offset by the unfavorable net changes in operating working capital and lower net income compared to the prior-year period. Uses of cash during the nine months ended September 30, 2017 included $27.5 million of capital spending, $38.7 million in cash dividends paid to SWM shareholders and $291.7 million, net of cash acquired, for the Conwed acquisition, while sources of cash during the first nine months of 2017 included $244.2 million in net proceeds from issuance of debt to partially finance the Conwed acquisition and $7.0 million from the sale of assets.

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Net Sales
($ in millions)

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	Percent Change
Advanced Materials & Structures	$116.2	$72.5	$43.7	60.3%
Engineered Papers	141.6	136.8	4.8	3.5
Total	$257.8	$209.3	$48.5	23.2%

Net sales were $257.8 million in the three months ended September 30, 2017 compared with $209.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$40.7	19.5%
Changes in volume, product mix and selling prices	4.6	2.2
Changes due to royalties	(1.4)	(0.7)
Changes due to net foreign currency impacts	4.6	2.2
Total	$48.5	23.2%

AMS segment net sales were $116.2 million for the three months ended September 30, 2017 compared to $72.5 million during the prior-year period. The increase of $43.7 million or 60.3% was due primarily to $40.7 million in incremental net sales generated by the operations of the newly acquired Conwed business. Absent the impact of the Conwed acquisition, AMS segment net sales increased $3.0 million primarily due to the higher volume of surface protection products sold to the transportation end-market compared to the prior-year period, partially offset by lower filtration sales.

EP segment net sales during the three months ended September 30, 2017 of $141.6 million increased by $4.8 million, or 3.5%, versus net sales of $136.8 million in the prior-year quarter.  Compared to the prior-year period, the increase in net sales was primarily the result of a $4.7 million positive impact from foreign currency effects and a $1.5 million combined positive impact of average selling prices, sales volume and mix of products sold, offset by a $1.4 million decline in royalties.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Net Sales	$257.8	$209.3	$48.5	23.2%	100.0%	100.0%
Cost of products sold	182.0	146.2	35.8	24.5	70.6	69.9
Gross Profit	$75.8	$63.1	$12.7	20.1%	29.4%	30.1%

Gross profit increased by $12.7 million during the three months ended September 30, 2017 to $75.8 million versus the prior-year period of $63.1 million. AMS gross profit increased by $13.7 million, primarily due to the incremental gross profit associated with the newly acquired Conwed business, along with organic sales growth and a favorable mix of products sold, partially offset by higher input costs and certain manufacturing inefficiencies. In the EP segment, gross profit decreased by $1.0 million, primarily due to lower RTL sales volume and lower royalties compared to the prior-year period, partially offset by a favorable impact from foreign currency effects.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Selling expense	$8.1	$6.0	$2.1	35.0%	3.1%	2.9%
Research expense	3.9	4.2	(0.3)	(7.1)	1.5	2.0
General expense	23.8	20.8	3.0	14.4	9.3	9.9
Nonmanufacturing expenses	$35.8	$31.0	$4.8	15.5%	13.9%	14.8%

Nonmanufacturing expenses in the three months ended September 30, 2017 increased by $4.8 million to $35.8 million from $31.0 million in the prior-year period due primarily to incremental costs from the newly acquired Conwed business.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Advanced Materials & Structures	$1.2	$—	$1.2	N/A	1.0%	—%
Engineered Papers	0.4	1.3	(0.9)	(69.2)	0.3	1.0
Unallocated expenses	(0.1)	—	(0.1)	N/A
Total	$1.5	$1.3	$0.2	15.4%	0.6%	0.6%

The Company incurred total restructuring and impairment expense of $1.5 million and $1.3 million in the three months ended September 30, 2017 and 2016, respectively. In the 2017 period, the restructuring expense primarily related to $1.3 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S. and France, as well as an asset impairment charge of $0.2 million on held for sale equipment at our Philippines RTL location.

In the 2016 period, the restructuring expense primarily related to $1.3 million in severance accruals for employees at our EP manufacturing operations related to the implementation of previously announced voluntary retirement programs available to certain employees at our French manufacturing facilities.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Advanced Materials & Structures	$15.4	$8.7	$6.7	77.0%	13.3%	12.0%
Engineered Papers	32.3	32.0	0.3	0.9	22.8	23.4
Unallocated expenses	(9.2)	(9.9)	0.7	7.1
Total	$38.5	$30.8	$7.7	25.0%	14.9%	14.7%

Operating profit was $38.5 million in the three months ended September 30, 2017 compared with $30.8 million during the prior-year period.

The AMS segment's operating profit in the three months ended September 30, 2017 was $15.4 million compared to $8.7 million in the prior-year period. The increase of $6.7 million, or 77.0%, was primarily due to the net operating profit from the Conwed acquisition and the favorable impact of higher organic net sales and associated gross profits.

The EP segment's operating profit in the three months ended September 30, 2017 was $32.3 million, an increase of $0.3 million, or 0.9%, from $32.0 million in the prior-year period.  The increase was primarily due to the favorable impact of foreign currency effects and lower non-manufacturing expenses, offset by lower royalties compared to the prior-year period.

Unallocated expenses in the three months ended September 30, 2017 were $9.2 million compared to $9.9 million in the prior-year period. The decrease of $0.7 million, or 7.1%, in unallocated expenses during the three months ended September 30, 2017 was primarily attributable to favorable timing of professional fees compared to the prior-year period.

Non-Operating Expenses

Interest expense was $7.4 million in the three months ended September 30, 2017, an increase from $3.9 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.24% and 2.42% for the three months ended September 30, 2017 and 2016, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Conwed acquisition. Interest expense was also unfavorably affected by a higher average interest rate compared to the prior-year period as a result of entering the interest rate swap agreement and increases in market rates.

Other income, net, was $4.1 million during the three months ended September 30, 2017. The $3.4 million increase compared to Other income, net, of $0.7 million during the three months ended September 30, 2016 was due primarily to the sale of assets in 2017. This increase was partially offset by the negative impact of foreign currency changes, primarily from the Euro.

Income Taxes

A $9.5 million provision for income taxes in the three months ended September 30, 2017 resulted in an effective tax rate of 27.0% compared with 38.8% in the prior-year period.  The decrease was due to favorable discrete items in the current year, versus unfavorable discrete items in the prior year period.

Income from Equity Affiliates

Income from equity affiliates was $0.0 million in the three months ended September 30, 2017 compared with $1.8 million during the prior-year period. The decrease in earnings was driven primarily by lower sales volume at CTS in the third quarter of 2017 compared to the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Income from discontinued operations was $0.1 million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively. This increase is the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the three months ended September 30, 2017 was $25.8 million, or $0.84 per diluted share, compared with $18.7 million, or $0.61 per diluted share, during the prior-year period.  The increase in net income was primarily due to the incremental operating profits from the Conwed acquisition, the favorable impact of higher organic sales and associated gross profits in our AMS segment, a lower tax rate, the favorable impact of foreign currency changes in our EP segment and a gain on the sale of assets in 2017. These factors were partially offset by the unfavorable impact of higher intangible asset amortization in our AMS segment as a result of the Conwed acquisition, lower income from equity affiliates and higher interest expense.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net Sales
($ in millions)

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change	Percent Change
Advanced Materials & Structures	$334.0	$215.5	$118.5	55.0%
Engineered Papers	412.4	425.7	(13.3)	(3.1)
Total	$746.4	$641.2	$105.2	16.4%

Net sales were $746.4 million in the nine months ended September 30, 2017 compared with $641.2 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental revenue from acquired companies	$106.2	16.6%
Changes in volume, product mix and selling prices	0.3	—
Changes due to net foreign currency impacts	2.5	0.4
Changes due to royalties	(3.8)	(0.6)
Total	$105.2	16.4%

AMS segment net sales were $334.0 million for the nine months ended September 30, 2017 compared to $215.5 million during the prior-year period. The increase of $118.5 million or 55.0% was due primarily to $106.2 million in incremental net sales generated by the operations of our newly acquired Conwed operations. Organic AMS segment net sales increased $12.8 million primarily due to the higher volume of surface protection products sold to the transportation end-market compared to the prior-year period.

EP segment net sales during the nine months ended September 30, 2017 of $412.4 million decreased by $13.3 million versus net sales of $425.7 million in the prior-year period.  The decrease in net sales was primarily the result of the $12.5 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices and $3.8 million impact of lower royalties received, offset by $3.0 million in favorable net foreign currency translation impacts, primarily from the euro, compared to the prior-year period.

Gross Profit
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Net Sales	$746.4	$641.2	$105.2	16.4%	100.0%	100.0%
Cost of products sold	530.9	447.7	83.2	18.6	71.1	69.8
Gross Profit	$215.5	$193.5	$22.0	11.4%	28.9%	30.2%

Gross profit increased by $22.0 million during the nine months ended September 30, 2017 to $215.5 million versus the prior-year period of $193.5 million. AMS gross profit increased by $39.2 million, primarily due to the incremental gross profit associated with the operations of our newly acquired Conwed business, along with organic sales growth and a favorable mix of products sold, partially offset by certain manufacturing inefficiencies and higher input costs. In the EP segment, gross profit decreased by $17.2 million, primarily due to the unfavorable impact of lower sales combined with the lower sales volume's associated impact on manufacturing efficiencies and overhead absorption compared to the prior-year period.

Nonmanufacturing Expenses
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Selling expense	$24.6	$18.8	$5.8	30.9%	3.3%	2.9%
Research expense	12.9	12.9	—	—	1.7	2.0
General expense	69.2	57.9	11.3	19.5	9.3	9.0
Nonmanufacturing expenses	$106.7	$89.6	$17.1	19.1%	14.3%	13.9%

Nonmanufacturing expenses in the nine months ended September 30, 2017 increased by $17.1 million to $106.7 million from $89.6 million in the prior-year period due primarily to incremental costs from the operations of our newly acquired Conwed business.

Restructuring and Impairment Expense
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Advanced Materials & Structures	$2.4	$0.6	$1.8	300.0%	0.7%	0.3%
Engineered Papers	1.7	3.1	(1.4)	(45.2)	0.4	0.7
Unallocated expenses	0.1	0.3	(0.2)	(66.7)
Total	$4.2	$4.0	$0.2	5.0%	0.6%	0.6%

The Company incurred total restructuring and impairment expense of $4.2 million in the nine months ended September 30, 2017 compared with $4.0 million in the nine months ended September 30, 2016. In the 2017 period, the restructuring expense primarily related to $3.4 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Belgium and $0.8 million of an asset impairment charge recognized on held for sale equipment at our Philippines RTL facility.

In the comparable 2016 period, the restructuring expense primarily related to $3.2 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Brazil, $0.3 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.5 million of impairment charge recognized on equipment at our Poland paper manufacturing facility.

Operating Profit
($ in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2017	September 30, 2016	Change		2017	2016
Advanced Materials & Structures	$40.9	$22.8	$18.1	79.4%	12.2%	10.6%
Engineered Papers	90.0	103.4	(13.4)	(13.0)	21.8	24.3
Unallocated expenses	(26.3)	(26.3)	—	—
Total	$104.6	$99.9	$4.7	4.7%	14.0%	15.6%

Operating profit was $104.6 million in the nine months ended September 30, 2017 compared with $99.9 million during the prior-year period.

The AMS segment's operating profit in the nine months ended September 30, 2017 was $40.9 million compared to $22.8 million in the prior-year period. The increase of $18.1 million, or 79.4%, was positively impacted by the incremental operating profit associated with the operations of our newly acquired Conwed business and organic net sales growth and associated gross profits.

The EP segment's operating profit in the nine months ended September 30, 2017 was $90.0 million, a decrease of $13.4 million, or 13.0%, from $103.4 million in the prior-year period.  The decrease was primarily due to the impact of lower sales combined with the lower sales volume's associated impact on manufacturing efficiencies and reduced overhead absorption compared to the prior-year period.

Unallocated expenses in the nine months ended September 30, 2017 was flat at $26.3 million compared to $26.3 million in the prior-year period.

Non-Operating Expenses

Interest expense was $20.0 million in the nine months ended September 30, 2017, an increase from $12.6 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.12% and 2.34% for the nine months ended September 30, 2017 and 2016, respectively. The increase in interest expense is due to higher debt balances outstanding compared to the prior-year period in conjunction with the Conwed acquisition. Interest expense was also unfavorably affected by a higher average interest rate compared to the prior-year period as a result of entering the interest rate swap agreement and increases in market rates.

Other income, net, was $3.2 million during the nine months ended September 30, 2017. The $0.8 million decrease compared to $4.0 million in Other income, net, during the nine months ended September 30, 2016 was due primarily to a $1.8 million of gain recognized related to the sale of water rights at our Spotswood, New Jersey facility in the prior year which did not recur in 2017, along with higher net currency losses in 2017 and transactional taxes incurred in Brazil, in each case compared to the prior-year period. These items were partially offset by a $4.8 million gain on the sale of assets in 2017.

Income Taxes

A $26.5 million provision for income taxes in the nine months ended September 30, 2017 resulted in an effective tax rate of 30.2% compared with 30.6% in the prior-year period.

Income from Equity Affiliates

Income from equity affiliates was $0.4 million in the nine months ended September 30, 2017 compared with $2.4 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volume at CTS in 2017 compared to the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Income from discontinued operations was $0.1 million and $0.0 million for the nine months ended September 30, 2017 and 2016, respectively. The 2017 increase is the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the nine months ended September 30, 2017 was $61.8 million, or $2.01 per diluted share, compared with $65.8 million, or $2.15 per diluted share, during the prior-year period.  The decrease in net income was primarily due to the unfavorable impact of lower sales and associated gross profits in our EP segment, higher intangible asset amortization in our AMS segment as a result of the Conwed acquisition and higher interest expense. These factors were partially offset by the incremental operating profits from the Conwed acquisition, the favorable impact of higher organic sales and associated gross profits in our AMS segment and a gain on the sale of assets in 2017.

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

As of September 30, 2017, $70.5 million of the Company's $100.6 million of cash and cash equivalents was held by foreign subsidiaries. Movement of cash balances may have significant tax consequences. We established a holding company in Luxembourg in 2014. As a result of the holding company structure, a portion of the foreign earnings will flow directly to the U.S. without U.S. tax consequences. We consider the undistributed earnings of other foreign subsidiaries to be indefinitely reinvested. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without further repatriation of the cash held by these other foreign subsidiaries. Certain global business realignments and other activities have been, or may be, implemented that could permit the eventual repatriation of certain additional funds without material adverse U.S. tax consequences.

Capital spending and capitalized software costs for 2017 are projected to exceed $40.0 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of September 30, 2017, we had net operating working capital of $194.9 million and cash and cash equivalents of $100.6 million, compared with net operating working capital of $124.1 million and cash and cash equivalents of $107.4 million as of December 31, 2016.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt, business acquisitions and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2017	September 30, 2016
Net Income	$61.8	$65.8
Less: Loss from discontinued operations	0.1	—
Income from continuing operations	61.7	65.8
Non-cash items included in net income:
Depreciation and amortization	46.7	33.3
Restructuring-related impairment	0.8	0.5
Deferred income tax provision	2.4	(3.3)
Pension and other postretirement benefits	2.5	2.7
Stock-based compensation	4.5	3.7
(Income) loss from equity affiliates	(0.4)	(2.4)
Gain on sale of intangible assets	—	(1.8)
Gain on sale of assets	(4.8)	—
Excess tax expense of stock-based awards	—	0.2
Cash dividends received from equity affiliates	1.8	—
Other items	(0.2)	(1.2)
Net changes in operating working capital	(21.8)	(14.4)
Net cash provided by (used in) operating activities of:
Continuing operations	93.2	83.1
Discontinued operations	0.1	(0.1)
Net cash provided by operations	$93.3	$83.0

Net cash provided by operations was $93.3 million in the nine months ended September 30, 2017 compared with $83.0 million in the prior-year period. Net cash provided by operations increased primarily due to a $19.2 million year-over-year increase in non-cash add backs to net income and a $1.8 million increase in cash dividends from equity affiliates, partially offset by lower income of $4.1 million and a $7.4 million unfavorable year-over-year impact of a net change in operating working capital.

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

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2017	September 30, 2016
Changes in operating working capital
Accounts receivable	$(16.7)	$(14.7)
Inventories	1.4	4.9
Prepaid expenses	(0.6)	(1.0)
Accounts payable	1.2	(2.5)
Accrued expenses	(0.2)	(7.2)
Accrued income taxes	(6.9)	6.1
Net changes in operating working capital	$(21.8)	$(14.4)

In the nine months ended September 30, 2017, net changes in operating working capital used cash of $21.8 million compared to the prior-year period, in which net changes in operating working capital used cash of $14.4 million. This unfavorable change in working capital compared to the nine months ended September 30, 2016 was primarily driven by increased receivables associated with higher sales, inventory builds related to facility relocations, and higher cash tax payments.

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

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2017	September 30, 2016
Capital spending	$(27.5)	$(17.5)
Capitalized software costs	(2.6)	(1.7)
Acquisitions, net of cash acquired	(291.7)	—
Proceeds from sale of assets	7.0	—
Other	5.6	4.2
Cash used for investing	$(309.2)	$(15.0)

Cash used for investing activities during the nine months ended September 30, 2017 was $309.2 million compared to $15.0 million in the prior-year period and consisted primarily of cash paid for the acquisition of Conwed and capital spending, partially offset by $7.0 million received from the sale of assets.

Cash used for investing activities during the nine months ended September 30, 2016 was $15.0 million compared to $12.2 million in the prior-year period and consisted primarily of capital spending.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash dividends paid to SWM stockholders	$(38.7)	$(36.6)
Net proceeds (payments) on long-term debt	244.2	(131.6)
Purchases of common stock	(1.1)	(0.6)
Payments for debt issuance costs	(0.6)	—
Excess tax expense of stock-based awards	—	(0.2)
Cash provided by (used in) financing	$203.8	$(169.0)

During the nine months ended September 30, 2017, financing activities consisted primarily of $244.2 million in net proceeds from long-term debt, primarily for the acquisition of Conwed, $38.7 million in cash paid for dividends declared to SWM stockholders in the first nine months of 2017, share repurchases of $1.1 million and $0.6 million of payments for debt issuance costs.

During the nine months ended September 30, 2016, financing activities consisted primarily of share repurchases of $0.6 million, cash dividends of $36.6 million paid to SWM stockholders, and net payments on long-term debt of $131.6 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 1, 2017, we announced a cash dividend of $0.43 per share payable on December 22, 2017 to stockholders of record as of December 1, 2017. The covenants contained in our Amended Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 10. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2017, we repurchased 25,176 shares of our common stock at a cost of $1.1 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2016, we repurchased 19,539 shares of our common stock for $0.6 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Nine Months Ended
	September 30, 2017	September 30, 2016
Proceeds from issuances of long-term debt	$440.4	$35.6
Payments on long-term debt	(196.2)	(167.2)
Net proceeds from borrowings	$244.2	$(131.6)

Net proceeds from borrowings were $244.2 million during the nine months ended September 30, 2017 and were used primarily for the acquisition of Conwed.  With the current level of borrowing and forecasted results, we expect to remain in compliance with the financial covenants contained in our Second Amended and Restated Credit Agreement ("Amended Credit Agreement").

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

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The term loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $267.6 million as of September 30, 2017. We also had availability under our bank overdraft facilities of $19.8 million as of September 30, 2017.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at September 30, 2017. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the Amended Credit Agreement, at September 30, 2017 and December 31, 2016 were 54.9% and 46.4%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

•
Changes in the source and intensity of competition in our commercial segments. We operate in highly competitive markets in which alternative supplies and technologies may attract our customers away from our products. In additional, our customers may, in some cases, produce for themselves the components that the Company sells to them for incorporation into their products, thus reducing or eliminating their purchases from us;

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

For additional factors and further discussion of these factors, please see SWM's Annual Report on Form 10-K for the period ended December 31, 2016 and other reports we file from time to time with the SEC. The financial results reported in this release are unaudited.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2017 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2017, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-March 31, 2017	24,200	$41.93	—	$—	$—
April 1-June 30, 2017	387	37.89
July 1-31, 2017	589	37.88	—	—	—
August 1-31, 2017	—	—
September 1-30, 2017	—	—	—	—	—
Total Year-to-Date 2017	25,176	$41.77	—	$—	$—

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

November 1, 2017

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

November 1, 2017

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