Form 10-K
period 2017-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2018-03-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.1 billion, based on the last sale price for the Common Stock of $37.23 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 30,771,272 shares of Common Stock issued and outstanding as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders scheduled to be held on April 26, 2018 (the "2018 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

Background

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as "we", "us", "our", the "Company", "SWM INTL" or "SWM" unless the context indicates otherwise) is a multinational producer of specialty materials, including papers, nets and films headquartered in the United States of America (the "U.S."). Since October 2015, the Company has operated under two reportable segments: Advanced Materials & Structures ("AMS"), which manufactures resin-based products used in specialty applications in the filtration, infrastructure and construction, transportation, industrial, and medical end-markets, and Engineered Papers ("EP"), which produces cigarette papers and reconstituted tobacco products for cigarette and cigar manufacturers, as well as various other non-tobacco paper products.

The Company was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). On November 30, 1995, Kimberly-Clark transferred its tobacco-related paper and other specialty paper products businesses conducted in the U.S., France and Canada to the Company and distributed all of the outstanding shares of common stock of the Company to its stockholders (the "spin-off"). As a result, the Company became an independent public company. We conduct business in over 90 countries and operate 23 production locations worldwide, with facilities in the U.S., United Kingdom, Canada, France, Luxembourg, Russia, Brazil, China, Belgium and Poland.
Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number is (800) 514-0186. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SWM".

Strategic Transformation - Overview

Through 2013, the Company operated as a tobacco-centric paper operation. In late 2012, SWM's management and Board of Directors elected to pursue a strategic transformation by increasing profit streams outside the tobacco industry through business acquisitions, while carefully managing the profitable but mature tobacco operations. Over time, this strategy was intended to counterbalance the expected long-term pressures of the tobacco industry and transform SWM into a more diversified and growth-oriented enterprise while maintaining its company-wide focus on several underlying themes: technical expertise in high-performance specialty materials, collaborative customer relationships, and operational excellence. The Company selectively targeted acquisition candidates that served diversified and growing end-markets, generated profitability associated with premium differentiated products, and had leading and defensible competitive positions in their core product categories. In addition, management believed many acquisition targets would have unique synergy opportunities when combined with the assets and capabilities of SWM, such as a global infrastructure and a robust operational excellence program, and ultimately, synergies with other similar companies acquired by SWM.

Pursuant to this strategy, management has used free cash flow and liquidity available through our credit facility to support growth investments. From 2013 to 2017 the Company invested a total of approximately $850 million acquiring three primary businesses, DelStar, Argotec, and Conwed, and making two “bolt-on” acquisitions. These businesses together now comprise the Advanced Materials & Structures segment, which generated over $430 million in net sales in 2017. The combination of AMS with non-tobacco sales in our paper business, resulted in total non-tobacco sales representing 51% of the Company’s total revenue in 2017, up from approximately 6% prior to these strategic actions. During this 5-year period, the EP segment has remained the source of the majority of the Company's cash flow, enabling the growth investments in the AMS segment and supporting steadily growing dividends to shareholders; the Company has paid more than $232 million in dividends since 2013.

Strategic Transformation - Creating the AMS Growth Platform

In December 2013, the Company acquired DelStar, Inc. ("DelStar"), a manufacturer of specialty resin-based nets, films and non-wovens, focused on the filtration, medical, and industrial end-markets. DelStar established SWM's presence in new industries and added a portfolio of high-value technologies. Management also believed DelStar could benefit from SWM's global footprint, Operational Excellence program, and ability to fund growth investments.

In October 2015, the Company acquired Argotec Intermediate Holdings LLC ("Argotec"), a manufacturer of specialty urethane films for applications primarily in the transportation end-market. A key growth driver was increasing demand for surface protection films used for automotive paint protection and glass lamination. This business also serves customers in the medical and industrial end-markets. From a technology standpoint, Argotec added to SWM's growing resin extrusion capabilities and added scale to the AMS growth platform.

In January 2017, SWM acquired Conwed Plastics LLC (“Conwed”), a producer of specialty resin-based netting. Conwed’s similarities to the Company’s existing netting production assets presented a compelling opportunity to drive synergies through footprint rationalization, procurement, and organizational realignment. Although operationally similar to AMS’ existing assets, Conwed added further end-market diversification, with approximately 75% of Conwed’s sales serving the infrastructure and construction end-markets. The remaining 25% of sales were split between filtration and industrial end-markets, which also complemented the existing AMS business.

The acquisitions described above comprise the AMS segment. The Company believes that these businesses offer long-term growth opportunities across a broad set of end-markets, advancing SWM's goal of diversifying its revenue stream, while maintaining consistency with many attributes of the EP segment. These core attributes include a focus on specialty materials for demanding applications, profitability associated with unique technologies, collaborative customer relationships, leading competitive positions, and operational excellence.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our web site via a webcast. The tentative dates for our quarterly earnings conference calls related to 2018 financial results are May 3, 2018, August 2, 2018, November 8, 2018 and February 14, 2019. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our web site at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: Advanced Materials & Structures and Engineered Papers. The Advanced Materials & Structures segment manufactures resin-based products used in specialty applications in the filtration, infrastructure and construction, transportation, industrial, and medical end-markets. This segment is comprised of the five businesses we acquired from 2013 to 2017: DelStar, the Pronamic and SNN acquisitions, Argotec and Conwed, which the Company has integrated into a more holistically aligned operating segment. Our Engineered Papers segment produces both tobacco-related papers and non-tobacco-related papers. Our tobacco-related papers, which comprise a large majority of EP's sales, include various papers used in cigarette production and reconstituted tobacco ("Recon"), a reprocessed tobacco material.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 20. Segment Information, of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A, Risk Factors, Market Risk. In conjunction with the change in reportable segments, corresponding information for all prior periods presented has been restated to correspond to the presentation in the current year.

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in Part II, Item 7 herein and in Notes 12, 13, 16 and 20 ("Restructuring and Impairment Activities," "Debt," "Income Taxes" and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.

Advanced Materials & Structures

Products. We manufacture and sell a variety of highly engineered resin-based nets, films, and other non-wovens. These specialty materials are often used in growing applications serving the filtration, infrastructure and construction, transportation, industrial, and medical end-markets. Most of our production technologies are extrusion-based, meaning resin pellets are heated, softened, and forced through a metal die to form continuous sheets or strands. We have significant technological expertise in proprietary die construction, which our competitors often outsource, and we consider this an advantage in protecting our technology and competitive position. However, unlike the EP segment which relies primarily on patent protection for key innovation protection, AMS relies more heavily on trade secrets and manufacturing "know-how."

Our thermoplastic nets are used in a variety of applications, the most prominent of which is their use as spacer netting in reverse osmosis water filtration (“RO filtration") devices. We have established a strong presence in this application by customizing products to meet demanding customer specifications, such as thickness/weight, flow characteristics, and heat and pressure resistance. Our nets are also used in a variety of other filtration applications such as fuel and hydraulic fluid filters, pharmaceutical filters, and food and beverage filters. Another key netting application is erosion and sediment control products for the infrastructure and construction end-markets. Our nets are the outside layers in erosion control blankets, which are used to prevent erosion on sloped terrain. We also produce high-performance sediment control “socks” which are used to set perimeters around various development sites to contain sediment and prevent contamination of water sources. Our nets can also be found in a variety of industrial applications such as carpet cushion support and retail food packaging.

We manufacture our thermoplastic polyurethane films ("TPU") to have combinations of the following attributes; UV, scratch and water resistance and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding transportation-related surface protection applications, primarily automotive paint protection and security reinforced glass. These products are also used in certain niche applications such as graphics and laminated textiles in the industrial end-market, and also in the medical end-market. Other films, including apertured film products, are used in wound care applications, such as finger bandages and wound dressings for the medical end-market and also used in specialty liquid filters for ultra-pure semiconductor manufacturing processes.

Our non-wovens are typically air-laid resin-based materials often used in liquid filtration and residential and commercial air filtration. In addition to rolled goods, SWM also manufactures rigid core tubing, an extruded resin product that also is primarily used in reverse osmosis water filtration devices, and flexible tubing used in various medical and industrial applications.

With the growth of our AMS division, our technical expertise around resin-based materials is increasing. We believe we have industry-leading innovation capabilities and an expanding product portfolio which we expect to support growth through collaborative product development opportunities with our customers.

Markets and Customers. The AMS segment supplies customers serving the filtration, infrastructure and construction, transportation, medical, and industrial end-markets. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales. Generally, the applications and customers the AMS segment serves are in growing end-markets.

Within the filtration end-market, reverse osmosis water filtration has exhibited historical long-term growth due to increasing global demand for drinkable water and we expect global infrastructure investments in this area to continue long-term. Our other filtration products are often used in the food and beverage industries and heavy equipment and machinery used in the oil and gas industries, filtering fuel and other hydraulic liquids, as well as serving other functions in the exploration, processing, and transport of oil, gas, and metals. We refer to non-RO liquid filtration products generally as process filtration. While sales of process filtration products, particularly those used in the oil, gas, and mining sectors, can be subject to cyclicality and commodity price volatility, we expect strong long-term demand across the product line.

Our sales to the infrastructure and construction end-market are largely comprised of erosion/sediment control products. Our netting is used in the production of erosion control blankets, which are used in highway development projects to cover roadside slopes during and after construction until vegetation has stabilized the ground. This is a primarily U.S. business, with expected growth supported by continued highway infrastructure investments. We also offer customers a unique high-performance sediment control solution, a filled “sock”, used to seal perimeters of development sites which could contain harmful contaminants. This product has gained adoption in the oil and gas exploration and production industry, and also has potential to displace legacy competitive products such as silt fence, which is often used to surround various construction sites to control sediment. In the construction segment, our netting products are used a support material for carpet cushion, construction materials protection, and support backing for sod production.

The majority of our TPU films are used in transportation-related surface protection applications, specifically automotive paint protection. This product is typically sold and installed in the after-market through dealerships or auto body shops. Recently, we have benefited from global adoption of paint protection films, particularly in Asia. Other surface protection applications, such as ballistic-resistant and security glass used primarily on vehicles can be impacted by government and military contracts. These films are also used in commercial architectural glass. Our industrial applications are spread across a variety of other industries, such as apparel, food manufacturing, graphics and energy, while our medical film products largely serve the wound care management area of the medical end-market.

Sales and Distribution. AMS products are primarily sold by the marketing, sales and customer service organizations of our AMS operations directly to manufacturers, however, in some geographic regions, we use sales agents to assist us in the sales process. As part of our enterprise transformation and integration efforts related to our recently acquired companies, we re-branded the acquired companies and transitioned our AMS sales operations toward a more unified organization. All acquired companies have been re-branded as SWM and the AMS sales organization will operate and go to market under the SWM trade name, with sales resources deployed by end-market and focused on selling products from across the totality of AMS offerings.

We typically deliver our products to customers by truck, rail and ocean-going vessels. As is typical in the industries in which we operate, ownership of the product generally transfers to our customer upon shipment from our manufacturing facilities, except for certain export sales where ownership typically transfers at the foreign port or customer facility. In certain instances, we produce and hold or consign products for a limited number of customers for which title does not transfer until shipment from our manufacturing facility or the products are used by the customer. In these instances, we defer recognition of revenue related to these products until the products are shipped, or the product is used, and ownership of the product transfers to the customer.

Competition. Our AMS products are typically leaders in their respective categories and compete against niche products made by competitors such as Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, Tenax Corporation, Intermas Group, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service across the end-markets we serve. Of the end-markets we serve, industrial is generally the most price competitive due to a higher portion of commodity-type products that we often sell in order to maximize our machine utilization. As part of our overall strategic focus on high-value specialty products, we have elected to discontinue and/or reduce our efforts to sell some of our lower-margin products allowing us to streamline our capacity and focus on our high value product lines.

Raw Materials and Energy. The primary raw material used in our AMS products is plastic resin, and we rely on a variety of commodity grade and specialty resins, including Polypropylene, Polyurethane, Polyethylene, Polyamide (nylon) and a selection of specialized high temperature engineering grade resins. Our thermoplastic nets and apertured films are produced using a blend of specialty resins and commodity grade resins like polypropylene. Resin prices can fluctuate significantly and can impact profitability. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. Our TPU films are produced using specialty resins which are significantly more expensive than commodity grade resins. To partially mitigate the effects of price fluctuations, we have contractual pricing adjustment mechanisms with certain customers.

We have multiple sources for most of our resin needs. However, some of our specialty resins are supplied by fewer manufacturers. We believe that our purchased raw materials are generally available from several sources and that the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. Our total resin purchases in 2017 and 2016 totaled $129 million and $95 million, respectively. The increase in 2017 resin purchases is due to Conwed, which is included in our 2017 results.

The majority of our energy requirements relate to electricity in the U.S. We consider this to be a relatively stable energy source.

Backlog and Seasonality. In the AMS segment, customer orders are generally manufactured and shipped within 30 days or, in certain instances, within three months. Sales of our products within AMS are generally not subject to large seasonal fluctuations: however, we would expect the second and third quarters to be relatively stronger than the first and fourth quarters. As of December 31, 2017 and 2016, the AMS segment order backlog was approximately $71 million and $39 million, respectively. The increase in 2017 backlog is primarily due to Conwed, which is included in our 2017 results.

Engineered Papers

Products. Our EP segment produces both tobacco-related and non-tobacco-related papers. Our tobacco-related papers include various papers used in cigarette production and reconstituted tobacco ("Recon"), a reprocessed tobacco material, and comprise a large majority of EP's sales.

One of our key cigarette paper products is low ignition propensity ("LIP") cigarette paper. LIP cigarettes are designed to self-extinguish when not actively being smoked, thus offering a fire-safety feature. The U.S., the European Union ("E.U."), and several other smaller jurisdictions have mandated the use of LIP papers. Our solutions pioneered this cigarette paper category, and we remain a leader in this cigarette paper sub-segment through either direct sales or through licensing agreements. The Company maintains an extensive and active intellectual property portfolio.

Recon is another key component of EP's total sales and profits. The most significant of our Recon products is reconstituted tobacco leaf, “RTL” or “traditional RTL”), which cigarette manufacturers often blend with virgin tobacco to achieve certain attributes in cigarettes, such as taste or reduced delivery of tar, nicotine, or other tobacco-related smoking constituents. Historically, the production of RTL has often been a cost-effective use for tobacco leaf scraps, though virgin leaf price and inventory supply conditions can shift the relative attractiveness of our products. We also produce a similar line of Recon products referred to as wrappers and binders for use in machine-made cigars. Recently, a new generation of tobacco industry products generally referred to as Heat not Burn (“HnB”) have been introduced into the marketplace with a goal of reducing harmful components in smoking. We generated commercial sales to one customer in 2017, and this product offers potential growth if global consumer adoption gains momentum and it gains support from appropriate regulatory authorities.

Our non-tobacco paper products include a mix of lightweight papers including low-volume, high-value, engineered materials such as alkaline battery separator papers, as well as high-volume commodity paper grades for printing and writing, flooring laminates, and food service packaging, which are intended to maximize machine utilization. From 2014 through 2017, non-tobacco papers comprised approximately 11% of EP segment net sales. We intend to make continued diversification investments in our EP segment to broaden our offerings, utilize existing machine capacity, and/or further monetize our paper making and reconstitution technologies.

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

The Company continues to focus resources on innovation through activities in our OneFiber lab where paper customers can work closely with our technologists to develop improved paper-based products and our LeafLab fiber reconstitution incubator at our facility in France. Our reconstitution technologies have potential to be utilized in products serving the cosmetics and packaging industries reprocessing botanical, vegetable, or other plant fibers. Furthermore, SWM’s Recon technologists are active in joint development with several cigarette manufacturers to drive continued innovation and product commercialization in the rapidly emerging Heat not Burn reduced-risk tobacco product area.

Markets and Customers. Our EP segment is heavily influenced by global smoking trends, particularly in the U.S., the E.U. (both LIP markets), and Brazil where we have the majority of our operations and highest share of the category's volume. Historically, mature geographic regions, such as the U.S. and the E.U. have exhibited a steady decline in smoking rates, often to the low-to-mid single digits.

We supply the major, and many of the smaller, cigarette and cigar manufacturers. We sell our products directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Philip Morris-USA, a subsidiary of Altria Group Inc., Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT"), are our three largest customers and, together with their respective affiliates and designated converters, accounted for 31%, 35% and 42% of our 2017, 2016 and 2015 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given our significance in the worldwide supply chain of cigarette-related papers.

Sales and Distribution. Our internal marketing, sales and customer service organizations sell most of our tobacco-related products directly to cigarette manufacturers or their designated converters. Most of our EP segment's non-tobacco related products are sold directly to manufacturers. In some geographic regions, we use sales agents. We do not sell our products directly to consumers or advertise our products in consumer media. We typically deliver our products to customers by truck, rail and ocean-going vessels. As is typical in our industry, ownership of the product generally transfers to our customer upon shipment from our plants, except for certain export sales where ownership typically transfers at the foreign port or customer facility.

Competition. The specialized nature of tobacco-related papers requires unique papermaking equipment, technical expertise, and research and development capabilities to meet exacting customer specifications. These factors have limited the number of competitors capable of servicing global cigarette manufacturers.

As the sole domestic producer of cigarette papers in North America and Latin America (SWM production in Brazil), we believe that we have a significant majority of the category share in those regions. Our paper plants in France and LIP printing facility in Poland sell a large amount of their products in the E.U. We estimate that we have a direct share of more than 40% of cigarette paper sales in the E.U., and coupled with royalty payments from a key competitor to whom we have licensed our LIP technology, we believe we are able to monetize over 80% of the LIP-compliant E.U. cigarette market. Our principal competitors include delfortgroup AG (" delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH and PT Bukit Muria Jaya ("BMJ"). In December 2017, the Dusseldorf Court of Appeals affirmed the German District Court judgment of patent infringement against Glatz including an injunction against making and selling LIP cigarette paper. We believe that the basis of cigarette and our non-tobacco papers competition is price, consistent quality, security of supply, and level of technical service.

Outside of China, SWM is the only non-cigarette company that produces RTL through a paper-making process. Some cigarette companies such as Philip Morris-USA, British American Tobacco, JT and STMA (China) produce RTL primarily for their own internal use. Our customers' cigarette blending decisions, which affect our traditional RTL sales volumes, can be influenced by worldwide virgin tobacco prices and availability as well as the general attractiveness of various competing in-house reconstituted tobacco products. Huabao International Holdings Ltd, a Hong Kong company, produces reconstituted tobacco in China. We believe that the basis of competition in this geographic region is primarily quality and price. Similarly, for HnB products, we believe we are the only non-cigarette manufacturer with production capabilities.

Raw Materials and Energy. Wood pulp is the primary fiber used in our EP segment. Our operations consumed approximately $42 million and $43 million of wood pulp in the years ended December 31, 2017 and 2016, respectively, all of which we purchased. While EP uses other specialty fibers, such as flax, in our operations, we believe that purchased raw materials are generally available from several sources.

Paper production uses significant amounts of energy, primarily electricity, natural gas and fuel oil. We believe that energy supply is generally reliable throughout our manufacturing footprint, although prices can fluctuate significantly based on demand. We enter into agreements to procure a portion of our energy requirements for future periods in order to reduce the uncertainty of future energy costs. We also have a sustainability program focused on reducing our impact on the environment.

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Backlog and Seasonality. While our U.S., Polish and Brazilian EP operations do not calculate or maintain records of order backlogs, we typically receive forecasts of future demands from certain larger customers which are used to manage production and ensure sufficient supply of paper products. Our French paper operations order backlog was approximately $34 million and $28 million on December 31, 2017 and 2016, respectively. Paper orders are typically received and shipped within a 30-day period. For RTL operations, order backlog was approximately $100 million and $96 million on December 31, 2017 and 2016, respectively, and is typically filled within one fiscal year.

The EP segment has historically experienced steady order flow. However, beginning in the fourth quarter of 2015 and into the first half of 2016, we benefited from large customer-driven inventory builds of LIP papers in Europe ahead of an approaching regulatory change. This inventory build reversed in the second half of 2016, creating atypical seasonality in our quarterly financial results in 2016 and 2017. Generally, sales of our paper and reconstituted tobacco products are subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter.

Research and Development

As of December 31, 2017 we employ approximately 90 research and development employees in research and laboratory facilities in France, Brazil, Poland, and the U.S. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We expensed $17.8 million in 2017, $17.5 million in 2016 and $14.0 million in 2015 on research and development. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our AMS and EP segments. Within AMS, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world. Within EP, our research and development has enabled us to establish and sustain leading shares in various cigarette paper products, specifically LIP paper. We also are working with customers to meet potential future demand for reduced-harm tobacco products.

Patents and Trademarks

As of December 31, 2017, we owned 64 patents and had 65 pending patent applications in our AMS segment. While we consider our patents, and the protection thereof, to be important, no single patent or group of patents is material to the conduct of our AMS business segment.

In our AMS segment, as described in the branding initiative discussed above, SWM made a strategic decision to transition away from certain legacy business trade names associated with our recent acquisitions in favor of a streamlined SWM enterprise branding approach. Thus, in 2016, the Company recognized an impairment of our DelStar trade name asset as further described in Note 10. Intangible Assets, of the Notes to Consolidated Financial Information. The Company will continue to market its products under the long-standing product-level brand names and trademarks such as "NALTEX®", "DELNET®", “ARGOGUARD®” and “ARGOTHANE®”.

As of December 31, 2017, we owned 238 patents and had 115 pending patent applications in our EP segment, covering a variety of cigarette papers, RTL, cigar wrapper and binder and other products and processes in the U.S., Western Europe and several other countries. We believe that our patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of cigarette papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

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

Management of a large portion of SWM's research and development activities is provided from our Luxembourg City, Luxembourg operation ("SWM Luxembourg"). These activities are often performed at other SWM locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects in areas such as, but not limited to, LIP paper, reconstituted tobacco for heat-non-burn devices, netting and other extruded resin products, and our non-tobacco products unit (Advanced Fibers and Materials). This operation also provides global oversight and active management for much of the Company's intellectual property rights.

Administrative and Court Proceedings Regarding Papers for Lower Ignition Propensity Cigarettes

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December, 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP 1482815 against Glatz. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

Employees

As of December 31, 2017, we had approximately 3,600 regular, full-time, active employees.

North American Operations. Hourly employees at the Spotswood, New Jersey, Ancram, New York and Minneapolis, Minnesota plants are represented by locals of the United Steel Workers Union. The two-year collective bargaining agreement with hourly employees at our Spotswood plant is effective through July 28, 2018. The three-year collective bargaining agreement with employees at our Ancram plant is effective through September 30, 2020. The three-year collective bargaining agreement with hourly employees at our Minneapolis facility is effective through October 31, 2018. We believe employee and union relations continue to be positive at the Spotswood, Ancram and Minneapolis operational facilities.

Our operations in Canada, South Carolina, Massachusetts, and the former DelStar and Conwed facilities, other than Minneapolis, are non-union. We believe that employee relations are positive.

French Operations. Hourly employees at our Quimperlé, Spay, and Saint-Girons, France plants are union represented. We believe that employee relations in France are positive.

Luxembourg Operations. Employees at our Luxembourg office are non-union. We believe that employee relations in Luxembourg are positive.

Brazilian Operations. Hourly employees at the Pirahy, Brazil plant are represented by a union. The one-year collective bargaining agreement with employees at SWM-B is effective through May 31, 2018. We believe that employee relations are generally positive and comparable to those of other similarly situated Brazilian manufacturing operations.

Polish Operations. Employees at our Strykow, Poland facility are non-union. We believe that employee relations in Poland are positive.

Chinese Operations. Employees at our Suzhou, China facility are non-union. We believe that employee relations in China are positive.

English Operations. Some hourly employees at our Gilberdyke, England facility are represented by a union. We believe that employee relations in England are positive.

Belgium Operations. Employees at our Genk, Belgium facility work in accordance with Belgium labor regulations. We believe that employee relations in Belgium are positive.

Environmental Matters

Capital expenditures for environmental controls to meet legal requirements and those relating to the protection of the environment at our facilities in the U.S., United Kingdom, France and Brazil were $1.1 million in 2017, no material amount of which was the result of environmental fines or settlements. We expect such expenditures to be $1.0 million or less in each of the next two years, of which no material amounts are expected to be the result of environmental fines or settlements. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

Executive Officers of the Registrant

The names and ages of our executive officers as of March 1, 2018, together with certain biographical information, are as follows:

Name	Age	Position
Dr. Jeffrey Kramer	57	Chief Executive Officer
Allison Aden	56	Co-Chief Financial Officer and Principal Financial Officer
R. Andrew Wamser	44	Co-Chief Financial Officer
Michel Fievez	60	Executive Vice President, Engineered Papers
Daniel Lister	45	Executive Vice President, Advanced Materials & Structures
Ricardo Nunez	53	General Counsel and Corporate Secretary
Robert Cardin	54	Corporate Controller

There are no family relationships between any of the directors, or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Dr. Jeffrey Kramer was appointed Chief Executive Officer in May 2017, after serving as Co-Chief Executive Officer since March 2017. Prior to joining SWM, Dr. Kramer served as Vice President, Lubricants of Brenntag AG, a distributor of chemicals, from January 2016. Dr. Kramer previously served as President and Chief Executive Officer of J.A.M. Distributing Company from January 2013 through December 2015. J.A.M. Distributing Company is a distributor of high performance lubricants and fuels. Dr. Kramer previously held various senior positions at Air Products and Chemicals, Inc., an industrial gases company, including Vice President and Chief Technology Officer from June 2012 through December 2012 and Vice President and General Manager, Packaged Gases, from 2005 through June 2012.

Allison Aden was appointed Executive Vice President, Finance and Chief Financial Officer in November 2015. Ms. Aden is serving as Co-Chief Financial Officer and the Company's sole Principal Financial Officer from February 5, 2018 through March 2, 2018 and will then transition to Senior Financial Executive through April 27, 2018. Prior to joining SWM, Ms. Aden served as Executive Vice President and Chief Financial Officer at Americold Logistics, LLC, a global leader in temperature-controlled warehousing and logistics in the food industry, from 2012 to 2015. Prior to that, Ms. Aden served as the Chief Financial Officer at Recall Holdings Limited, a global provider of information management solutions, from 2007 to 2012.

R. Andrew Wamser was appointed Co-Chief Financial officer on February 5, 2018 and, effective March 2, 2018, will become the sole Executive Vice President, Finance and Chief Financial Officer and the Company's Principal Financial Officer. Prior to joining SWM, Mr. Wamser served as Vice President, Finance; Investor Relations and Treasurer of AutoNation, Inc., the largest automotive retailer by revenue in the US. Prior to that Mr. Wamser served as Managing Director, Investment Banking; Diversified Industrial Group of Barclays Capital Plc, now known as Barclays Investment Bank, the investment banking division of Barclays PLC. He also previously held other investment banking roles at Barclays Capital and UBS Investment Bank.

Michel Fievez was appointed Executive Vice President, Engineered Papers in December 2014. He previously held the title of Executive Vice President, Reconstituted Tobacco at the Company since March 2010. Prior to that, he held the position of President - European Operations from June 2007 to March 2010. From 2003 to May 2007, Mr. Fievez served as General Manager One Side Coated Papers and then Vice President and General Manager Packaging, Metalizing and Office and Graphic with Ahlstrom Corporation, a fiber-based materials company. From 1998 to 2003, he held key management positions, including Managing Director, with Chesapeake Display and Packaging in Europe, and from 1994 to 1998, held the position of Vice President Manufacturing and Technology with Mead Packaging Europe. Before that, he worked for five years as Associate and Engagement Manager with McKinsey & Company.

Daniel Lister was appointed Executive Vice President, Advanced Materials & Structures on July 5, 2016. Mr. Lister joined SWM from Greif, Inc., a global leader in industrial packaging and services, where he worked since 2005. From 2009 to 2016 Mr. Lister held key international roles including, Vice President, Middle East Development and Division President and CEO of Greif Flexible Products & Services, a Joint Venture with the Al Dabbagh Group. Prior to his international assignments, Mr. Lister led key businesses in North America. Mr. Lister worked for The Dow Chemical Company from 2001 to 2005 where he held several commercial strategy, business growth, and business management roles.

Ricardo Nunez was appointed Senior Vice President, General Counsel and Corporate Secretary in September 2017, after serving as Interim General Counsel since November 2016. Prior to joining SWM, Mr. Nunez served as General Counsel for Vivex Biomedical, Inc. a Marietta, GA based biologics company from April 2015 to July 2016. Prior to that, he served as SVP, General Counsel and Corporate Secretary for HD Supply, Inc. a spinoff from The Home Depot from March 2007 to April 2015. Mr. Nunez's previous experience also includes senior legal responsibilities at The Home Depot, General Electric, and Esso Inter-America, Inc. (the Latin America affiliate of Exxon Corporation), as well as private practice.

Robert Cardin has served as Corporate Controller since November 2013. Previously, Mr. Cardin served as Controller for Syncreon International Group, a specialized provider of integrated logistics services to global industries, since 2011. Prior to that time he was employed by DENTSPLY International Inc., a worldwide manufacturer of dental products, as Assistant Corporate Controller from 2010 to 2011 and as Group Controller - Dental Consumables Business from 2004 to 2010.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2017 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

We expect our business to continue to be adversely impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products due to declining social acceptance of smoking, new smoking technologies, and litigation in the U.S. and other countries.

In 2017, approximately 49% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside of Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, that do not use our products, and, particularly in the U.S., to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products. As a result, the overall demand for conventional tobacco cigarettes outside of Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

In recent years, governmental entities around the world, particularly in the U.S., Brazil, Russia, Australia and Western Europe, have taken, or have proposed, actions that had, or are likely to have, the effect of reducing consumption of tobacco products which, in turn, reduces demand for our products. These actions, including efforts to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other tobacco products. For example, in the U.S., the regulatory jurisdiction of the federal Food and Drug Administration was extended in 2009 to include tobacco products, and again in 2016 to include cigars and additional tobacco products. These products are now subject to product component disclosure regulations, new controls on ingredients and design changes, and additional restrictions relating to marketing and labeling. The federal Food and Drug Administration could promulgate additional regulations. In Brazil, regulations limit the use of additives to cigarettes. In the E.U., the Tobacco Products Directive regulates the content, effects, marketing and labeling of tobacco products, and both revisions to the Directive and the ongoing phase-in of the Registration, Evaluation, Authorization, and Restriction of Chemical Substances regulation ("REACH") may further restrict product ingredients. Additionally, the World Health Organization is actively promoting tobacco regulation, and other countries worldwide are in the process of adopting some or all of these restrictions. It is not possible to predict the additional legislation or regulations relating to tobacco products that may be instituted, or additional countries that may adopt such legislation or regulations, or the extent to which such legislation or regulations may impact the design or formulation of our customers' products. Such legislation or regulation may adversely impact the demand for traditional cigarettes and cigars, with corresponding impacts on our sales of cigarette papers, RTL and associated items, which could have a material adverse effect on our future financial condition, results of operations and cash flows.

Our joint ventures in China serve only the local market. Declines in Chinese cigarette consumption could have a material adverse effect on our future financial condition, results of operations and cash flows, including our CTS and CTM joint ventures it.

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

Our portfolio of granted patents varies by country, which could have an impact on any competitive advantage provided by patents in individual countries. We cannot guarantee that any U.S. or foreign patent, issued or pending, will provide us with any continued competitive advantage.

We rely on patent, trademark, and other intellectual property laws of the U.S. and other countries to protect our intellectual property rights. However, we cannot guarantee that one or more of our patents will not be challenged by third parties and/or ultimately held invalid by courts or patent agencies of competent jurisdiction, which could remove the legal barriers preventing competitors from practicing our LIP technology among others.

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

Some of our patents have been the subject of opposition hearings. Like the actions we undertake to enforce our IP rights, oppositions filed against us in respect of our intellectual property are expensive and divert management time and resources.

Even when the Company is initially successful, there can be no assurance that the counterparty will not appeal, or that the appeal will not be successful. Even when successful at the appeal level, as with respect to patents such as EP 1,482,815 (relating to a low-viscosity polymers to print LIP bands), there can be no assurance that a patent will not be later successfully challenged in individual national court jurisdictions.

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

As a result, our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including, but not limited to, the following:

•
Foreign countries can impose significant import, export, excise and income tax and other regulatory restrictions on our business, including limitations on repatriation of profits and proceeds of liquidated assets. While we attempt to manage our operations and international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner, unanticipated international movement of funds due to unexpected changes in our business or changes in tax and associated regulatory schemes could materially affect our financial position, results of operations and cash flows.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.
We are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and these other laws generally prohibit us, our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations, or collectively, Trade Control laws.
However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition, results of operations and cash flows.
A significant portion of our revenues are generated from operations outside the U.S. In addition, we maintain significant operations and acquire or manufacture many of our products outside the U.S. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros. Our consolidated financial statements are presented in U.S. dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. As a result, our future revenues, costs, results of operations and earnings could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate.
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

Uncertainties in the interpretation and application of the recently passed U.S. Tax Cuts and Jobs Act (the “Tax Act”) could materially affect our tax obligations and effective tax rate.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted Tax Act, among other things, contains significant changes to corporate taxation, and as such, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations. Currently, the application of accounting guidance is widely uncertain. Further, compliance with the Tax Act and the accounting for the newly enacted provisions requires accumulation of information not previously required or regularly produced by us. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued, as accounting treatments are clarified, as we perform additional analysis on the Code and the application of the law to our operations, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

The Company could be subject to changes in its tax rates, the adoption of new U.S., or international tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and in foreign jurisdictions where a number of the Company’s subsidiaries are organized. The Company’s future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or future changes in tax laws or their interpretations as to the legality of tax advantages granted under various current and past corporate structures. Although none of the Company’s international tax arrangements are currently being challenged or threatened to be challenged, recent developments, such as the European Commission’s investigations on illegal state aid as well as the Organization for Economic Cooperation and Development project on base erosion and profit shifting may result in changes to long-standing tax principles or new challenges to our cross-border arrangements, which could materially affect our effective tax rate or require a restructuring of the holding of foreign subsidiaries. If the Company’s effective tax rates were to increase, or if any ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We face competition from several established competitors and, in our RTL business from tobacco leaf; we have limited market transparency.

Our four largest competitors for our EP business are delfortgroup AG ("Delfort"), Julius Glatz GmbH ("Glatz"), Miquel y Costas & Miquel S.A. ("Miquel y Costas") and PT BUKIT Muria Jaya ("BMJ"). All four primarily operate from modern and cost-effective plants in Western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, three such competitors, Delfort, Glatz and BMJ, are privately held and the third, Miquel y Costas, is a closely held public company. Thus, their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given the concentration of most of our competitors in Western Europe, which has seen declining demand for tobacco products and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. We believe that all four competitors have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to encourage the development of enhanced competition through supporting competitive products and facilities, especially when confronted with new, high-value technologies such as porous plug wrap in the past and LIP today. We believe our Engineered Paper products compete primarily on product features, price, innovations and customer service. Due to many of the factors described above, we have a limited ability to predict trends in the industry and there may be a time lag before we become aware of developing trends in the industry.

Our AMS segment products compete to some degree against niche products made by Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, Tenax Corporation, Intermas Group, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our AMS segment operations.

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

Three customers, together with their respective affiliates and designated converters, accounted for over 31% of our net sales in 2017. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or reconstituted tobacco, could have a material adverse effect on our financial condition, results of operations and cash flows. The enhanced capabilities provided by RTL in the area of product design and regulatory compliance are important to our customers. However, future RTL results could be adversely affected by fluctuations in customer inventories, changes in the cigarette tobacco blending approaches by our customers, changes in regulations and tariffs and the price of virgin tobacco leaf.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2017 the Company has entered into interest rate hedge transactions which have the effect of fixing the interest rate on approximately 54% of our debt subject to variable interest rates.

Our use of interest rate hedge agreements to manage risk associated with interest rate volatility may expose us to additional risks, including the risk that a counterparty to a hedge agreement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge agreements typically involves costs, such as transaction fees or breakage costs.

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

Our ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Building a new plant or other facility or relocating, rebuilding or otherwise modifying existing production machinery is a major undertaking and entails a number of risks, including the possibility that the contractors and sub-contractors who are expected to build the facility or rebuild the machine and supply the necessary equipment do not perform as expected, the possibility of cost overruns and delays, or that design defects or omissions cause the facility or machine to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new site or at a rebuilt or relocated machine is time consuming and requires testing and acceptance by customers and potentially by regulators, of the facility and the products that are produced. Also, while we anticipate sufficient demand for the facility's or machine's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report.

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

The integration of the operations of acquired companies involves a number of risks and presents financial, managerial, reporting, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, employee retention and integrating and retaining management and personnel from acquired companies. Among these risks are potential loss of consumer awareness and demand for the acquired companies’ products based on the rebranding of those products under the Company’s legacy brand names. Additionally with respect to the acquisitions of DelStar, the two associated acquisitions in December 2014, Argotec, and Conwed in early 2017, we may not be able to achieve anticipated cost savings or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, inability to achieve increased operating efficiencies or commercial expansion of key technologies. In the second half of 2015, we formed our AMS business unit comprised of these operations and certain other SWM resources. The future success of AMS depends, in part, on our ability to attract additional management, retain key employees, integrate new personnel, operating and reporting systems as well as execute AMS’ growth strategy. Failure to successfully integrate acquired companies into AMS may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our restructuring activities are time-consuming and expensive and could significantly disrupt our business.
We have initiated significant restructuring activities in recent years, including restructurings in 2014, 2015, 2016 and 2017 in France and the U.S., during 2014 in Brazil and during 2012 in the Philippines, that have become part of an overall effort to improve an imbalance between demand for our products and our production capacity as well as improve our profitability and the quality of our products. We expect to continue these restructuring efforts from time to time. Restructuring of our existing operations, or as a result of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business as well as garner review from regulatory authorities which could result in financial impacts to the Company. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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

In 2014, 2016 and again in 2017, we re-examined and re-aligned certain internal business operations and our legal entity structure in order to improve our cash-flows, have easier access to our foreign cash, centralize, enhance the management of our intellectual property and streamline certain internal business activities. Steps to accomplish these objectives have been taken and additional steps may be taken later as we continue to grow certain of our operations, diversify our business and continue our business analyses. We anticipate that there could be further realignment activities in the future.

Realignments can present significant potential risks of events occurring that could delay, halt or adversely affect the success of a project, including delays encountered in finalizing the scope of, and implementing, the realignment, the failure to achieve targeted benefits or savings, the failure to follow appropriate regulatory requirements or internal processes and procedures and a potential decrease in employee morale. Further, there can be no assurance that the taxing authorities of the jurisdictions in which we operate, or to which we are otherwise deemed to have sufficient tax activity, will not challenge our interpretation of tax laws and regulations or the tax benefits that we expect to realize as a result of the realignment. Any such challenges (including our response thereto) can be time consuming or expensive with potentially uncertain outcomes, including as to additional interest, penalties or increase in back taxes that could be payable by us. In addition, changes to U.S. or non-U.S. tax laws and regulations may materially impact the anticipated benefits of our legal entity structure and any potential future realignments. Any future impact to our effective tax rate will also depend on our ability to operate our business in a manner consistent with the regulatory requirements for such a realignment including applicable taxing provisions and realization of our anticipated profits as well as the countries in which such profits are realized. Further, we have incurred certain costs in connection with the realignment and we may incur additional costs, including ones that are not currently expected to be incurred. There also can be significant costs and complexities around meeting the necessary tax accounting rules as required by our realignment structure and regulations applicable to us and it is possible that the authorities might disagree with our accounting treatment or that there may be a disagreement or dispute regarding our calculations. It is also possible that the authorities might change, either prospectively or retrospectively, certain complex tax rulings that would have potentially significant impacts to our financial results. Additionally, due to the complex nature of some of the accounting and taxation calculations, the Company may incur significant costs in defending its interpretation of positions in regards to certain tax legislation, rulings and inquiries.

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

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use in our EP segment, and some resins used by our AMS segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. For instance, during the period from January 2013 through December 2017, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we purchase, increased by 35%. Also, in that same time period, the cost of polypropylene has fluctuated significantly based on a number of factors, including changes in global oil markets. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use.

Paper manufacturing is energy-intensive. In France, Poland, China and in the U.S., availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to Western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to Western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, because production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has been in the past, affected by rain variations. Electricity in Brazil is also heavily taxed. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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
Sales of our EP products in the U.S., Europe, China and Brazil are subject to seasonal fluctuations. In the U.S. and Europe, customer shutdowns typically occur in August and December and historically have resulted in reduced net sales and operating profit during those two months. Likewise, the production of cigarettes in China for the Chinese market slows significantly before and during Chinese New Year, with a corresponding reduction in demand for our EP products. Additionally, our facilities occasionally shut down equipment to perform additional maintenance during these months or as a result of slow demand, resulting in higher product costs, higher maintenance expenses and reduced operating profit. In Brazil, customer orders are typically lower in December due to a holiday season during much of January and February. The oil & gas, mining and automotive industries are important to sales in our AMS segment and these and other industries tend to be cyclical, which could adversely impact our business, financial condition, results of operations and cash flows during the duration of their down cycles.

Our business depends upon good relations with our employees; work stoppages, slowdowns or legal action by our unionized employees may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We employ approximately 3,600 employees, including manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future. We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. Problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement, and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

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
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., ("GAAP"), require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2017, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans was underfunded by $24.1 million. For a discussion regarding our pension obligations, see Note 17. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk that affects our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings is difficult to predict. An adverse result in one or more of these tax disputes could have a material adverse impact on our financial condition, results of operations and cash flows. We are also subject to other litigation in Brazil, including labor and workplace safety claims. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our financial condition, results of operations and cash flows, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report. We also cannot give any assurances as to any litigation that might be filed against us in the future, including any claims relating to the alleged harmful effect of tobacco use on human health.

Significant impairment charges could result from our evaluation of the Philippines RTL manufacturing site.

We suspended construction of our Philippines RTL manufacturing site during 2011. During 2015, as a result of management's intent and ability to dispose of these assets, the amounts were reclassified from property, plant and equipment to assets held for sale in our balance sheet. The carrying value of these assets is based on estimated fair value less cost to sell. During 2017, we compared the estimated fair value less cost to sell to the net book value of the assets which resulted in our recording of an impairment charge of $4.0 million.

In years prior to 2015, the carrying value of the assets was evaluated for impairment at each reporting period by assessing the recoverability of the costs based on the undiscounted cash flows of the operation, the likelihood of its reactivation and any alternative uses for the equipment. This evaluation, along with declines in our RTL volumes, resulted in 2013 in an impairment of $37.2 million. Further declines in the estimated fair value of these assets could result in a decision to record a further impairment of some or a substantial portion of the remaining outstanding balance of these assets, which was $12.8 million at December 31, 2017.

One portion of our business is dependent upon a single plant; further, we have limited cross redundancy across our facilities.

Sales of reconstituted tobacco leaf products represent a substantial portion of our revenues and profits. We presently produce reconstituted tobacco leaf at only one facility located in France and wrapper and binder products at only one facility located in Ancram, New York. In our AMS business, in order to enhance the protection of our trade secrets, critical proprietary dies used in a significant portion of our extruding operations are made at only one facility with very limited personnel trained to manufacture them. Further, in order to achieve operational efficiencies, among other reasons, we have limited ability to shift production across our various facilities, thus the loss of production at one facility may not be able to be mitigated by increased production at another. Consequently, natural disasters, pandemics and other unusual events could cause the loss of, or interruption of operations for a significant length of time at one or more of our facilities in six different countries, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program; however, these benefits may not continue indefinitely or at the same levels.

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing Operational Excellence program as it relates to our tobacco operations that have supported our margins during periods of significant attrition in the tobacco industry. We expect to continue to achieve significant savings and benefits from this program; however, in light of continued industry attrition, execution risks and other factors, we may be unable to continue in the future to obtain savings and benefits in line with historical achievements, and our profitability and financial results could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we operated a total of 23 production facilities on four continents and owned one non-production facility which is marketed for sale.

The following are the locations of our principal production facilities as of December 31, 2017. Except as otherwise noted, we own the facilities listed below:

Advanced Materials & Structures Segment Production Locations	Approximate Square Footage of Buildings	Engineered Papers Segment Production Locations	Approximate Square Footage of Buildings
Middletown Manufacturing Site		Spotswood Plant
Middletown, Delaware	142,000	Spotswood, New Jersey	399,000

U.S. Netting Manufacturing Site*		Papeteries de Saint-Girons Plant
Austin, Texas	115,000	Saint-Girons, France	214,000

Tubing Operations*		PDM Industries Plant
Richland, Pennsylvania	35,000	Quimperlé, France	592,000

Tubing Operations*		Pirahy Plant
El Cajon, California	22,000	Piraí, Brazil	1,098,000

Suzhou Manufacturing Site*		Poland Plant*
Suzhou, China	108,000	Strykow, Poland	125,000

Poland Manufacturing Site*		Newberry Operation*
Strykow, Poland	42,000	Newberry, South Carolina	50,000

Gilberdyke Manufacturing Site		Fiber Operation
Gilberdyke, United Kingdom	67,000	Manitoba, Canada	16,000

Wilson Manufacturing Site*		LTR Industries Plant
Wilson, North Carolina	108,000	Spay, France	736,000

Argotec Manufacturing Operations*	182,000	Ancram Plant
Greenfield, Massachusetts		Ancram, New York	116,000

Minneapolis Manufacturing Site* Minneapolis, Minnesota	144,000	RTL Philippines Plant (currently marketed for sale)
		Sto. Tomas, Philippines	283,000

Athens Manufacturing Site
Athens, Georgia	200,000

Roanoke Manufacturing Site
Roanoke, Virginia	40,000

Chicago Manufacturing Site*
Chicago, Illinois	66,000

European Manufacturing Site
Genk, Belgium	90,000

* Leased properties

During 2017 we acquired five production locations in conjunction with our acquisition of Conwed. In 2015 we acquired one production location in conjunction with our acquisition of Argotec and completed construction of our Poland site to support the manufacturing operations of our AMS segment.

As of December 31, 2017, AMS product manufacturing lines operated at approximately 63% capacity compared to 80% capacity as of December 31, 2016. We had approximately 184,000 metric tons of annual paper production capacity, dependent upon the production mix. Capacity utilization increased in 2017 to 82% for EP products compared with 80% in 2016. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the U.S.

We maintain administrative and/or sales offices in Alpharetta, Georgia; Quimperlé, France; Spay, France; Shanghai, China; Piraí, Brazil; Moscow, Russia; Strykow, Poland; Middletown, Delaware; Greenfield, Massachusetts; Luxembourg City, Luxembourg; Minneapolis, Minnesota; and Bristol, England. Our world headquarters are located in Alpharetta, Georgia. All of these offices are owned except for those located in Alpharetta, Shanghai, Moscow, Strykow, Greenfield, Minneapolis, Luxembourg City, and Bristol which are leased.

We consider all of our facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured. Our RTL Philippines facility in Sto. Tomas, Philippines, is currently being marketed for sale. This property is classified as Assets held for sale in the Company's Consolidated Balance Sheets as of December 31, 2017 and 2016.

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

Brazil

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy plant in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy plant.  Assessment 2 in the amount of approximately $13 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013 (collectively the "Electricity Assessments").  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $6 million in connection with the first electricity assessment and $9 million in connection with the second electricity assessment, in each case based on the foreign currency exchange rate at December 31, 2017.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement. In March and July 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the first and second electricity assessments. SWM-B is now pursuing these actions. SWM-B's challenge to the third electricity assessment (approximately $4 million as of December 31, 2017) was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and has been appealed to the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers.

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

France

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the U.S., France, Poland, Brazil, China, the United Kingdom and Canada. For these purposes, the Company incurred total capital expenditures of $1.1 million in 2017, and expects to incur less than $1.0 million in each of 2018 and 2019, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2017, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share ("Common Stock") has been listed on the New York Stock Exchange, trading under the symbol "SWM". On February 28, 2018, our stock closed at $39.21 per share.

The table below presents the high and low sales prices of our Common Stock on the New York Stock Exchange - Composite Transactions reporting system for the periods indicated.

	High	Low
2018
First Quarter (through February 28, 2018)	$48.01	$39.10

2017
Fourth Quarter	$46.34	$40.94
Third Quarter	41.67	36.29
Second Quarter	44.75	36.36
First Quarter	47.01	39.92

2016
Fourth Quarter	$47.00	$35.31
Third Quarter	40.79	34.46
Second Quarter	36.19	30.21
First Quarter	42.16	29.02

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2012 through December 31, 2017, with the comparable cumulative total returns of the Russell 2000 Index, the S&P SmallCap 600 Capped Materials Index, the S&P 500 Index and a self-constructed peer group which reflects, but is not exactly comparable to, the Dow Jones Paper Products Index, which we expect reflected the performance of one of the primary industries in which we operate. We have selected Neenah Paper Inc., and P.H. Glatfelter Co. as our peer group. As part of the culmination of the Company's diversification beyond papers into advanced materials, the Company has added the Russell 2000 Index and the S&P SmallCap 600 Capped Materials Index, both of which we consider to be more reflective of the performance of the industries in which we operate.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2012 and that all dividends were reinvested. The returns of the companies in the peer group have been weighted according to their market capitalization. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return
Holders. As of March 1, 2018, there were 1,752 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2017, 2016 and 2015, we declared and paid cash dividends totaling $1.69 per share, $1.62 per share and $1.54 per share, respectively. On February 21, 2018, we announced a cash dividend of $0.43 per share payable on March 23, 2018 to stockholders of record as of the close of business on March 2, 2018. Our Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 13. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2017.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2017 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-March 31, 2017	24,200	$41.93	—	$—	$—
April 1-June 30, 2017	387	37.89	—	—	—
July 1-September 30, 2017	589	37.88	—	—	—
October 1-October 31, 2017	73	41.71	—	—	—
November 1-November30, 2017	84	43.70	—	—	—
December 1-December 31, 2017	527	44.32	—	—	—
Total 2017	25,860	$41.83	—	$—	$—

We sometimes use corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the stock price of our Common Stock, strategic opportunities, strategic outlook and cash availability. From time-to-time, certain of our officers and directors may sell shares pursuant to personal 10b5-1 plans.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results of our San Pedro, Philippines and Medan, Indonesia plants have been retrospectively presented as discontinued operations for all periods, both of which were sold in 2013. The results for 2017, 2015 and 2013 include results of operations of Conwed, Argotec and DelStar from the date of their acquisitions of January 20, 2017, October 28, 2015 and December 12, 2013, respectively. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Results of Operations
Net sales	$982.1	$839.9	$764.1	$794.3	$772.8
Cost of products sold	699.8	583.2	539.7	575.5	520.1
Gross profit	282.3	256.7	224.4	218.8	252.7
Nonmanufacturing expenses	149.5	125.0	106.8	99.6	86.5
Restructuring & impairment expense	8.1	25.6	14.6	13.1	41.3
Operating profit	124.7	106.1	103.0	106.1	124.9
Income from continuing operations	34.4	82.8	90.5	89.7	78.5
Income (loss) from discontinued operations	0.1	—	(0.8)	—	(2.4)
Net income	$34.5	$82.8	$89.7	$89.7	$76.1

Net income (loss) per share - basic:
Income from continuing operations	$1.12	$2.71	$2.97	$2.94	$2.51
(Loss) income from discontinued operations	—	—	(0.02)	—	(0.08)
Net income per share - basic	$1.12	$2.71	$2.95	$2.94	$2.43

Net income (loss) per share - diluted:
Income from continuing operations	$1.12	$2.70	$2.96	$2.93	$2.49
(Loss) income from discontinued operations	—	—	(0.02)	—	(0.07)
Net income per share - diluted	$1.12	$2.70	$2.94	$2.93	$2.42

Cash dividends declared and paid per share	$1.69	$1.62	$1.54	$1.46	$1.26
EBITDA from continuing operations(1)	$192.4	$157.6	$162.8	$162.5	$171.7
Adjusted EBITDA from continuing operations (1)	$200.5	$183.2	$177.4	$177.7	$213.0
Percent of Net Sales
Gross profit	28.7%	30.6%	29.4%	27.5%	32.7%
Nonmanufacturing expenses	15.2%	14.9%	14.0%	12.5%	11.2%
Financial Position
Capital spending	$37.2	$27.8	$24.2	$35.1	$29.1
Depreciation and amortization	59.5	44.5	41.0	45.1	37.3
Total assets	1,542.5	1,173.7	1,290.0	1,185.0	1,224.1
Total debt	684.2	440.4	571.5	437.9	382.7
Total debt to capital ratio	55.6%	46.4%	55.0%	47.2%	43.7%

(1)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision and depreciation and amortization expense to income from continuing operations. Adjusted EBITDA from Continuing Operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense and start-up expenses from our CTS joint venture in China to EBITDA from continuing operations. We caution investors that amounts presented in accordance with our definitions of EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations in the same manner. We present EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Income from continuing operations	$34.4	$82.8	$90.5	$89.7	$78.5
Plus: Interest expense	26.9	16.6	9.7	7.2	2.9
Plus: Income tax provision	69.6	15.4	21.6	20.5	53.0
Plus: Depreciation and amortization	61.5	42.8	41.0	45.1	37.3
EBITDA from continuing operations	192.4	157.6	162.8	162.5	171.7
Plus: Restructuring and impairment expense	8.1	25.6	14.6	13.1	41.3
Plus: CTS start-up expenses	—	—	—	2.1	—
Adjusted EBITDA from continuing operations	$200.5	$183.2	$177.4	$177.7	$213.0

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

Summary

In 2017, SWM reported net income of $34.5 million on total net sales of $982.1 million. Compared to the prior year, net sales increased $142.2 million due primarily to incremental net sales generated from the operations of our newly acquired Conwed business, an increase in organic AMS sales and favorable net foreign currency impacts. These factors were partially offset by lower sales of traditional RTL products in the EP segment.

Net income decreased to $34.5 million in 2017 compared to $82.8 million in 2016 resulting primarily from the unfavorable impact of lower sales and associated gross profits in our EP segment, higher intangible asset amortization in our AMS segment and higher interest expense as a result of the Conwed acquisition, and a higher income tax provision primarily related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017. These factors were partially offset by the incremental operating profits from the Conwed acquisition and the benefit of higher organic sales and associated gross profits in our AMS segment.

Cash provided by operations was $131.0 million in 2017 compared to $129.7 million in 2016. Uses of cash during 2017 included $291.7 million for the acquisition of Conwed, $51.9 million in cash dividends paid to SWM stockholders and $37.2 million of capital spending.

Recent Developments

On January 20, 2017, the Company completed the acquisition of Conwed Plastics LLC. The purchase price was $295 million in cash plus three potential earn-out payments not to exceed $40 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021. Conwed is a leading producer of resin-based netting solutions with proprietary manufacturing processes and innovative technologies and production facilities in the U.S. and Belgium. Conwed has been incorporated into our AMS segment and is expected to generate significant synergies with our existing AMS operations.

On November 1, 2017, we announced an increase of our quarterly dividend to $0.43 per share.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Changes in these estimates could have a significant impact on our financial position, results of operations, and cash flows. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of the following items and our accounting for and presentation of these items in the accompanying financial statements:

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification Topic No. 740, Income Taxes ("ASC 740"), states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, which include, but are not limited to, a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

For further information, please see "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 23% of our total assets as of December 31, 2017. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 10 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment. We have also incurred restructuring costs in our AMS segment in pursuit of synergies from integrating our acquisitions. Over the past six years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances.

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

In 2015, the Company made the decision to dispose of the facility and related equipment. Based on an updated estimate of the fair value of the equipment in 2015, the Company recorded an additional impairment charge of $5.2 million. During 2015, the net book value of the RTL Philippines property, plant and equipment was reclassified as Assets held for sale in the Company's Consolidated Balance Sheets. The Company reviews these assets at each reporting period and would recognize an impairment charge for the excess of carrying value of the assets over the fair value less any costs to sell. The Company did not record any additional impairment charges during 2016. During 2017, the Company recognized additional impairment charges of $4.0 million related to the RTL Philippines assets. The net book value of the RTL Philippines property, plant and equipment was $12.8 million as of December 31, 2017.

Management continues to evaluate how to operate our production facilities more effectively. Further restructuring actions are possible that might require additional write-offs or accelerated depreciation of some equipment.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed on October 1, 2017 and 2016 did not indicate any impairment of goodwill.

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see "Recent Accounting Pronouncements" included in Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

	For the Years Ended December 31,
	2017(1)	2016	2015(2)
	($ in millions, except per share amounts)
Net sales	$982.1	$839.9	$764.1
Cost of products sold	699.8	583.2	539.7
Gross profit	282.3	256.7	224.4
Selling expense	33.3	25.3	22.2
Research expense	17.8	17.5	14.0
General expense	98.4	82.2	70.6
Total nonmanufacturing expenses	149.5	125.0	106.8
Restructuring and impairment expense	8.1	25.6	14.6
Operating profit	124.7	106.1	103.0
Interest expense	26.9	16.6	9.7
Other income, net	3.7	3.9	12.2
Income from continuing operations before income taxes and income from equity affiliates	101.5	93.4	105.5
Provision for income taxes	69.6	15.4	21.6
Income from equity affiliates, net of income taxes	2.5	4.8	6.6
Income from continuing operations	34.4	82.8	90.5
Income (loss) from discontinued operations	0.1	—	(0.8)
Net income	$34.5	$82.8	$89.7

Net income (loss) per share - basic:
Income per share from continuing operations	$1.12	$2.71	$2.97
(Loss) income per share from discontinued operations	—	—	(0.02)
Net income per share - basic	$1.12	$2.71	$2.95

Net income (loss) per share - diluted:
Income per share from continuing operations	$1.12	$2.70	$2.96
(Loss) income per share from discontinued operations	—	—	(0.02)
Net income per share - diluted	$1.12	$2.70	$2.94
(1) Results during the year ended December 31, 2017 include Conwed from the January 20, 2017 acquisition date to December 31, 2017.
(2) Results during the year ended December 31, 2015 include Argotec from the October 28, 2015 acquisition date to December 31, 2015.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net Sales
(dollars in millions)

	2017	2016	Change	Percent Change
Advanced Materials & Structures	$433.2	$280.6	$152.6	54.4%
Engineered Papers	548.9	559.3	(10.4)	(1.9)
Total	$982.1	$839.9	$142.2	16.9%

Net sales were $982.1 million in 2017 compared with $839.9 million in 2016. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Incremental AMS segment revenue from acquisitions	$141.3	16.8%
Changes in currency exchange rates	8.6	1.0
Changes in royalties	(4.6)	(0.5)
Changes in product mix, selling prices and sales volumes	(3.1)	(0.4)
Total	$142.2	16.9%

AMS segment net sales were $433.2 million for 2017 compared to $280.6 million during 2016. The increase of $152.6 million or 54.4% was due primarily to $141.3 million in incremental net sales generated by the operations of our Conwed business and an increase in organic sales of $11.4 million, led by strong growth in transportation, mainly from surface protection films, as well as gains in industrial and medical sales; this growth was partially offset by softness in filtration sales.

The EP segment net sales during the year ended December 31, 2017 of $548.9 million decreased by $10.4 million, or 1.9%, versus net sales of $559.3 million in the prior year.  The decrease in net sales was primarily the result of the $14.5 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices, and $4.6 million of lower royalty income, partially offset by favorable net foreign currency impacts of $8.7 million, mainly from a stronger euro, in each case compared to the prior year.

Gross Profit
(dollars in millions)

				Percent Change	Percent of Net Sales
	2017	2016	Change		2017	2016
Net sales	$982.1	$839.9	$142.2	16.9%	100.0%	100.0%
Cost of products sold	699.8	583.2	116.6	20.0	71.3	69.4
Gross profit	$282.3	$256.7	$25.6	10.0%	28.7%	30.6%

Gross profit for the year ended December 31, 2017 increased by $25.6 million, or 10.0%, to $282.3 million from $256.7 million in the prior year. AMS gross profit increased by $46.8 million, primarily due to the incremental gross profit associated with the operations of our newly acquired Conwed business, along with organic sales growth and a favorable mix of products sold, partially offset by certain manufacturing inefficiencies and higher input costs. In the EP segment, gross profit decreased by $21.2 million, primarily due to the unfavorable impact of lower sales combined with the lower sales volume's associated impact on manufacturing efficiencies and overhead absorption compared to the prior-year period.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2017	2016	Change		2017	2016
Selling expense	$33.3	$25.3	$8.0	31.6%	3.4%	3.0%
Research expense	17.8	17.5	0.3	1.7	1.8	2.1
General expense	98.4	82.2	16.2	19.7	10.0	9.8
Nonmanufacturing expenses	$149.5	$125.0	$24.5	19.6%	15.2%	14.9%

Nonmanufacturing expenses in the year ended December 31, 2017 increased by $24.5 million, or 19.6%, to $149.5 million from $125.0 million in the prior year due primarily to incremental costs from the operations of our newly acquired Conwed business.

Restructuring and Impairment Expense
(dollars in millions)

				Percent Change	Percent of Net Sales
	2017	2016	Change		2017	2016
Advanced Materials & Structures	$2.7	$21.3	$(18.6)	(87.3)%	0.6%	7.6%
Engineered Papers	5.3	4.0	1.3	32.5	1.0	0.7
Unallocated expenses	0.1	0.3	(0.2)	(66.7)
Total	$8.1	$25.6	$(17.5)	(68.4)%	0.8%	3.0%

The Company incurred total restructuring and impairment expense of $8.1 million in the year ended December 31, 2017, compared to $25.6 million in the year ended December 31, 2016, a decrease of $17.5 million or 68.4%. In the year ended December 31, 2017, restructuring and impairment expenses consisted of $3.5 million related to severance expenses in the French, Belgian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $4.0 million of impairment charges to certain of our RTL Philippines physical assets and $0.6 million in impairment charges for manufacturing equipment at our French and U.S. manufacturing facilities.

In the year ended December 31, 2016, restructuring and impairment expenses consisted of $4.3 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $0.6 million of impairment charges to certain of our Polish manufacturing equipment. Additionally, in the fourth quarter of 2016, in line with the Company's rebranding strategy, it was determined that use of the DelStar trade name would be discontinued in 2017. As a result, a $20.7 million impairment charge was recognized to adjust the carrying value of the DelStar trade name intangible asset to its estimated fair value as of December 31, 2016 based on expected future cash flows to be realized from the use of the trade name. The remaining value of this intangible was amortized in the first six months of 2017.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2017	2016	Change		2017	2016
Advanced Materials & Structures	$48.5	$9.0	$39.5	N.M	11.2%	3.2%
Engineered Papers	116.1	138.0	(21.9)	(15.9)	21.2	24.7
Unallocated expenses	(39.9)	(40.9)	1.0	2.4
Total	$124.7	$106.1	$18.6	17.5%	12.7%	12.6%
N.M. - Not Meaningful

Operating profit was $124.7 million in the year ended December 31, 2017 compared with $106.1 million during the prior year.

The AMS segment's operating profit in the year ended December 31, 2017 was $48.5 million compared to $9.0 million in the prior year period. The increase of $39.5 million in the AMS segment's operating profit during the year ended December 31, 2017 compared to the prior-year period was positively impacted by $18.6 million in decreased restructuring and impairment expenses due primarily to the prior-year's tradename impairment and $19.5 million in incremental operating profit associated with our newly acquired Conwed business and organic net sales growth and associated gross profits.

The EP segment's operating profit in the year ended December 31, 2017 was $116.1 million, a decrease of $21.9 million, or 15.9%, from $138.0 million in the prior year.  The decrease was primarily due to overall sales volume decline. Lower RTL and overall cigarette paper volumes were partially offset by growth of non-tobacco paper, and positive currency movements offset anticipated lower LIP royalties.

Unallocated expenses in the year ended December 31, 2017 were $39.9 million, down $1.0 million, or 2.4%, from the $40.9 million in the prior year period. The decrease was primarily due to lower professional fees.

Non-Operating Expenses, Net

Interest expense was $26.9 million in the year ended December 31, 2017, an increase of $10.3 million from $16.6 million in the year ended December 31, 2016.  The increase in interest expense is primarily due to higher average debt balances outstanding compared to the prior year in connection with the Conwed acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement executed in January 2017 when compared to our previous credit agreement.  The weighted average effective interest rate on our debt facilities was approximately 3.45% and 2.42% for the year ended December 31, 2017 and 2016, respectively.

Other income, net was $3.7 million during the year ended December 31, 2017 compared to $3.9 million during the year ended December 31, 2016. The $0.2 million decrease in other income, net, was due primarily to higher net currency losses in the current year, partially offset by lower transactional taxes incurred in Brazil in the current year and lower losses incurred on the sale of assets at our Philippines site.

Income Taxes

A $69.6 million and $15.4 million provision for income taxes in the years ended December 31, 2017 and 2016, respectively, resulted in an effective tax rate of 68.6% compared with 16.5% in the prior year.  The Company’s effective tax rates differ from the statutory federal income tax rate of 35% due to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions, and additional taxes due to earnings intended to be indefinitely reinvested outside the U.S. On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected the Company, which include, but are not limited to, a one-time mandatory transition tax of $48.7 million on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $2.5 million in the year ended December 31, 2017 compared with $4.8 million during the prior year and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in 2017 compared to the prior-year period.

Discontinued Operations

Because we closed our Philippines plant as previously reported, the results of this plant were reported as discontinued operations for all periods presented. Consequently, this plant's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation.

Net Income and Income per Share

Net income in the year ended December 31, 2017 was $34.5 million, or $1.12 per diluted share, compared with $82.8 million, or $2.70 per diluted share, during the prior year period.  The decrease in net income was primarily due to the unfavorable impact of the new tax legislation, the unfavorable impact of lower sales and associated gross profits in our EP segment, higher intangible asset amortization in our AMS segment as a result of the Conwed acquisition and higher interest expense. These factors were partially offset by the incremental operating profits from the Conwed acquisition, the favorable impact of higher organic sales and associated gross profits in our AMS segment and lower restructuring and impairment charges in 2017.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Net Sales
(dollars in millions)

	2016	2015	Change	Percent Change
Advanced Materials & Structures	$280.6	$180.2	$100.4	55.7%
Engineered Papers	559.3	583.9	(24.6)	(4.2)
Total	$839.9	$764.1	$75.8	9.9%

Net sales were $839.9 million in 2016 compared with $764.1 million in 2015. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Incremental AMS segment revenue from acquisitions	$106.5	13.9%
Changes in currency exchange rates	0.3	0.1
Changes in royalties	(1.2)	(0.2)
Changes in product mix, selling prices and sales volumes	(29.8)	(3.9)
Total	$75.8	9.9%

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

The EP segment net sales during the year ended December 31, 2016 of $559.3 million decreased by $24.6 million, or 4.2%, versus $583.9 million in the prior year.  The decrease in net sales was primarily the result of the $27.0 million net combined unfavorable impact of changes in volumes, mix of products sold and average selling prices, and $1.2 million of lower royalty income, partially offset by favorable net foreign currency impacts of $3.6 million, mainly from a stronger euro, in each case compared to the prior year.

Gross Profit
(dollars in millions)

				Percent Change	Percent of Net Sales
	2016	2015	Change		2016	2015
Net sales	$839.9	$764.1	$75.8	9.9%	100.0%	100.0%
Cost of products sold	583.2	539.7	43.5	8.1	69.4	70.6
Gross profit	$256.7	$224.4	$32.3	14.4%	30.6%	29.4%

Gross profit for the year ended December 31, 2016 increased by $32.3 million, or 14.4% to $256.7 million from $224.4 million in the prior year. The AMS segment benefited from $31.2 million in incremental gross profit associated with the operations of our newly acquired Argotec business, partially offset by $1.0 million in unfavorable net foreign currency impacts as well as a combined $3.7 million impact of a decline in net sales, primarily from planned reductions of low margin industrial sales and associated unfavorable fixed cost absorption along with a decline in sales of certain air filtration products which more than offset growth in other filtration end-markets. In the EP segment, the $0.5 million net favorable combined impact of operational improvements, lower input costs and net combined changes in volumes, mix of products sold and average selling prices, along with $5.5 million in favorable net foreign currency impacts and $1.0 million in lower distribution costs were partially offset by the $1.2 million impact of lower royalty income.

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

Restructuring and Impairment Expense
(dollars in millions)

				Percent Change	Percent of Net Sales
	2016	2015	Change		2016	2015
Advanced Materials & Structures	$21.3	$(0.2)	$21.5	N.M.	7.6%	(0.1)%
Engineered Papers	4.0	14.4	(10.4)	(72.2)	0.7	2.5
Unallocated expenses	0.3	0.4	(0.1)	(25.0)
Total	$25.6	$14.6	$11.0	75.3%	3.0%	1.9%
N.M. - Not Meaningful

The Company incurred total restructuring and impairment expense of $25.6 million in the year ended December 31, 2016, compared to $14.6 million in the year ended December 31, 2015, an increase of $11.0 million or 75.3%. In 2016, restructuring and impairment expenses consisted of $4.3 million related to severance expenses in the French, Brazilian and U.S. operations for ongoing accruals over the remaining service lives of affected employees related to previously announced actions as well as $0.6 million of impairment charges to certain of our Polish manufacturing equipment. Additionally, in the fourth quarter of 2016, in line with the Company's rebranding strategy, it was decided that the use of the DelStar trade name be discontinued in 2017. As a result, a $20.7 million impairment charge was recognized to adjust the carrying value of the DelStar trade name intangible asset to its estimated fair value as of December 31, 2016 based on expected future cash flows to be realized from the use of the name. The remaining value of this intangible was amortized over its remaining six month useful life, which was completed in the second quarter of 2017.

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

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2016	2015	Change		2016	2015
Advanced Materials & Structures	$9.0	$16.7	$(7.7)	(46.1)%	3.2%	9.3%
Engineered Papers	138.0	121.5	16.5	13.6	24.7	20.8
Unallocated expenses	(40.9)	(35.2)	(5.7)	16.2
Total	$106.1	$103.0	$3.1	3.0%	12.6%	13.5%

Operating profit was $106.1 million in the year ended December 31, 2016 compared with $103.0 million during the prior year.

The AMS segment's operating profit in the year ended December 31, 2016 was $9.0 million compared to $16.7 million in the prior year period. The decrease of $7.7 million, or 46.1% in the AMS segment's operating profit during the year ended December 31, 2016 compared to the prior-year period was partially caused by $21.5 million in increased restructuring and impairment expenses and $1.0 million in unfavorable net foreign currency impacts, partially offset by $17.7 million in incremental operating profit associated with the operations of our newly acquired Argotec business and $0.8 million in lower nonmanufacturing expenses. The AMS segment was also impacted by other factors, including a combined $3.7 million impact of a decline in net sales, including planned reductions of low margin industrial sales and associated unfavorable fixed cost absorption along with a decline in sales of certain air filtration products which more than offset growth in other filtration end-markets.

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

Non-Operating Expenses

Interest expense was $16.6 million in the year ended December 31, 2016, an increase of $6.9 million from $9.7 million in the year ended December 31, 2015.  The increase in interest expense is primarily due to higher average debt balances outstanding compared to the prior year in connection with the Argotec acquisition as well as the effect of the higher effective interest rate applied to borrowings under the Amended Credit Agreement executed in October 2015 when compared to our previous credit agreement.  The weighted average effective interest rate on our debt facilities was approximately 2.42% and 1.76% for the years ended December 31, 2016 and 2015, respectively.

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

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $4.8 million in the year ended December 31, 2016 compared with $6.6 million during the prior year and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volumes at CTS in the first half of 2016 compared to the prior-year period. In April 2016, CTM temporarily suspended production in order to bring its operations into compliance with newly effective emissions standards in China. In June, it resumed operations. This suspension did not have a material adverse impact on our financial results in 2016.

Discontinued Operations

Because we closed our Philippines plat as previously reported, the results of this plant were reported as discontinued operations for all periods presented. Consequently, this plant's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation.

Net Income and Income per Share

Net income in the year ended December 31, 2016 was $82.8 million, or $2.70 per diluted share, compared with $89.7 million, or $2.94 per diluted share, during the prior year period.  The decrease in net income was primarily due to higher expenses from interest and intangible asset amortization, the impact of sales declines in certain end-markets in the AMS segment along with lower income from our equity affiliates, lower interest income and impairment expense recognized due to the phase out of the DelStar trade name in 2017. These factors were partially offset by incremental income earned from the operations of our newly acquired Argotec business as well as lower restructuring expenses, primarily in our EP segment, and the net combined impact of operational improvements and net combined changes in volumes, mix of products sold, and average selling prices, along with overall favorable net foreign currency impacts.

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

As of December 31, 2017, $76.8 million of our $106.9 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $38.1 million for the year ended December 31, 2017. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. We recorded a provisional tax liability of $48.7 million relating to the one-time mandatory transition tax on our accumulated foreign earnings which we intend to pay over an eight-year payment schedule as prescribed by the Tax Act. We also revalued our deferred tax liability as a result of lower expected future tax rates, resulting in a $9.1million tax benefit. We established a partnership holding company in Luxembourg in 2014. As a result of the holding company structure, some of the foreign earnings flow directly to the U.S., and these earnings are no longer considered to be permanently reinvested overseas. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Capital spending for 2018 is projected to be approximately $40.0 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of December 31, 2017, we had net operating working capital of $184.2 million and cash and cash equivalents of $106.9 million, compared with net operating working capital of $124.1 million and cash and cash equivalents of $107.4 million as of December 31, 2016.  The 2017 year-over-year increase in net operating working capital is primarily due to increases in Accounts receivable and Inventories outstanding at December 31, 2017 compared to 2016 due to the addition of Conwed in 2017, and decreases in accrued income taxes. These factors were partially offset by a corresponding increase in Accounts payable due to the Conwed acquisition and a decrease in Assets held for sale outstanding at December 31, 2017. Changes in the amounts that make up these balances reflect the impacts of changes in currency exchange rates which are included in the changes in operating working capital presented on the Consolidated Statements of Cash Flow.

Cash Flows from Operating Activities ($ in millions)	For the Years Ended December 31,
	2017	2016	2015
Net income	$34.5	$82.8	$89.7
Less: Income (loss) from discontinued operations	0.1	—	(0.8)
Income from continuing operations	34.4	82.8	90.5
Non-cash items included in net income:
Depreciation and amortization	59.5	44.5	41.0
Impairment	4.6	21.3	6.7
Deferred income tax provision (benefit)	1.6	(13.5)	(6.7)
Pension and other postretirement benefits	3.8	3.8	4.2
Stock-based compensation	7.1	5.8	3.5
Income from equity affiliates	(2.5)	(4.8)	(6.6)
Gain on sale of intangible assets	—	(1.8)	(4.3)
Gain on sale of assets	(4.9)	—	—
Long-term income tax payable	36.7	—	—
Excess tax benefits of stock-based awards	—	0.2	(0.5)
Cash dividends received from equity affiliates	1.8	3.0	3.9
Other items	0.7	(0.6)	0.1
Net changes in operating working capital	(11.9)	(11.0)	12.8
Net cash provided (used) by operating activities of:
Continuing operations	130.9	129.7	144.6
Discontinued operations	0.1	—	0.1
Cash provided by operations	$131.0	$129.7	$144.7

Net cash provided by operations was $131.0 million in the year ended December 31, 2017 compared with $129.7 million in the prior year. Our net cash provided by operations increased primarily due to a $50.6 million year-over-year increase in non-cash add backs to net income, partially offset by lower net income of $48.3 million, a $0.9 million unfavorable year-over-year impact of a net change in operating working capital and $1.2 million in lower dividends received from equity affiliates.

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

Operating Working Capital ($ in millions)	For the Years Ended December 31,
	2017	2016	2015
Changes in operating working capital
Accounts receivable	$(0.9)	$3.1	$(18.0)
Inventories	(6.4)	(6.9)	1.3
Prepaid expenses	0.8	(0.5)	1.1
Accounts payable	4.7	(3.7)	6.5
Accrued expenses	(3.0)	0.8	3.7
Accrued income taxes	(7.1)	(3.8)	18.2
Net changes in operating working capital	$(11.9)	$(11.0)	$12.8

In 2017, net changes in operating working capital decreased cash flow by $11.9 million compared with an $11.0 million decrease in cash flow in the prior year. The 2017 reduction in cash flow from the net change in working capital was driven by increases in accounts receivable and inventories, and decreases in accrued income taxes, partially offset by increases in accounts payable.

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

Cash Flows from Investing Activities ($ in millions)	For the Years Ended December 31,
	2017	2016	2015
Capital spending	$(37.2)	$(27.8)	$(24.2)
Capitalized software costs	(3.5)	(2.8)	(0.9)
Acquisitions, net of cash acquired	(291.7)	—	(280.6)
Proceeds from sale of assets	7.0	—	—
Other	6.9	8.2	(8.0)
Cash used for investing	$(318.5)	$(22.4)	$(313.7)

Cash used for investing activities during 2017 was $318.5 million and consisted primarily of cash paid for the Conwed acquisition and capital spending, partially offset by $7.0 million received from the sale of assets.

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

Capital Spending

Capital spending was $37.2 million, $27.8 million and $24.2 million in 2017, 2016 and 2015, respectively.  During 2017, 2016 and 2015, capital spending was primarily related to maintenance capital spending, capacity additions to support growth in transportation and infrastructure end-markets, construction on AMS manufacturing facilities in China and Poland, and the rebuild of certain paper manufacturing lines.

We incur capital spending as necessary to meet legal requirements and otherwise in connection with the protection of the environment at our facilities in the U.S., United Kingdom, France, Belgium, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of less than $1.0 million in each of 2018 and 2019, of which no material amount is expected to be the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Flows from Financing Activities ($ in millions)	For the Years Ended December 31,
	2017	2016	2015
Cash dividends paid to SWM stockholders	$(51.9)	$(49.4)	$(46.9)
Net (repayments on) proceeds from borrowings	233.2	(135.4)	149.1
Payments for debt issuance costs	(0.6)	—	(7.4)
Purchases of common stock	(1.2)	(0.7)	(2.9)
Excess tax benefits of stock-based awards	—	(0.2)	0.5
Cash (used in) provided by financing	$179.5	$(185.7)	$92.4

During 2017, financing activities consisted primarily of net proceeds from borrowings of $233.2 million, primarily for the acquisition of Conwed, cash dividends of $51.9 million paid to SWM stockholders and share repurchases of $1.2 million.

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

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 21, 2018, we announced a cash dividend of $0.43 per share payable on March 23, 2018 to stockholders of record as of the close of business on March 2, 2018. Our Amended Credit Agreement covenants require that we maintain certain financial ratios, as disclosed in Note 13. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2017, 2016 and 2015, we repurchased 25,860 shares, 20,345 shares, and 63,365 shares, respectively, of our common stock at a cost of $1.2 million, $0.7 million and $2.9 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2017	2016	2015
Changes in short-term debt	$1.5	$—	$(0.4)
Proceeds from issuances of long-term debt	440.5	35.6	488.2
Payments on long-term debt	(208.8)	(171.0)	(338.7)
Net (repayments on) proceeds from borrowings	$233.2	$(135.4)	$149.1

Net proceeds from borrowings were $233.2 million during 2017. Absent any substantial acquisition(s) or any share repurchases, the Company does not expect to incur any significant additional borrowings during 2018, however the company could choose to refinance existing borrowings using the proceeds of new borrowings or debt securities.

In October 2015, Schweitzer-Mauduit International, Inc. entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The Term Loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries. Availability under the Amended Credit Agreement was $278.8 million as of December 31, 2017. We also had availability under our bank overdraft facilities and lines of credit of $20.0 million as of December 31, 2017.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at December 31, 2017. In December 2016, and effective upon consummation of the Conwed acquisition in January 2017, the company entered into an amendment to the Amended Credit Agreement which changed certain of its financial covenants as discussed in more detail in Note 13. Debt of the Notes to the Consolidated Financial Statements. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Amended Credit Agreement financial covenants.

Our total debt to capital ratios at December 31, 2017 and December 31, 2016 were 55.6% and 46.4%, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Current debt (1)	$6.9	$6.9	$—	$—	$—	$—	$—
Long-term debt (2)	683.1	—	5.2	434.6	4.4	236.0	2.9
Debt interest (3)	88.5	24.8	24.6	22.0	9.3	7.7	0.1
Restructuring obligations (4)	1.7	0.6	0.9	0.2	—	—	—
Minimum operating lease payments (5)	33.8	6.2	5.2	4.8	4.2	3.7	9.7
Purchase obligations - raw materials (6)	23.8	14.8	1.8	1.9	1.9	1.7	1.7
Purchase obligations - energy (7)	23.2	12.2	7.5	3.5	—	—	—
Tax Act transition obligation (8)	36.7	2.9	2.9	2.9	2.9	2.9	22.2
Other long-term liabilities (9) (10) (11) (12)	0.5	0.5	—	—	—	—	—
Total	$898.2	$68.9	$48.1	$469.9	$22.7	$252.0	$36.6

(1)	Current debt excludes debt issuance costs of $1.8 million; see Note 13, Debt. of the Notes to Consolidated Financial Statements.

(2)	Long-term debt excludes debt issuance costs of $3.9 million; see additional information regarding long-term debt in Note 13. Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2017. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. Since our debt is largely variable interest rate debt, applicable market interest rates were assumed to be the same as at December 31, 2017 for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2017, a 100 basis point increase in interest rates would increase our debt interest obligation by $3.2 million in 2018, taking into account the affect of the interest rate hedge transactions the Company has entered into as of December 31, 2017. For more information regarding our outstanding debt and associated interest rates, as well as hedging strategies in place which serve to fix the interest rate on a large portion of our debt, see Note 13. Debt, of the Notes to Consolidated Financial Statements.

(4)
Restructuring obligations are more fully discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments and Note 12. Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2017.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our plant in Quimperlé, France, in which a vendor operates an on-site calcium carbonate plant and our plant has minimum purchase quantities. See Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy co-generation supplier at our plants in Quimperlé, France and Spay, France, to supply steam for which our plants have minimum purchase commitments, (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our three French plants, (3) an energy supplier to supply a constant supply of electricity for our Pirahy plant in Brazil, and (4) an energy supplier has a contract to provide biomass at our Spay, France facility for the next two years. See Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act") into law, which requires a one-time transition tax on certain unpatriated earnings of foreign subsidiaries. Companies may elect to pay the tax over eight years based on an installment schedule outlined in the Tax Act. We intend to make this election and have reflected our provisional transition tax due by year as a contractual obligation. See Note. 16. Income Taxes, of the Notes to Consolidated Financial Statements for additional information.

(9)
Other long-term liabilities exclude $1.0 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2017.

(10)
Other long-term liabilities do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $131.9 million in assets at December 31, 2017. The combined projected benefit obligation ("PBO") of our U.S. and French pension plans was underfunded by $22.7 million and $30.6 million as of December 31, 2017 and 2016, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We did not make contributions to our U.S. and French pension plans during 2017. We expect 2018 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 17. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)
Other long-term liabilities do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $0.3 million and $0.4 million in the years ended December 31, 2017 and 2016, respectively. Based on this past experience, we currently expect our share of the net payments to be less than $1.0 million during 2018 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 17. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(12)	Other long-term liabilities relate to contractual commitments for capital projects.

Outlook

For the AMS segment, we expect our growth outlook to be driven by macro factors affecting our served end-markets, including filtration, infrastructure and construction, transportation, industrial, and medical, as well as industry demand for many of our key applications. We expect water and other specialty filtration applications, surface protection products within transportation, and our products for infrastructure and construction end-markets to deliver growth exceeding GDP, or other global growth benchmarks, over the long-term due to the relative strong demand for the specific products we provide. Generally, we believe that our sales into the industrial and medical end-markets will perform relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China. For the EP segment, we expect our outlook and performance to be driven by macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and the potential regulatory changes in the tobacco industry such as approvals of various new reduced-risk tobacco products or tax-related price increases. In addition, cigarette industry consolidation may play a role in affecting trends in the tobacco industry.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2018 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Argotec acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report as well as the following factors:

•
Recent changes to U.S. federal income tax law, the overall impact and interpretation of which remain uncertain and could be material, in addition to the extent to which states may conform to the newly enacted federal tax law as well as the impact of the tax reform on holders of our common stock;

•
Changes in sales or production volumes, pricing and/or manufacturing costs of reconstituted tobacco products, cigarette paper (including for LIP cigarettes), AMS end-market products due to changing customer demands (including any change by our customers in their tobacco and tobacco-related blends for their cigarettes, their target inventory levels and/or the overall demand for their products), new technologies such as e-cigarettes, inventory adjustments and rebalancings, competition or otherwise;

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

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, could impact the sales and profitability of our products;

•	Adverse changes in the oil, gas, automotive, construction and infrastructure, and mining sectors impacting key AMS segment customers;

•	Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs;

•	Employee retention and labor shortages;

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

•	Compliance with the FCPA and other anti-corruption laws or trade control laws, as well as other laws governing our operations;

•	The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;

•	Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, accounting standards, transparency and customer relations, among others;

•	A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;

•	The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil and France;

•	The outcome and cost of LIP-related intellectual property infringement and validity litigation in Europe and the European Patent Office opposition proceedings;

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations in the foreseeable future. As of December 31, 2017, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $3 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2017 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2017, a 100 basis point increase in interest rates would result in a $3 million decrease to our future annual pre-tax earnings, taking into account the affect of the interest rate hedge transactions the Company has entered into as of December 31, 2017. As of December 31, 2017, the Company does not have significant fixed-rate debt outstanding. As of December 31, 2017 the Company has entered into interest rate hedge transactions which have the effect of fixing the interest rate on approximately 54% of our debt subject to variable interest rates.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the AMS segment and wood pulp is our largest single component of raw material cost in our EP segment. The per pound price of resin is volatile and may impact the future results of our AMS segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2013 through December 2017, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, increased by approximately 35%. We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

In our AMS segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $13 million, assuming no compensating change in our selling prices.

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

Energy Supply and Cost Volatility

In France, Poland, China and in the U.S., availability of energy is generally reliable, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient electricity in the future, or that costs will remain stable.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $4 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Net sales	$982.1	$839.9	$764.1
Cost of products sold	699.8	583.2	539.7
Gross profit	282.3	256.7	224.4

Selling expense	33.3	25.3	22.2
Research expense	17.8	17.5	14.0
General expense	98.4	82.2	70.6
Total nonmanufacturing expenses	149.5	125.0	106.8

Restructuring and impairment expense	8.1	25.6	14.6
Operating profit	124.7	106.1	103.0
Interest expense	26.9	16.6	9.7
Other income, net	3.7	3.9	12.2
Income from continuing operations before income taxes and income from equity affiliates	101.5	93.4	105.5

Provision for income taxes	69.6	15.4	21.6
Income from equity affiliates, net of income taxes	2.5	4.8	6.6
Income from continuing operations	34.4	82.8	90.5
Gain (loss) from discontinued operations	0.1	—	(0.8)
Net income	$34.5	$82.8	$89.7

Net income (loss) per share - basic:
Income per share from continuing operations	$1.12	$2.71	$2.97
Loss per share from discontinued operations	—	—	(0.02)
Net income per share – basic	$1.12	$2.71	$2.95

Net income (loss) per share – diluted:
Income per share from continuing operations	$1.12	$2.70	$2.96
Loss per share from discontinued operations	—	—	(0.02)
Net income per share – diluted	$1.12	$2.70	$2.94

Weighted average shares outstanding:

Basic	30,407,100	30,310,900	30,251,400

Diluted	30,549,300	30,463,400	30,374,300
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$34.5	$82.8	$89.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	36.0	(16.7)	(54.4)

Unrealized gains (losses) on derivative instruments	2.0	13.2	(24.9)
Less: Reclassification adjustment for losses on derivative instruments included in net income	0.3	6.5	11.6

Net gain (loss) from postretirement benefit plans	8.3	(4.3)	(0.8)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	3.3	3.4	3.6
Other comprehensive income (loss)	49.9	2.1	(64.9)
Comprehensive income	$84.4	$84.9	$24.8
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$106.9	$107.4
Accounts receivable, net	149.4	115.1
Inventories	155.2	119.4
Income taxes receivable	3.4	—
Assets held for sale	12.8	17.3
Other current assets	5.4	5.1
Total current assets	433.1	364.3

Property, plant and equipment, net	361.9	307.4
Deferred income tax benefits	1.0	3.7
Investment in equity affiliates	68.5	63.8
Goodwill	341.3	229.5
Intangible assets	297.2	177.5
Other assets	39.5	27.5
Total assets	$1,542.5	$1,173.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$5.1	$3.0
Accounts payable	59.4	50.3
Income taxes payable	4.0	5.3
Accrued expenses	78.6	77.2
Total current liabilities	147.1	135.8

Long-term debt	679.1	437.4
Long-term income tax payable	36.7	—
Pension and other postretirement benefits	30.7	33.1
Deferred income tax liabilities	42.3	29.8
Other liabilities	59.9	29.3
Total liabilities	995.8	665.4
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 30,711,299 and 30,544,494 shares issued and outstanding at December 31, 2017 and 2016, respectively	3.1	3.1
Additional paid-in-capital	66.3	59.2
Retained earnings	566.7	585.3
Accumulated other comprehensive loss	(89.4)	(139.3)
Total stockholders' equity	546.7	508.3
Total liabilities and stockholders' equity	$1,542.5	$1,173.7
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	30,465,522	$3.0	$49.8	$512.7	$(76.5)	$489.0
Net income	—	$—	$—	89.7	$—	89.7
Other comprehensive loss, net of tax	—	—	—	—	(64.9)	(64.9)
Dividends declared ($1.54 per share)	—	—	—	(46.9)	—	(46.9)
Restricted stock issuances, net	68,264	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.3	—	—	3.3
Excess tax benefits of stock-based employee compensation	—	—	0.5	—	—	0.5
Stock issued to directors as compensation	3,728	—	0.1	—	—	0.1
Purchases and cancellation of common stock	(63,365)	—	—	(2.9)	—	(2.9)
Balance, December 31, 2015	30,474,149	$3.0	$53.7	$552.6	$(141.4)	$467.9
Net income	—	—	—	82.8	—	82.8
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Dividends declared ($1.62 per share)	—	—	—	(49.4)	—	(49.4)
Restricted stock issuances, net	84,105	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	5.5	—	—	5.5
Excess tax deficit of stock-based employee compensation	—	—	(0.2)	—	—	(0.2)
Stock issued to directors as compensation	6,585	—	0.2	—	—	0.2
Purchases and cancellation of common stock	(20,345)	—	—	(0.7)	—	(0.7)
Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income	—	—	—	34.5	—	34.5
Other comprehensive income, net of tax	—	—	—	—	49.9	49.9
Dividends declared ($1.69 per share)	—	—	—	(51.9)	—	(51.9)
Restricted stock issuances, net	186,867	—	—	—	—	—
Stock-based employee compensation expense	—	—	6.9	—	—	6.9
Stock issued to directors as compensation	5,798	—	0.2	—	—	0.2
Purchases and cancellation of common stock	(25,860)	—	—	(1.2)	—	(1.2)
Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
Operations
Net income	$34.5	$82.8	$89.7
Less: Gain (loss) from discontinued operations	0.1	—	(0.8)
Income from continuing operations	34.4	82.8	90.5
Non-cash items included in net income:
Depreciation and amortization	59.5	44.5	41.0
Impairment	4.6	21.3	6.7
Deferred income tax provision (benefit)	1.6	(13.5)	(6.7)
Pension and other postretirement benefits	3.8	3.8	4.2
Stock-based compensation	7.1	5.8	3.5
Income from equity affiliates	(2.5)	(4.8)	(6.6)
Gain on sale of intangible assets	—	(1.8)	(4.3)
Gain on sale of assets	(4.9)	—	—
Long-term income tax payable	36.7	—	—
Excess tax deficit (benefit) of stock-based awards	—	0.2	(0.5)
Cash dividends received from equity affiliates	1.8	3.0	3.9
Other items	0.7	(0.6)	0.1
Changes in operating working capital:
Accounts receivable	(0.9)	3.1	(18.0)
Inventories	(6.4)	(6.9)	1.3
Prepaid expenses	0.8	(0.5)	1.1
Accounts payable	4.7	(3.7)	6.5
Accrued expenses	(3.0)	0.8	3.7
Accrued income taxes	(7.1)	(3.8)	18.2
Net changes in operating working capital	(11.9)	(11.0)	12.8
Net cash provided by operating activities of:
- Continuing operations	130.9	129.7	144.6
- Discontinued operations	0.1	—	0.1
Cash provided by operations	131.0	129.7	144.7
Investing
Capital spending	(37.2)	(27.8)	(24.2)
Capitalized software costs	(3.5)	(2.8)	(0.9)
Acquisitions, net of cash acquired	(291.7)	—	(280.6)
Proceeds from sale of assets	7.0	—	—
Other investing	6.9	8.2	(8.0)
Cash used for investing	(318.5)	(22.4)	(313.7)
Financing
Cash dividends paid to SWM stockholders	(51.9)	(49.4)	(46.9)
Changes in short-term debt	1.5	—	(0.4)
Proceeds from issuances of long-term debt	440.5	35.6	488.2
Payments on long-term debt	(208.8)	(171.0)	(338.7)
Payments for debt issuance costs	(0.6)	—	(7.4)
Purchases of common stock	(1.2)	(0.7)	(2.9)
Excess tax (deficit) benefit of stock-based awards	—	(0.2)	0.5
Cash provided by (used in) financing	179.5	(185.7)	92.4
Effect of exchange rate changes on cash and cash equivalents	7.5	(0.7)	(27.2)
Decrease in cash and cash equivalents	(0.5)	(79.1)	(103.8)
Cash and cash equivalents at beginning of period	107.4	186.5	290.3
Cash and cash equivalents at end of period	$106.9	$107.4	$186.5
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or SWM or the Company, headquartered in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. The Company maintains two operating product line segments: Advanced Materials and Structures and Engineered Papers.

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

We conduct business in over 90 countries and operate 23 production locations worldwide, with facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, produces RTL.

As used in this 2017 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

The Company uses the equity method to account for its investments in two joint ventures with the China National Tobacco Corporation (see Note 8. Joint Ventures). Investment in equity affiliates represents the Company’s investment in these joint ventures. The Company’s 50% share of the net income (loss) of the joint ventures is included in the consolidated statements of income as income (loss) from equity affiliates.

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

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $3.9 million, $8.3 million and $9.6 million of royalty income during 2017, 2016 and 2015 respectively, which is included in net sales in the Consolidated Statements of Income.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from re-measurement and settlement of such transactions and balances, included in other income (expense), net, were a loss of $3.5 million, a loss of $0.2 million and a gain of $0.8 million in 2017, 2016 and 2015, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. See Note 14. Derivatives, for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $0.2 million, $1.8 million, and $2.6 million in 2017, 2016 and 2015, respectively.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. Goodwill may be evaluated using a qualitative evaluation and/or a two-step test at the reporting unit level. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, the Company performs the second step. In the second step, the Company determines an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 9. Goodwill for further discussion of the Company's annual impairment test results. During the annual testing in the fourth quarter of 2017, the estimated fair value of each of the Company's reporting units was in excess of its respective carrying value.

We have acquired trade names that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, category share, business history, product life cycle and operating plans. Indefinite-lived intangibles are evaluated for impairment annually during the fourth quarter. Additionally, when certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived trade names may be adjusted to a determinable life or an impairment charge may be

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded. In the fourth quarter of 2016, the Company made a strategic decision to transition away from certain legacy business trade names associated with our recent acquisitions in favor of a streamlined SWM branding approach. As a result, during the fourth quarter of 2016, the Company recognized an impairment loss related to the DelStar trade name, the financial impact of which is described in Note 10. Intangible Assets.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $1.1 million, $1.0 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accumulated amortization of capitalized software costs was $35.4 million and $31.5 million at December 31, 2017 and 2016, respectively.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. See Note 11. Other Assets for additional information.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected SWM, which include, but are not limited to, a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate. See Note 17. Postretirement and Other Benefits for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the Consolidated Statements of Comprehensive Income. Reclassification adjustments of derivative instruments are presented in Net sales and Interest expense in the Consolidated Statements of Income. See Note 14. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 17. Postretirement and Other Benefits.

Components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	December 31,
	2017	2016
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $13.8 million and $17.6 million at December 31, 2017 and 2016, respectively	$(24.9)	$(36.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $0.2 million and $3.0 million at December 31, 2017 and 2016, respectively	0.4	(1.9)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $4.5 million and $0.0 million at December 31, 2017 and 2016, respectively	(64.9)	(100.9)
Accumulated other comprehensive loss	$(89.4)	$(139.3)

Changes in the components of accumulated other comprehensive income (loss) were as follows ($ in millions):

	For the Years Ended December 31,
	2017			2016			2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$15.4	$(3.8)	$11.6	$3.4	$(4.3)	$(0.9)	$1.9	$0.9	$2.8
Derivative instrument adjustments	5.1	(2.8)	2.3	23.0	(3.3)	19.7	(13.6)	0.3	(13.3)
Unrealized foreign currency translation adjustments	31.5	4.5	36.0	(16.7)	—	(16.7)	(54.4)	—	(54.4)
Total	$52.0	$(2.1)	$49.9	$9.7	$(7.6)	$2.1	$(66.1)	$1.2	$(64.9)

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of shares related to continued service requirements as they occur. A summary of outstanding restricted stock awards as of December 31, 2017 and 2016 is included in Note 18. Stockholders' Equity.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The Company adopted this ASU effective January 1, 2018, utilizing the modified retrospective transition approach upon adoption. This approach requires an adjustment upon adoption to the financial statements to reflect the cumulative impact of the guidance and results in no change to prior period financial statements. Based on the evaluation of the provisions included in the new guidance, along with the related updates discussed below, the adoption of this guidance will not materially impact the amount or timing of revenues recognized in the consolidated financial statements or materially affect our financial position.

The Company has two main sources of revenue: product sales and materials conversion. The Company recognizes product sales revenues when control of a product is transferred to the customer. For the majority of product sales, transfer of control occurs when the products are shipped from one of the Company’s manufacturing facilities to the customer. The cost of delivering finished goods to the Company’s customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in net sales. The Company provides services to customers in conversion of customer-owned raw materials into processed finished goods. In these transactions, the Company generally recognizes revenue as processing occurs.

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. Any variable consideration, such as discounts or price concessions, is set forth in the terms of the contract at inception, and is included in the assessment of the transaction price at the outset of the arrangement. The transaction price is allocated to the individual performance obligations due under the contract based on the relative stand-alone fair value of the performance obligations identified in the contract. The Company typically uses an observable price to determine the stand-alone selling price for separate performance obligations. Depending on the terms of an arrangement, the Company may defer the recognition of a portion of the consideration received or receivable, including amounts considered refundable, which is dependent on satisfaction of a future performance obligation.

Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions and other costs to obtain a contract when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using the Last-in, First-out or the retail inventory method. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company adopted this guidance as of January 1, 2017. Adoption of ASU 2015-11 did not have an impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This standard makes several modifications to existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company adopted this guidance as of January 1, 2017. Adoption of ASU 2016-09 did not have an impact on the consolidated financial statements.

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently in the process of finalizing the financial statement disclosures required under ASU 2014-09 that will be incorporated in the Company's Form 10-Q for the first quarter of 2018 upon adoption of the guidance but does not expect that adoption of these updates will materially affect our financial position or materially impact the amount or timing of revenues recognized in the consolidated financial statements, as discussed above.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 718): Intra-Entity Transfers of Assets Other Than Inventory." This standard states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thus eliminating the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company will adopt this ASU effective January 1, 2018, utilizing the modified retrospective basis transition approach

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon adoption. The adoption of this guidance will result in a cumulative-effect adjustment directly to retained earnings of $2.2 million as of January 1, 2018.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company will adopt this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance will result in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment. The adoption of this guidance will have no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting". This amendment clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The amendments in ASU 2017-09 will be implemented on a prospective basis in the first quarter of 2018 and are not expected to have a material impact on the Company's financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted and should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." In February 2018, this ASU was issued following the enactment of the Tax Cuts and Jobs Act (the "Tax Act") of 2017. This ASU allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. ASU 2018-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early adoption is permitted and should be applied either in the period of adoption or

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Note 3. Business Acquisitions

On January 20, 2017, the Company completed the acquisition of Conwed pursuant to the Equity Interest Purchase Agreement, dated as of December 14, 2016, by and among the Company, Delstar Technologies, Inc., Baldwin Enterprises, Inc., Conwed and Leucadia National Corporation. As a result of the transaction, Conwed and its subsidiaries became wholly-owned indirect subsidiaries of the Company. The acquisition of Conwed expanded and continued the diversification of SWM's global presence in advanced materials and has been integrated into the Company's AMS segment.

The consideration transferred to acquire Conwed was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. There were no changes to the assumptions underlying the estimated fair value calculation during the year ended December 31, 2017. As of December 31, 2017, the balance of the contingent liability was $9.5 million, including $0.9 million in accretion year-to-date.

The purchase price for Conwed was funded from the Company’s borrowings under the First Amendment to Second Amended and Restated Credit Agreement, while the purchase price for Conwed NV was funded from cash on hand. See Note 13. Debt, for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration paid for Conwed and the final fair values of the assets acquired and liabilities assumed as of the January 20, 2017 acquisition date were as follows ($ in millions):

Fair Value as of January 20, 2017
Cash and cash equivalents	$3.3
Accounts receivable	15.4
Inventory	20.6
Other current assets	1.1
Property, plant and equipment	31.7
Identifiable intangible assets	134.4
Total assets	206.5

Accounts payable	8.2
Deferred tax liabilities	0.9

Net assets acquired	197.4

Goodwill	106.2

Total consideration	$303.6

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

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Conwed's revenue growth and potential operational synergies from combining the SWM and Conwed businesses and workforces as well as the benefits of access to different markets and customers. Goodwill from the Conwed acquisition was assigned to the AMS reportable segment. The goodwill was determined on the basis of the fair values of the assets and liabilities identified as part of the transaction. The goodwill acquired in connection with Conwed and its domestic subsidiaries is expected to be deductible for tax purposes. The goodwill associated with Conwed NV is not expected to be deductible for tax purposes.

For the years ended December 31, 2017 and 2016, the Company recognized $0.2 million and $1.4 million, respectively, in direct and indirect acquisition-related costs. For the year ended December 31, 2017, the Company incurred $0.6 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

The amounts of Net sales and Income from continuing operations of Conwed included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
January 21, 2017 - December 31, 2017	$141.3	$11.9

The amounts of the unaudited pro forma Net sales and Income from continuing operations of the combined entity had the acquisition date been January 1, 2016 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2017 Supplemental Pro Forma from January 1, 2017 - December 31, 2017	$989.8	$31.1
2016 Supplemental Pro Forma from January 1, 2016 - December 31, 2016	984.1	90.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total consideration paid by the Company was $282.7 million in cash, subject to certain customary post-closing adjustments, primarily for the adjusted value of working capital at the acquisition date. The acquisition was financed using borrowings under the Company's Amended Credit Agreement, see Note 13. Debt, for additional information.

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

	Fair Value as of October 28, 2015	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$115.9	15
Non-competition agreements	1.7	4
Indefinite-lived intangible assets:
Trade names	12.9	Indefinite
Total	$130.5

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Discontinued Operations

The Company's former paper plant in San Pedro, Philippines has been reported as discontinued operations. This operation was previously presented as a component of the EP segment. For all periods presented, results of this plant have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other Assets and Accrued Expenses within the Consolidated Balance Sheets were the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31, 2017	December 31, 2016
Assets of discontinued operations:
Current assets	$1.0	$1.0
Other assets	2.4	2.5

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2017	2016	2015
Net sales	$—	$—	$—
Other income (expense)	0.1	—	(0.7)
Loss from discontinued operations before income taxes	0.1	—	(0.7)
Income tax (provision) benefit	—	—	(0.1)
Loss from discontinued operations	0.1	—	(0.8)

Note 5. Accounts Receivable

Accounts receivable are summarized as follows ($ in millions):

	December 31,
	2017	2016
Trade receivables	$120.2	$98.2
Business tax credits, including VAT	4.3	3.1
Hedge contracts receivable	4.8	1.0
Other receivables	21.1	13.6
Less allowance for doubtful accounts and sales discounts	(1.0)	(0.8)
Total accounts receivable	$149.4	$115.1

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

	December 31,
	2017	2016
Raw materials	$50.4	$40.9
Work in process	21.3	23.9
Finished goods	74.2	44.9
Supplies and other	9.3	9.7
Total	$155.2	$119.4

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2017	2016
Land and improvements	$15.3	$11.2
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	145.1	118.5
Machinery and equipment (5 to 20 years)	621.9	526.1
Construction in progress	28.1	28.3
Gross property, plant and equipment	810.4	684.1
Less: Accumulated depreciation	448.5	376.7
Property, plant and equipment, net	$361.9	$307.4

Depreciation expense was $35.7 million, $29.4 million and $30.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. During 2015, the physical assets of our RTL facility in the Philippines were reclassified from Property, plant and equipment, net to Assets held for sale on our Consolidated Balance Sheets. At December 31, 2017, the net realizable value of these assets was $12.8 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Joint Ventures

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating Company under China’s State Tobacco Monopoly Administration. CNTC and the Company’s subsidiary, Schweitzer-Mauduit International China, Limited, or SM-China, each own 50% of each of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD, or CTS, produces reconstituted tobacco leaf products. The joint ventures pay to each the Company and CNTC sales-based royalties and management fees, of which SWM recognized $2.1 million, $2.0 million and $2.9 million in 2017, 2016 and 2015, respectively, in other income, net in the consolidated statements of income.

The Company uses the equity method to account for its ownership interest in both joint ventures. At December 31, 2017 and 2016, the Company’s equity investment in joint ventures was $68.5 million and $63.8 million, respectively. The Company’s share of the net income (loss) was included in income (loss) from equity affiliates within the consolidated statements of income. Below is summarized balance sheet information as of December 31, 2017 and 2016, and statement of operations information of the China joint ventures for the years ended December 31, 2017, 2016 and 2015 ($ in millions):

	December 31,
	2017	2016
Current assets	$112.4	$118.6
Noncurrent assets	205.3	201.7
Current liabilities	64.8	69.6
Long-term liabilities	114.7	122.0
Stockholder's equity	138.2	128.7

Summary financial results of joint ventures were as follows ($ in millions):

	For the Years Ended December 31,
	2017	2016	2015
Net sales	$105.0	$107.5	$122.0
Gross profit	28.8	36.5	42.7
Net income	4.9	9.5	13.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2017, 2016 and 2015 resulted in no impairment. Each of the Company's two reportable segments, AMS and EP, have goodwill. There are no accumulated impairment losses in the AMS segment as of December 31, 2017. The EP segment has recorded $2.7 million in accumulated impairment losses in previous years.

The changes in the carrying amount of goodwill for each reportable segment were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2015	$228.5	$4.8	$233.3
Goodwill adjusted during the year	(0.2)	—	(0.2)
Foreign currency translation adjustments	(3.5)	(0.1)	(3.6)
Goodwill as of December 31, 2016	$224.8	$4.7	$229.5
Goodwill acquired during the year	106.2	—	106.2
Foreign currency translation adjustments	5.1	0.5	5.6
Goodwill as of December 31, 2017	$336.1	$5.2	$341.3

Note 10. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$32.9	$—	$(2.3)	$245.7
Developed technology	34.0	6.0	—	(0.1)	28.1
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.1	—	—	1.8
Patents	1.5	0.3	—	—	1.2
Total	$337.4	$42.0	$20.7	$(2.1)	$276.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.4)	$20.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$168.3	$15.9	$—	$3.1	$149.3
Developed technology	15.9	3.6	—	0.4	11.9
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	—	20.7	0.3	0.8
Non-compete agreements	1.7	0.5	—	—	1.2
Patents	1.5	0.2	—	—	1.3
Engineered Papers
Customer-related intangibles	10.0	10.0	—	—	—
Total	$220.1	$31.1	$20.7	$3.8	$164.5

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$12.9	$—	$—	$(0.1)	$13.0

Amortization expense of intangible assets was $20.9 million, $12.3 million and $5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Incremental amortization expense of intangible assets for the Conwed acquisition was $8.2 million for the year ended December 31, 2017. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method.

In our AMS segment, the Company made a strategic decision to transition away from certain legacy business trade names associated with its recent acquisitions in favor of a streamlined SWM branding approach. As a result of adopting this branding strategy, in the fourth quarter of 2016, the Company recognized an impairment expense of $20.7 million, representing a write-down of the DelStar trade name intangible asset to its fair market value, leaving a remaining balance of $0.8 million, which was fully amortized over the first six months of 2017, as the DelStar trade name is phased out. The carrying value of the DelStar trade name has been reclassified from Unamortized Intangible Assets to Amortized Intangible assets in the table above as of December 31, 2016.

The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

For the year ended December 31,	Estimated Amortization Expense
2018	$20.7
2019	20.6
2020	20.3
2021	20.3
2022	20.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2017	2016
Capitalized software costs, net of accumulated amortization	$7.4	$4.4
Business tax credits, including VAT and ICMS (net of $10.6 million and $11.5 million reserve as of December 31, 2017 and 2016, respectively)	2.4	2.5
Grantor trust assets	12.2	10.3
Net pension assets	4.6	—
Long-term supplies inventory	7.0	6.0
Other assets	5.9	4.3
Total	$39.5	$27.5

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

Note 12. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $8.1 million, $25.6 million and $14.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.

The Company incurred $2.7 million, $21.3 million and reversed $0.2 million in restructuring and impairment expenses during the years ended December 31, 2017, 2016 and 2015, respectively, within the AMS segment. Restructuring and impairment expense for the year ended December 31, 2017 consisted of $2.6 million in severance accruals for employees at our U.S. and Belgium manufacturing operations, as well as $0.1 million in impairment charges at one of our U.S. manufacturing facilities. During 2016, $20.7 million of the expense in the AMS segment was attributable to the impairment of the DelStar trade name, as discussed in Note 10. Intangible Assets. The remaining amount in 2016 and the total expense in 2015 related to accruals for severance incurred during the acquisition of the assets from Smith & Nephew in December 2014.

In the EP segment, restructuring and impairment expenses were $5.3 million, $4.0 million and $14.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. During 2017, restructuring and impairment expenses in the EP segment consisted of $0.8 million in severance accruals for employees at our manufacturing facilities in the U.S. and France, as well as an impairment charge of $4.0 million at our Philippines RTL location, and impairment charges totaling $0.5 million at our French and United States manufacturing facilities.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Company incurred $0.1 million, $0.3 million, and $0.4 million in 2017, 2016, and 2015, respectively, in restructuring expenses related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the Consolidated Balance Sheets as of December 31, 2017 and 2016. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2017	2016
Balance at beginning of year	$4.3	$7.7
Accruals for announced programs	3.5	4.3
Cash payments	(6.4)	(8.4)
Exchange rate impacts	0.3	0.7
Balance at end of period	$1.7	$4.3

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

In early 2015, the Company made the decision to dispose of the Company’s mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the equipment at this location, along with the land and building associated with the property, from Property, plant and equipment, net, to Assets held for sale on the consolidating balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of December 31, 2015, all of the physical assets of this entity were classified as Assets held for sale. As discussed above, during the year ended December 31, 2015, the Company incurred $5.2 million in impairment expense to write-down the carrying value of these assets to the net realizable value. Additional impairment charges of $4.0 million were recognized on these assets during the year ended December 31, 2017. There were no impairment charges related to these assets recorded during 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Debt

Total debt, net of debt issuance costs, is summarized in the following table ($ in millions):

	December 31, 2017	December 31, 2016
Term loan A-1	$60.0	$60.0
Term loan A-2	244.4	246.9
Revolving credit agreement - U.S. dollar borrowings	344.5	131.0
Revolving credit agreement - Euro borrowings	26.4	—
French employee profit sharing	9.1	9.5
Long-term capital lease obligations	4.1	—
Other	1.5	—
Debt issuance costs	(5.8)	(7.0)
Total debt	684.2	440.4
Less: Current debt	(5.1)	(3.0)
Long-term debt	$679.1	$437.4

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

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin, which ranges from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, is adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined by the Amended Credit Agreement. As of December 31, 2017, the average applicable interest rate on Amended Credit Agreement borrowings was 3.60% on US Revolving Credit Facility borrowings, 2.00% on Euro Revolving Credit Facility borrowings, 3.63% on Term Loan A-1 borrowings and 3.88% on Term Loan A-2 borrowings.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type. The Company was in compliance with all of its covenants under the Amended Credit Agreement at December 31, 2017.

French Employee Profit Sharing

At both December 31, 2017 and 2016, long-term debt other than the Amended Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 1.15% and 0.80% at December 31, 2017 and 2016, respectively, and are generally payable in the fifth year subsequent to the year in which the profit sharing is accrued.

Bank Overdrafts

The Company also had bank overdraft facilities of $20.0 million and $27.3 million, at December 31, 2017 and 2016, respectively, of which none was outstanding at either December 31, 2017 or 2016. Interest is incurred on outstanding amounts at market rates and was 0.24% and 0.14%, respectively, at December 31, 2017 and 2016. No commitment fees are paid on the unused portion of these facilities.

Rate Swap Agreements

The Company maintained a forward interest rate swap agreement on a portion of its long-term debt as of December 31, 2017 that will fix the LIBOR rate on $50.0 million of the Company's variable-rate long-term debt as of October 2014 at a predetermined rate plus a credit spread through the end of October 2018. See Note 14. Derivatives for more information.

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three-year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR.

On January 20, 2017, the Company also entered into a three-year cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €93.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 1.65% per annum and pay to our swap counterparty Euro interest at a fixed rate of -0.18% per annum.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayments

Under the Amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2017 such that those amounts are not expected to be repaid prior to the December 2020 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of December 31, 2017 ($ in millions):

2018	$6.9
2019	5.2
2020	434.6
2021	4.4
2022	236.0
Thereafter	2.9
Total	$690.0

Fair Value of Debt

At December 31, 2017 and 2016, the estimated fair values of the Company's current and long-term debt approximated the respective carrying amounts, as the interest rates were variable and based on current market indices.

Debt Issuance Costs

In conjunction with the First Amendment, the Company capitalized approximately $0.6 million in deferred debt issuance costs which will be amortized over the term of the related debt instruments. In conjunction with the Amended Credit Agreement, the Company capitalized approximately $7.4 million, in the fourth quarter of 2015, in deferred debt issuance costs associated with the new facility which will be amortized over the term of the related debt instruments. As of December 31, 2017 and 2016, the Company's total deferred debt issuance costs totaled $5.8 million and $7.0 million, respectively.

Amortization expense of $1.8 million and $1.7 million was recorded during the years ended December 31, 2017 and 2016, respectively, and has been included as a component of Interest Expense in the accompanying Consolidated Statements of Income. Following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2017 ($ in millions):

2018	$1.8
2019	1.8
2020	1.6
2021	0.3
2022	0.3
Total	$5.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Derivatives

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

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three-year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR.

On January 20, 2017, the Company also entered into a three-year cross-currency swap with a major financial institution N.A. designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €93.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 1.65% per annum and pay to our swap counterparty Euro interest at a fixed rate of -0.18% per annum.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2017 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$4.7	Accrued expenses	$0.2
Foreign exchange contracts	Other assets	—	Other liabilities	14.2
Interest rate contracts	Other assets	2.0	Other liabilities	—
Total derivatives designated as hedges		$6.7		$14.4

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable	$0.1	Accounts payable	$—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$6.8		$14.4

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Loss Reclassified from AOCI, Net of Tax
	2017	2016	2015	2017	2016	2015
Foreign exchange contracts	$1.6	$13.3	$(24.4)	$0.9	$(5.9)	$(11.1)
Interest rate contracts	0.4	(0.1)	(0.5)	(1.2)	(0.6)	(0.5)
Total	$2.0	$13.2	$(24.9)	$(0.3)	$(6.5)	$(11.6)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2017, 2016 or 2015.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2017	2016	2015
Interest rate contracts	$—	$—	$—
Foreign exchange contracts	2.7	1.0	(1.5)
Total	$2.7	$1.0	$(1.5)

Note 15. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2017	2016
Accrued salaries, wages and employee benefits	$46.9	$39.2
Other accrued expenses	31.7	38.0
Total	$78.6	$77.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

For financial reporting purposes, income before income taxes includes the following components ($ in millions):

	For the Years Ended December 31,
	2017	2016	2015
United States	$42.6	$27.7	$41.6
Foreign	58.9	65.7	63.9
Total	$101.5	$93.4	$105.5

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2017	2016	2015
Current income taxes:
U.S. federal	$53.2	$14.3	$13.0
U.S. state	0.6	0.1	1.1
Foreign	14.2	17.2	14.2
	68.0	31.6	28.3
Deferred income taxes:
U.S. federal	(1.3)	(2.7)	(5.8)
U.S. state	2.9	(4.0)	0.1
Foreign	—	(9.5)	(1.0)
	1.6	(16.2)	(6.7)
Total	$69.6	$15.4	$21.6

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$35.6	35.0%	$32.6	35.0%	$36.9	35.0%
Foreign income tax rate differential	0.7	0.7	(9.0)	(9.6)	(16.2)	(15.4)
State income tax, net of federal benefit	2.7	2.6	(2.5)	(2.7)	1.1	1.1
Domestic production deduction	(2.4)	(2.3)	(0.9)	(1.0)	(1.5)	(1.4)
Remeasurement of deferred taxes for tax law change	(11.8)	(11.7)	(7.0)	(7.5)	—	—
Adjustments to valuation allowances	(2.8)	(2.8)	3.5	3.7	1.4	1.3
U.S. tax reform transition tax	51.4	50.6	—	—	—	—
Other, net	(3.8)	(3.5)	(1.3)	(1.4)	(0.1)	(0.1)
Provision for income taxes	$69.6	68.6%	$15.4	16.5%	$21.6	20.5%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. On December 22, 2017, the SEC

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we have determined certain provisional amounts and reasonable estimates at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of the Act. In accordance with SAB 118, we have determined the provisional amounts and reasonable estimates of the transition tax and deferred tax remeasurement at December 31, 2017. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of the Act. We will complete our analysis over this measurement period ending December 22, 2018 and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The Company has not accounted for the tax impacts related to state taxes, the Global Intangible Low Tax Income, Base Erosion Anti Abuse Tax or Foreign Derived Intangible Income regimes or any of the other provisions of the Tax Legislation that are not effective until fiscal year 2018.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the Transition Tax, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, including undistributed foreign earnings. While the Transition Tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation and have provisionally determined that we will not be repatriating any previously deemed indefinitely reinvested earnings.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2017	2016
Deferred Tax Assets
Receivable allowances	$0.4	$0.2
Reserves and accruals	3.8	3.9
Inventory and other assets	0.7	2.3
Postretirement and other employee benefits	15.9	20.0
Net operating loss and tax credit carryforwards	94.1	104.8
Intangibles	73.6	76.6
Other	4.7	0.1
	193.2	207.9
Less: Valuation allowance	(182.5)	(194.8)
Net deferred income tax assets	$10.7	$13.1

Deferred Tax Liabilities
Net fixed assets	$(40.5)	$(34.4)
Investment in subsidiaries	(9.8)	(4.1)
Derivatives	(1.3)	—
Other	(0.4)	(0.7)
Net deferred income tax liabilities	$(52.0)	$(39.2)

Total net deferred income tax liabilities	$(41.3)	$(26.1)

As of December 31, 2017 the Company had approximately $92.8 million of tax affected operating loss carryforwards available to reduce future taxable income in various jurisdictions which will expire on various dates as follows:

2017
2018-2022	$3.4
2023-2034	12.7
Indefinite	76.7
92.8

In addition, the Company has $1.3 million of state tax credits that will expire between 2018 - 2036.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets as of December 31, 2017, in Luxembourg, Spain and the Philippines total $166.3 million, $9.1 million and $2.7 million respectively, fully reserving the net deferred tax asset balances in these locations. In addition, there is a valuation allowance on a tax credit receivable of $3.4 million in Brazil. We believe that it is more likely than not that the benefit from certain state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.0 million on the related deferred tax assets.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

	December 31,
	2017	2016	2015
Uncertain tax position balance at beginning of year	$2.4	$0.9	$1.8
Increases related to current year tax positions	0.3	2.0	—
Increases related to prior year tax positions	0.4	—	—
Decreases related to prior year tax positions	(2.0)	—	—
Decreases related to expiration of statute of limitations	(0.1)	(0.5)	(0.9)
Uncertain tax position balance at end of year	$1.0	$2.4	$0.9

The liability for unrecognized tax benefits included $1.1 million as of December 31, 2017 that if recognized would impact the Company's effective tax rate. We believe that it is reasonably possible that a decrease of up to approximately $0.2 million in unrecognized tax benefits may be recognized by the end of 2018 as a result of a lapse of the statute of limitations and other regulatory filings. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income. There were no material income tax penalties or interest accrued during the years ended December 31, 2017, 2016 and 2015.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Currently, the company is under U.S. audit for tax years 2014 and 2015. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
Belgium	2014-2016
Brazil	2012-2016
Canada	2010-2016
China	2014-2016
France	2015-2016
Germany	2013-2016
Hong Kong	2011-2016
Luxembourg	2013-2016
Philippines	2014-2016
Poland	2012-2016
Spain	2013-2016
United Kingdom	2011-2016
United States
Federal	2014-2016
State	2014-2016

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Postretirement and Other Benefits

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2017 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2017 and 2016 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2017	2016	2017	2016	2017	2016
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$123.2	$123.4	$32.4	$32.2	$1.4	$1.7
Service cost	—	—	1.1	1.0	—	—
Interest cost	4.8	5.2	0.4	0.4	0.1	0.1
Actuarial (gain) loss	3.9	2.4	(2.6)	2.1	0.2	—
Participant contributions	—	—	—	—	0.1	0.1
Gross benefits paid	(7.8)	(7.8)	(5.7)	(3.0)	(0.4)	(0.5)
Currency translation effect	—	—	4.9	(0.3)	—	—
PBO at end of year	$124.1	$123.2	$30.5	$32.4	$1.4	$1.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	118.9	116.7	6.1	8.4	—	—
Actual return on plan assets	17.6	10.0	0.2	0.1	—	—
Employer contributions	—	—	1.9	0.7	0.3	0.4
Participant contributions	—	—	—	—	0.1	0.1
Gross benefits paid	(7.8)	(7.8)	(5.6)	(2.9)	(0.4)	(0.5)
Currency translation effect	—	—	0.6	(0.2)	—	—
Fair value of plan assets at end of year	$128.7	$118.9	$3.2	$6.1	$—	$—
Funded status at end of year	$4.6	$(4.3)	$(27.3)	$(26.3)	$(1.4)	$(1.4)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PBO, ABO and fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2017 and 2016 as follows ($ in millions):

	United States		France
	2017	2016	2017	2016
PBO	$124.1	$123.2	$30.5	$32.4
ABO	124.1	123.2	25.6	28.2
Fair value of plan assets	128.7	118.9	3.2	6.1

As of December 31, 2017, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$27.1	$12.5	$0.6
Prior service credit	—	(3.4)	(0.2)
Accumulated other comprehensive loss	$27.1	$9.1	$0.4

The amounts in accumulated other comprehensive loss at December 31, 2017, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2018 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(3.5)	$(1.1)	$(0.3)
Amortization of prior service credit	—	0.3	0.1
Total	$(3.5)	$(0.8)	$(0.2)

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2017 and 2016 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2017	2016	2017	2016	2017	2016
Discount rate	3.60%	4.11%	1.14%	1.12%	3.59%	4.09%
Rate of compensation increase	—%	—%	1.75%	1.90%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2017, 2016 and 2015 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$1.1	$1.0	$1.3	$—	$—	$—
Interest cost	4.8	5.2	5.0	0.4	0.4	0.4	0.1	0.1	0.1
Expected return on plan assets	(6.4)	(6.8)	(7.0)	(0.2)	(0.2)	(0.3)	—	—	—
Amortizations and other	3.2	3.8	5.1	1.4	1.1	0.2	0.2	0.2	(0.2)
Net periodic benefit cost	$1.6	$2.2	$3.1	$2.7	$2.3	$1.6	$0.3	$0.3	$(0.1)

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.11%	4.40%	3.94%	1.14%	1.12%	1.43%	4.09%	4.29%	3.82%
Expected long-term rate of return on plan assets	5.56%	5.83%	6.06%	3.00%	3.00%	3.00%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	1.75%	1.90%	1.90%	3.50%	3.50%	3.50%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2018 and actual allocations by asset category at December 31, 2017 and 2016 were as follows:

	United States			France
	2018 Target	2017	2016	2017	2016
Asset Category
Cash and cash equivalents	1%	1%	1%	38%	24%
Equity securities*
Domestic large cap	7	7	7	31	20
Domestic small cap	4	4	5	—	—
International	20	20	20	—	—
Fixed income securities	68	68	67	28	54
Alternative investments**	—	—	—	3	2
Total	100%	100%	100%	100%	100%

*	None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2017 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.1	$—	$1.1	$—	$—	$1.2	$1.2	$—
Equity securities
Domestic large cap	9.0	9.0	—	—	—	1.0	1.0	—
Domestic small cap	5.8	5.8	—	—	—	—	—	—
International	25.3	25.3	—	—	—	—	—	—
Fixed income securities	87.4	31.1	—	56.3	—	0.9	—	0.9
Alternative investments**	0.1	—	—	—	0.1	0.1	—	0.1
Total	$128.7	$71.2	$1.1	$56.3	$0.1	$3.2	$2.2	$1.0

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2016 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.2	$—	$1.2	$—	$—	$1.5	$1.5	$—
Equity securities
Domestic large cap	8.3	8.3	—	—	—	1.2	1.2	—
Domestic small cap	5.7	5.7	—	—	—	—	—	—
International	23.7	23.7	—	—	—	—	—	—
Fixed income securities	79.9	79.9	—	—	—	3.2	—	3.2
Alternative investments**	0.1	—	—	—	0.1	0.2	—	0.2
Total	$118.9	$117.6	$1.2	$—	$0.1	$6.1	$2.7	$3.4

*	Assets are measured at NAV as a practical expedient and not subject to hierarchy level classification disclosure.

**    Alternative investments include ownership interests in shares of registered investment companies.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

U.S. Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2016	$0.3
Realized and unrealized gains	—
Purchases	—
Sales	(0.2)
Ending balance, December 31, 2016	$0.1
Realized and unrealized gains	—
Purchases	—
Sales	—
Ending balance, December 31, 2017	$0.1

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2018	$8.5	$0.2	$1.4
2019	8.4	0.1	2.1
2020	8.3	0.1	0.7
2021	8.3	0.1	1.3
2022	8.2	0.1	0.9
2023 - 2027	39.1	0.3	7.7

The Company is not required to contribute during 2018 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

Other Foreign Pension Benefits

In Brazil, Poland and the United Kingdom, employees are covered under government-administered programs. In Canada, the employee pension benefits are not significant and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $3.6 million, $2.5 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $17.4 million and $15.4 million at December 31, 2017 and 2016, respectively, which were included in the Consolidated Balance Sheets in other liabilities. In connection with these plans, the Company has a grantor trust into

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which it has contributed funds toward its future obligations under the various plans (See Note 11. Other Assets). The balance of grantor trust assets totaled $12.2 million and $10.3 million at December 31, 2017 and 2016, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying Consolidated Balance Sheets in Other liabilities was $5.6 million and $5.3 million at December 31, 2017 and 2016, respectively.

Note 18. Stockholders' Equity

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

As of December 31, 2017, 1,584,454 restricted shares had been issued under the Company's restricted stock plans of which 283,338 shares of issued restricted stock were not yet vested and for which $2.0 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 2.4 years. The following table presents restricted stock activity for the years 2017, 2016 and 2015:

	2017		2016		2015
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	224,289	$41.30	197,674	$43.56	366,363	$38.24
Granted	216,017	36.03	150,647	39.47	107,346	45.34
Forfeited	(29,150)	42.50	(51,234)	43.56	(39,322)	40.93
Vested	(127,818)	41.06	(72,798)	42.06	(236,713)	36.57
Nonvested restricted shares outstanding at December 31	283,338	$37.26	224,289	$41.30	197,674	$43.56

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan Performance Based Shares

During 2017, the Company recognized $1.7 million for 75,741 shares earned under the 2017-2018 award opportunity and $2.2 million of compensation expense earned under the 2016-2017 award opportunity. During 2016, the Company recognized $2.8 million for 167,961 shares earned under the 2016-2017 award opportunity and $1.5 million of compensation expense earned under the 2015-2016 award opportunity. During 2015, the Company recognized $1.8 million of compensation expense for 71,228 shares earned under the 2015-2016 award opportunity and $0.6 million of compensation expense earned under the 2014-2015 award opportunity.

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

	For the Years Ended December 31,
	2017	2016	2015
Numerator (basic and diluted):
Net income	$34.5	$82.8	$89.7
Less: Dividends paid to participating securities	(0.4)	(0.3)	(0.2)
Less: Undistributed earnings available to participating securities	—	(0.2)	(0.3)
Undistributed and distributed earnings available to common stockholders	$34.1	$82.3	$89.2

Denominator:
Average number of common shares outstanding	30,407.1	30,310.9	30,251.4
Effect of dilutive stock-based compensation	142.2	152.5	122.9
Average number of common and potential common shares outstanding	30,549.3	30,463.4	30,374.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Commitments and Contingencies

Leases

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2017 are as follows ($ in millions):

2018	$6.2
2019	5.2
2020	4.8
2021	4.2
2022	3.7
Thereafter	9.7
Total	$33.8

Rental expense under operating leases was $6.4 million during 2017, $6.9 million during 2016 and $6.8 million during 2015.

Other Commitments

The EP segment's PDM Industries plant has a minimum annual commitment of approximately $1.6 million per year for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $10.9 million through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy co-generation supplier in France whereby the supplier constructed and operates a co-generation facility at certain plants and supplies steam that is used in the operation of these plants. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2020. These minimum annual commitments total approximately $1.6 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The EP segment's Brazilian plant, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the plant's consumption of electrical energy valued at approximately $3.4 million annually through 2020. The French plants have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $3.0 million in 2018. The Spay, France plant has a contract to consume biomass at approximately $2.1 million for each of the next two years.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2017, which are not material either individually or in the aggregate.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Brazil

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy plant in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy plant.  Assessment 2 in the amount of approximately $13 million remains pending before the Federal Supreme Court of Brazil on SWM-B’s appeal on the merits and is likely to be finally decided by the action of the chamber of the court hearing the matter.  No docket entry has been made yet regarding argument on Assessment 2.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013 (collectively the "Electricity Assessments").  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $6 million in connection with the first electricity assessment and $9 million in connection with the second electricity assessment, in each case based on the foreign currency exchange rate at December 31, 2017.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement. In March and July 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the first and second electricity assessments. SWM-B is now pursuing these actions. SWM-B's challenge to the third electricity assessment (approximately $4 million as of December 31, 2017) was decided adversely to SWM-B at the first administrative level (Junta de Revisão Fiscal) and has been appealed to the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers.

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

France

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China and Canada. For these purposes, the Company incurred total capital expenditures of $1.1 million in 2017, and expects to incur less than $1.0 million in each of 2018 and 2019, of which no material amount is the result of environmental fines or settlements. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2017, there are no claims pending under this indemnification that the Company deems to be material.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials and Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films, and other non-wovens for use in high-performance applications in the filtration, infrastructure and construction, transportation, medical, and industrial end-markets. It consists of the operations of DelStar, the December 2014 acquisitions, Argotec and Conwed. The EP segment primarily produces cigarette papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2017		2016		2015
Advanced Materials & Structures	$433.2	44.1%	$280.6	33.4%	$180.2	23.6%
Engineered Papers	548.9	55.9	559.3	66.6	583.9	76.4
Consolidated	$982.1	100.0%	$839.9	100.0%	$764.1	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2017		2016		2015
Advanced Materials & Structures	$48.5	38.9%	$9.0	8.5%	$16.7	16.2%
Engineered Papers	116.1	93.1	138.0	130.0	121.5	118.0
Unallocated	(39.9)	(32.0)	(40.9)	(38.5)	(35.2)	(34.2)
Consolidated	$124.7	100.0%	$106.1	100.0%	$103.0	100.0%

($ in millions)	Segment Assets
	December 31, 2017	December 31, 2016	December 31, 2015
Advanced Materials & Structures	$811.7	$569.3	$648.4
Engineered Papers	537.6	505.1	507.3
Unallocated	193.2	99.3	134.3
Consolidated	$1,542.5	$1,173.7	$1,290.0

($ in millions)	Capital Spending			Depreciation
	2017	2016	2015	2017	2016	2015
Advanced Materials & Structures	$11.5	$10.1	$11.2	$12.3	$7.1	$5.5
Engineered Papers	25.6	17.6	12.5	23.4	22.3	25.6
Unallocated	0.1	0.1	0.5	—	—	(0.4)
Consolidated	$37.2	$27.8	$24.2	$35.7	$29.4	$30.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about Geographic Areas

Long-lived assets by geographic area as of year-end were as follows ($ in millions):

	Long-Lived Assets
	2017	2016	2015
United States	$115.0	$89.6	$87.5
France	181.3	162.7	163.5
Brazil	24.2	23.7	20.1
Poland	21.9	20.0	23.6
Other foreign countries	26.9	15.8	15.9
Consolidated	$369.3	$311.8	$310.6

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2017	2016	2015
United States	$468.9	$372.2	$310.7
Europe and the former Commonwealth of Independent States	259.9	253.2	261.2
Asia-Pacific (including China)	148.4	129.4	118.5
Latin America	57.9	47.4	34.6
Other foreign countries	47.0	37.7	39.1
Consolidated	$982.1	$839.9	$764.1

Note 21. Major Customers

There were no individual customers in the AMS segment which made up 10% or more of the Company's 2017, 2016 or 2015 consolidated net sales. In our EP segment, two customers, together with their respective affiliates and designated converters, each accounted for more than 10% or more of the Company's consolidated net sales and together accounted for 23% of the Company's consolidated net sales for the year ended December 31, 2017. For the year ended December 31, 2016, one customer, together with its respective affiliates and designated converters, accounted for 18% of the Company's consolidated net sales. Philip Morris-USA, British American Tobacco and Japan Tobacco Inc. together with their respective affiliates and designated converters, each accounted for 10% or more of the Company's consolidated net sales in 2015 and together accounted for 42% of the Company's 2015 consolidated net sales. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

There were no individual customers in the AMS segment which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2017 or 2016. In the EP segment, one customer, together with its respective affiliates and designated converters, accounted for 12% of the Company's consolidated accounts receivable at December 31, 2017. There were no customers that accounted for 10% or more of consolidated accounts receivable at December 31, 2016.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2017	2016	2015
Allowance for Doubtful Accounts
Beginning balance	$0.8	$0.4	$0.3
Bad debt expense	0.8	0.4	0.2
Write-offs and discounts	(0.6)	—	(0.1)
Currency translation	—	—	—
Ending balance	$1.0	$0.8	$0.4

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2017	2016	2015
Interest paid	$22.7	$13.3	$7.8
Income taxes paid	38.1	31.9	9.3
Capital spending in accounts payable and accrued liabilities	7.7	8.8	2.6
Deferred contingent business acquisition consideration	8.6	—	—

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2017 and 2016 ($ in millions, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$233.3	$255.3	$257.8	$235.7	$982.1
Gross profit	63.1	76.6	75.8	66.8	282.3
Restructuring and impairment expense	1.1	1.6	1.5	3.9	8.1
Operating profit	26.6	39.5	38.5	20.1	124.7
Income (loss) from continuing operations	13.7	22.3	25.7	(27.3)	34.4
Income from discontinued operations	—	—	0.1	—	0.1
Net (loss) income	$13.7	$22.3	$25.8	$(27.3)	$34.5

Net income (loss) per share:
Income (loss) per share from continuing operations - basic	$0.45	$0.73	$0.84	$(0.90)	$1.12
Income per share from discontinued operations - basic	—	—	—	—	—
Net income (loss) per share - basic	$0.45	$0.73	$0.84	$(0.90)	$1.12

Income (loss) per share from continuing operations - diluted	$0.45	$0.72	$0.84	$(0.89)	$1.12
Income per share from discontinued operations - diluted	—	—	—	—	—
Net income (loss) per share - diluted	$0.45	$0.72	$0.84	$(0.89)	$1.12

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$214.6	$217.3	$209.3	$198.7	$839.9
Gross profit	63.5	66.9	63.1	63.2	256.7
Restructuring and impairment expense	1.8	0.9	1.3	21.6	25.6
Operating profit	31.6	37.5	30.8	6.2	106.1
Income from continuing operations	21.1	26.0	18.7	17.0	82.8
(Loss) income from discontinued operations	—	—	—	—	—
Net income	$21.1	$26.0	$18.7	$17.0	$82.8

Net income per share:
Income per share from continuing operations - basic	$0.69	$0.85	$0.62	$0.55	$2.71
(Loss) income per share from discontinued operations - basic	—	—	—	—	—
Net income per share - basic	$0.69	$0.85	$0.62	$0.55	$2.71

Income per share from continuing operations - diluted	$0.69	$0.85	$0.61	$0.55	$2.70
(Loss) income per share from discontinued operations - diluted	—	—	—	—	—
Net income per share - diluted	$0.69	$0.85	$0.61	$0.55	$2.70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2018

We have served as the Company's auditor since 1995.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and our Co-Chief Financial Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria. As of December 31, 2017, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. In January 2017, we acquired Conwed Plastics LLC which was treated as a business combination in accordance with guidance provided by ASC 805. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2017 did not include the internal control over financial reporting of these acquired operations. Assets acquired in these transactions represented 17.6% of our total consolidated assets at December 31, 2017 and net sales generated by the acquired operations represented 14.4% of our consolidated net sales for the year ended December 31, 2017. From the acquisition date to December 31, 2017, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Schweitzer-Mauduit International, Inc. and subsidiaries as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Conwed Plastics LLC, which was acquired on January 20, 2017 and whose financial statements constitute 18% of total assets and 14% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Conwed Plastics LLC.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2018

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") captioned "Proposal One - Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2018 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2018 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2017, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	110,046
Long-Term Incentive Plan (2)	4,689,489
Total approved by stockholders	4,799,535
Equity compensation plans not approved by stockholders	—
Grand total	4,799,535

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's retainer fees in 2017 consisted of $20,000 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. The director has the option, upon retirement or earlier termination from the Board, to have these stock unit credits distributed in the form of our Common Stock or cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2017, deferred retainer fees have resulted in 119,281 accumulated stock unit credits, excluding credited dividends (151,743 accumulated stock unit credits including credited dividends).

(2)    The Long-term Incentive Plan and former Restricted Stock Plan are described in Note 18. Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2017, 283,338 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2018 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2018 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

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
10.1
Schweitzer-Mauduit International, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities ExchangeCommission on April 29, 2015).**

10.2	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.3	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014).**
10.4.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.4.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 2011).**
10.6.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 2008).**
10.6.2	2016 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.6.3	2016 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.7	Deferred Compensation Plan No. 2 for Non-Employee Directors. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 2013).**

Exhibit Number	Exhibit
10.8	Deferred Compensation Plan No. 2. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
*10.9	Summary of Non-Management Director Compensation.**
10.10.1
Restricted Stock Award Agreement (2015 Long-Term Incentive Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 2015).**

10.10.2
Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 1) (incorporated by reference to Exhibit 10.16.2 to the Company's Annual Report on Form 10-K for the year ended December 2015).**

10.10.3
Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 2) (incorporated by reference to Exhibit 10.16.3 to the Company's Annual Report on Form 10-K for the year ended December 2015).**

10.10.4
Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares) (incorporated by reference to Exhibit 10.16.4 to the Company's Annual Report on Form 10-K for the year ended December 2015).**

10.10.5
Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares with Cliff Vesting) (incorporated by reference to Exhibit 10.16.5 to the Company's Annual Report on Form 10-K for the year ended December 2015).**

10.11.1	Restricted Stock Agreement (Restricted Stock Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.20.1 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.11.2	Restricted Stock Agreement (French Participants - Cliff Vesting) (incorporated by reference to Exhibit 10.20.2 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.11.3
Restricted Stock Agreement (Restricted Stock Plan - Performance Share Award) (incorporated by reference to Exhibit 10.20.3 to the Company's Annual Report on Form 10-K for the year ended December 2013).**

10.11.4	Restricted Stock Agreement (French Participants - Performance Shares) (incorporated by reference to Exhibit 10.20.4 to the Company's Annual Report on Form 10-K for the year ended December 2013).**
10.12
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

10.13
Second Amended and Restated Credit Agreement, dated as of October 28, 2015 with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, J.P. Morgan Securities LLC, Fifth Third Bank, Merrill Lynch Pierce, Fenner & Smith Inc., SunTrust Robinson Humphrey, Inc. and AgFirst Farm Credit Bank, as joint lead arrangers and joint bookrunners, and Fifth Third Bank,Merrill Lynch Pierce Fenner & Smith, Inc., SunTrust Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.14
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

10.15
Offer Letter, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Jeffrey Kramer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2017).

Exhibit Number	Exhibit
10.16
Letter of Agreement, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Frédéric Villoutreix (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 30, 2017).

10.17.1
Consulting Agreement, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Frédéric Villoutreix (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 30, 2017).

10.17.2
Non-disclosure Agreement (Exhibit A to the Consulting Agreement, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Frédéric Villoutreix (incorporated by reference to Exhibit 10.3.1 to the Company's Current Report on Form 8-K filed on March 30, 2017)).

10.18
Letter of Agreement, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and R. Andrew Wamser, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2018).**

10.19
Separation Agreement, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and Allison Aden (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 11, 2018).**

*21.1	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Schweitzer-Mauduit International, Inc.
By:
Dated:	March 1, 2018		/s/ Dr. Jeffrey Kramer
Dr. Jeffrey Kramer
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Jeffrey Kramer	Chief Executive Officer and Director	March 1, 2018
Dr. Jeffrey Kramer	(principal executive officer)

/s/ Allison Aden	Co-Chief Financial Officer	March 1, 2018
Allison Aden	(principal financial officer)

/s/ Robert Cardin	Corporate Controller	March 1, 2018
Robert Cardin	(principal accounting officer)

*	Director	March 1, 2018
Claire L. Arnold

*	Director	March 1, 2018
K.C. Caldabaugh

*	Director	March 1, 2018
William A. Finn

*	Director	March 1, 2018
Jeffrey Keenan

*	Director	March 1, 2018
Marco Levi

*	Director	March 1, 2018
John D. Rogers

*	Director	March 1, 2018
Anderson D. Warlick

*By:

/s/ Ricardo Nunez		March 1, 2018
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