Form 10-Q
period 2018-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2018-05-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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

The Company had 30,754,075 shares of common stock issued and outstanding as of May 2, 2018.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net sales	$261.9	$233.3
Cost of products sold	189.9	169.9
Gross profit	72.0	63.4

Selling expense	9.1	8.3
Research expense	4.1	4.4
General expense	23.4	22.0
Total nonmanufacturing expenses	36.6	34.7

Restructuring and impairment expense	0.4	1.1
Operating profit	35.0	27.6
Interest expense	6.2	5.8
Other (expense), net	(0.3)	(1.1)
Income from continuing operations before income taxes and income from equity affiliates	28.5	20.7

Provision for income taxes	7.3	7.1
(Loss) income from equity affiliates, net of income taxes	(0.3)	0.1
Income from continuing operations	20.9	13.7
Loss from discontinued operations	(0.4)	—
Net income	$20.5	$13.7

Net income per share - basic:
Income per share from continuing operations	$0.68	$0.45
Income (loss) per share from discontinued operations	(0.01)	—
Net income per share – basic	$0.67	$0.45

Net income per share – diluted:
Income per share from continuing operations	$0.68	$0.45
Income (loss) per share from discontinued operations	(0.01)	—
Net income per share – diluted	$0.67	$0.45

Weighted average shares outstanding:

Basic	30,488,600	30,364,700

Diluted	30,619,700	30,487,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$20.5	$13.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.6	5.9
Less: Reclassification adjustment for realized translation adjustments	(0.2)	—

Unrealized gains on derivative instruments	2.5	1.1
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	(0.8)	0.2

Less: Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.7	1.1
Other comprehensive income	10.8	8.3
Comprehensive income	$31.3	$22.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$96.1	$106.9
Accounts receivable, net	164.5	149.4
Inventories	152.9	155.2
Income taxes receivable	1.7	3.4
Assets held for sale	12.0	12.8
Other current assets	8.1	5.4
Total current assets	435.3	433.1

Property, plant and equipment, net	363.7	361.9
Deferred income tax benefits	0.7	1.0
Investment in equity affiliates	70.8	68.5
Goodwill	343.2	341.3
Intangible assets	294.2	297.2
Other assets	39.3	39.5
Total assets	$1,547.2	$1,542.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$3.8	$5.1
Accounts payable	61.2	59.4
Income taxes payable	5.3	4.0
Accrued expenses	68.8	78.6
Total current liabilities	139.1	147.1

Long-term debt	670.8	679.1
Long-term income tax payable	36.7	36.7
Pension and other postretirement benefits	30.0	30.7
Deferred income tax liabilities	45.3	42.3
Other liabilities	63.2	59.9
Total liabilities	985.1	995.8
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,767,897 and 30,711,299 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3.1	3.1
Additional paid-in-capital	67.8	66.3
Retained earnings	569.8	566.7
Accumulated other comprehensive loss, net of tax	(78.6)	(89.4)
Total stockholders’ equity	562.1	546.7
Total liabilities and stockholders’ equity	$1,547.2	$1,542.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income	—	—	—	13.7	—	13.7
Other comprehensive income, net of tax	—	—	—	—	8.3	8.3
Dividends declared ($0.42 per share)	—	—	—	(12.9)	—	(12.9)
Restricted stock issuances, net	169,947	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.3	—	—	1.3
Stock issued to directors as compensation	1,317	—	0.1	—	—	0.1
Purchases and retirement of common stock	(24,200)	—	—	(1.1)	—	(1.1)
Balance, March 31, 2017	30,691,558	$3.1	$60.6	$585.0	$(131.0)	$517.7

Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of changes in accounting standards	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	20.5	—	20.5
Other comprehensive income, net of tax	—	—	—	—	10.8	10.8
Dividends declared ($0.43 per share)	—	—	—	(13.2)	—	(13.2)
Restricted stock issuances, net	117,828	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.4	—	—	1.4
Stock issued to directors as compensation	1,404	—	0.1	—	—	0.1
Purchases and retirement of common stock	(62,634)	—	—	(2.5)	—	(2.5)
Balance, March 31, 2018	30,767,897	$3.1	$67.8	$569.8	$(78.6)	$562.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating
Net income	$20.5	$13.7
Less: Loss from discontinued operations	(0.4)	—
Income from continuing operations	20.9	13.7
Non-cash items included in net income:
Depreciation and amortization	15.6	16.6
Deferred income tax provision	0.8	—
Pension and other postretirement benefits	1.0	1.0
Stock-based compensation	1.5	1.4
(Income) loss from equity affiliates	0.3	(0.1)
Other items	0.3	(0.4)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(13.1)	(8.6)
Inventories	1.7	2.2
Prepaid expenses	(2.7)	(1.7)
Accounts payable	2.1	(0.9)
Accrued expenses	(9.6)	(7.3)
Accrued income taxes	3.2	(3.0)
Net changes in operating working capital	(18.4)	(19.3)
Net cash provided by (used in) operating activities of:
- Continuing operations	22.0	12.9
- Discontinued operations	—	0.1
Net cash provided by operations	22.0	13.0
Investing
Capital spending	(6.0)	(11.1)
Capitalized software costs	(0.4)	(0.8)
Acquisitions, net of cash acquired	—	(293.4)
Other investing	(0.8)	(0.6)
Net cash used in investing	(7.2)	(305.9)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Financing
Cash dividends paid to SWM stockholders	(13.2)	—
Changes in short-term debt	(1.4)	—
Proceeds from issuances of long-term debt	—	286.5
Payments on long-term debt	(9.7)	(0.7)
Purchases of common stock	(2.5)	(1.1)
Payments for debt issuance costs	—	(0.6)
Net cash provided by (used in) financing	(26.8)	284.1
Effect of exchange rate changes on cash and cash equivalents	1.2	1.2
Decrease in cash and cash equivalents	(10.8)	(7.6)
Cash and cash equivalents at beginning of period	106.9	107.4
Cash and cash equivalents at end of period	$96.1	$99.8

Supplemental Cash Flow Disclosures
Cash paid for interest	$6.3	$3.5
Cash paid for taxes, net	$3.4	$9.8
Change in capital spending in accounts payable and accrued liabilities	$1.0	$3.4
Deferred contingent business acquisition consideration	$—	$8.6
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

The Advanced Materials & Structures segment, or AMS, produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, construction and infrastructure, transportation, industrial and medical end-markets. As discussed more fully in Note 4. Business Acquisitions, in January 2017, the Company completed the acquisition of Conwed Plastics LLC, a Delaware limited liability company, and its Belgian subsidiary ("Conwed NV" and collectively with Conwed Plastic LLC, “Conwed”), which has been integrated into the AMS segment.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 5. Discontinued Operations.

The results of operations are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the condensed consolidated statements of income as Income from equity affiliates, net of income taxes. Intercompany balances and transactions have been eliminated. Certain reclassifications of prior year data were made in the Condensed Consolidated Statements of Income and in the Notes to Consolidated Financial Statements. The reclassifications were made to conform to the current year presentation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606). This guidance specifies how and when an entity will recognize revenue arising from contracts with customers and requires entities to disclose information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU effective January 1, 2018, utilizing the modified retrospective transition approach upon adoption. This approach required an adjustment upon adoption to the financial statements to reflect the cumulative impact of the guidance and results in no change to prior period financial statements. The guidance in this update was applied to all contracts that were not completed at the date of adoption. Based on the evaluation of the provisions included in the new guidance, along with the related updates discussed below, the adoption of this standard resulted in a cumulative-effect adjustment directly to retained earnings of $0.5 million as of January 1, 2018. The adoption of this guidance did not materially impact the amount or timing of revenues recognized in the consolidated financial statements or materially effect our financial position. See Note 2. Revenue Recognition for further discussion.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently in the process of evaluating the impact of the pronouncement on the Company's outstanding leases and expects that adoption will have a material impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities. Further, the Company is currently in the process of evaluating the impact of adoption on the consolidated statements of income.

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company adopted these updates effective January 1, 2018 and adoption of these updates did not materially affect our financial position or materially impact the amount or timing of revenues recognized in the consolidated financial statements, as discussed above. See Note 2. Revenue Recognition for further discussion.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 718): Intra-Entity Transfers of Assets Other Than Inventory." This standard states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thus eliminating the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this ASU effective January 1, 2018, utilizing the modified retrospective basis transition approach

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon adoption. The adoption of this guidance resulted in a cumulative-effect adjustment directly to retained earnings of $2.2 million as of January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The guidance clarifies the definition of a business with the objective of assisting entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The new update is effective for annual periods beginning after December 15, 2017. The Company adopted this guidance as of January 1, 2018. Adoption of ASU 2017-01 did not have an impact on the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment; for the three months ended March 31, 2017, $1.0 million in pension expense was reclassified from Operating profit to Other expense in the condensed consolidated statement of income for the 2017 comparative period. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting". This amendment clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company adopted this guidance as of January 1, 2018. Adoption of ASU 2017-09 did not have an impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted and should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company elected to early adopt this guidance as of January 1, 2018. Refer to Note 12. Derivatives for additional information regarding the impact of adoption of this standard on the Company's financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU was issued following the enactment of the Tax Cuts and Jobs Act (the "Tax Act") of 2017. This ASU allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. ASU 2018-02 is effective for annual reporting periods, and interim periods therein, beginning after

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2018. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Note 2. Revenue Recognition

The Company has two main sources of revenue: product sales and materials conversion. The Company recognizes product sales revenues when control of a product is transferred to the customer. For the majority of product sales, transfer of control occurs when the products are shipped from one of the Company’s manufacturing facilities to the customer. The cost of delivering finished goods to the Company’s customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Any freight costs billed to and paid by a customer are included in net sales. The Company also provides services to customers through the conversion of customer-owned raw materials into processed finished goods. In these transactions, the Company generally recognizes revenue as processing is completed.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. Any variable consideration, such as discounts or price concessions, is set forth in the terms of the contract at inception, and is included in the assessment of the transaction price at the outset of the arrangement. The transaction price is allocated to the individual performance obligations due under the contract based on the relative stand-alone fair value of the performance obligations identified in the contract. The Company typically uses an observable price to determine the stand-alone selling price for separate performance obligations.

The Company does not typically include extended payment terms or significant financing components in our contracts with customers. Certain product sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration.  We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within sales and marketing expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

The following table presents the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	Three Months Ended
	March 31, 2018			March 31, 2017
	AMS	EP	Total	AMS	EP	Total
Product revenues	$108.4	$120.8	$229.2	$91.3	$113.3	$204.6
Materials conversion revenues	6.2	24.7	30.9	8.2	19.0	27.2
Other revenues	0.7	1.1	1.8	0.5	1.0	1.5
Total revenues (1)	$115.3	$146.6	$261.9	$100.0	$133.3	$233.3
(1) Revenues include net hedging gains and losses for the three months ended March 31, 2018 and 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	March 31, 2018			March 31, 2017
	AMS	EP	Total	AMS	EP	Total
United States	$78.1	$49.7	$127.8	$68.7	$46.3	$115.0
Europe and the former Commonwealth of Independent States	15.8	57.6	73.4	11.2	49.2	60.4
Asia/Pacific (including China)	14.6	21.3	35.9	14.7	21.1	35.8
Latin America	3.2	11.5	14.7	2.3	10.5	12.8
Other foreign countries	3.6	6.5	10.1	3.1	6.2	9.3
Total revenues (1)	$115.3	$146.6	$261.9	$100.0	$133.3	$233.3
(1) Revenues include net hedging gains and losses for the three months ended March 31, 2018 and 2017.

Note 3. Other Comprehensive Income

Comprehensive income includes net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other (expense) income, net, or Interest expense in the condensed consolidated statements of income. See Note 12. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit, or OPEB, liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 14. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	March 31, 2018	December 31, 2017
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $13.4 million and $13.8 million at March 31, 2018 and December 31, 2017, respectively	$(24.2)	$(24.9)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $0.1 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively	2.1	0.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $3.4 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively	(56.5)	(64.9)
Accumulated other comprehensive loss	$(78.6)	$(89.4)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2018			March 31, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.1	$(0.4)	$0.7	$1.3	$(0.2)	$1.1
Unrealized gain (loss) on derivative instruments	1.8	(0.1)	1.7	1.7	(0.4)	1.3
Unrealized gain (loss) on foreign currency translation	9.5	(1.1)	8.4	5.9	—	5.9
Total	$12.4	$(1.6)	$10.8	$8.9	$(0.6)	$8.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Business Acquisitions

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

The consideration transferred to acquire Conwed was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. There were no changes to the assumptions underlying the estimated fair value calculation during the three months ended March 31, 2018. As of March 31, 2018, the balance of the contingent liability was $9.7 million, including $0.2 million in accretion year-to-date.

The purchase price for Conwed was funded from the Company’s borrowings under the First Amendment to Second Amended and Restated Credit Agreement, while the purchase price for Conwed NV was funded from cash on hand. See Note 11. Debt, for additional information.

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

In connection with the acquisition, the Company recorded goodwill, which represents the excess of the consideration transferred over the fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Conwed's revenue growth and potential operational synergies from combining the SWM and Conwed businesses and workforces as well as the benefits of access to different markets and customers. Goodwill from the Conwed acquisition was assigned to the AMS reportable segment. The goodwill was determined on the basis of the fair values of the assets and liabilities identified as part of the transaction. The goodwill acquired in connection with Conwed and its domestic subsidiaries is deductible for tax purposes. The goodwill associated with Conwed NV is not deductible for tax purposes.

For the three months ended March 31, 2018 and 2017, the Company recognized $0.0 million and $0.1 million of direct and indirect acquisition-related costs, respectively. In the three months ended March 31, 2017, the Company incurred $0.6 million in acquisition-related financing costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and are amortized in Interest expense over the life of the Amended Credit Agreement.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of Net sales and Income from continuing operations of Conwed included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

	Net Sales	Loss from Continuing Operations
January 20, 2017 - March 31, 2017	26.6	(0.1)

The amounts of the unaudited pro forma Net sales and Income from continuing operations of the combined entity had the acquisition date been January 1, 2017 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2017 Supplemental Pro Forma from January 1, 2017 - March 31, 2017	$241.0	$10.4

Note 5. Discontinued Operations

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

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2018	December 31, 2017
Assets of discontinued operations:
Current assets	$1.0	1.0
Other assets	1.9	2.4

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net sales	$—	$—
Other income (expense)	(0.4)	—
Loss from discontinued operations before income taxes	(0.4)	—
Income tax (provision) benefit	—	—
Loss from discontinued operations	(0.4)	—

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Net Income Per Share

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator (basic and diluted):
Net income	$20.5	$13.7
Less: Dividends paid to participating securities	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	—	—
Undistributed and distributed earnings available to common stockholders	$20.4	$13.6

Denominator:
Average number of common shares outstanding	30,488.6	30,364.7
Effect of dilutive stock-based compensation	131.1	122.6
Average number of common and potential common shares outstanding	30,619.7	30,487.3

Note 7. Inventories

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

	March 31, 2018	December 31, 2017
Raw materials	$48.9	$50.4
Work in process	23.1	21.3
Finished goods	71.3	74.2
Supplies and other	9.6	9.3
Total	$152.9	$155.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2018 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2017	$336.1	$5.2	$341.3
Foreign currency translation adjustments	1.8	0.1	1.9
Goodwill as of March 31, 2018	$337.9	$5.3	$343.2

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$37.3	$—	$(4.1)	$243.1
Developed technology	34.0	6.6	—	(0.3)	27.7
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.3	—	(0.1)	1.7
Patents	1.5	0.3	—	—	1.2
Total	$337.4	$47.2	$20.7	$(4.2)	$273.7

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.5)	$20.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$32.9	$—	$(2.3)	$245.7
Developed technology	34.0	6.0	—	(0.1)	28.1
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.1	—	—	1.8
Patents	1.5	0.3	—	—	1.2
Total	$337.4	$42.0	$20.7	$(2.1)	$276.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.4)	$20.4

Amortization expense of intangible assets was $5.2 million and $5.0 million for the three months ended March 31, 2018 and 2017, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.6 million in each of the next five years.

Note 10. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $0.4 million and $1.1 million in the three months ended March 31, 2018 and 2017, respectively.

In the AMS segment, Restructuring and impairment expense was $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Restructuring and impairment expense for the three months ended March 31, 2018 consisted of severance accruals for employees at our U.S. manufacturing operations. In the three months ended March 31, 2017, Restructuring and impairment expense consisted of severance accruals for employees at our U.S. and Belgium manufacturing operations.

In the EP segment, Restructuring and impairment expense was $0.0 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, Restructuring and impairment expense consisted of $0.5 million in severance accruals for employees at our manufacturing facilities in the U.S. and France.

Additionally, the Company incurred $0.0 million and $0.2 million in restructuring and impairment expense during the three months ended March 31, 2018 and 2017, respectively, related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring liabilities were classified within Accrued expenses in each of the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2018 and December 31, 2017 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Balance at beginning of year	$1.7	$4.3
Accruals for announced programs	0.4	3.5
Cash payments	(0.6)	(6.4)
Other	1.8	—
Exchange rate impacts	0.1	0.3
Balance at end of period	$3.4	$1.7

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of March 31, 2018, all of the physical assets of this entity are classified as Assets held for sale. There were no impairment charges recognized on these assets during the three months ended March 31, 2018 or 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2018	December 31, 2017
Term loan A-1	$60.0	$60.0
Term loan A-2	243.8	244.4
Revolving credit agreement - U.S. dollar borrowings	344.5	344.5
Revolving credit agreement - Euro borrowings	17.9	26.4
French employee profit sharing	9.3	9.1
Long-term capital lease obligations	4.3	4.1
Other	0.1	1.5
Debt issuance costs	(5.3)	(5.8)
Total debt	674.6	684.2
Less: Current debt	(3.8)	(5.1)
Long-term debt	$670.8	$679.1

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

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranges from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of March 31, 2018, the average interest rate was 3.91% on outstanding US Revolving Credit Facility borrowings, 2.00% on outstanding Euro Revolving Credit Facility borrowings, 3.94% on outstanding Term Loan A-1 borrowings and 4.19% on outstanding Term Loan A-2 borrowings. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 3.44% and 2.81% for the three months ended March 31, 2018 and 2017, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the updated net debt to EBITDA ratios noted above, the Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and other covenants and provisions. The Company was in compliance with all of its covenants under the Amended Credit Agreement at March 31, 2018.

In conjunction with the First Amendment, the Company capitalized approximately $0.6 million in deferred debt issuance costs during the first quarter of 2017 which will be amortized over the term of the related debt instruments. As of March 31, 2018 and December 31, 2017, the Company's total deferred debt issuance costs, net of accumulated amortization, were $5.3 million and $5.8 million, respectively. Amortization expense of $0.5 million and $0.4 million was recorded during the three months ended March 31, 2018 and 2017, respectively, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

Fair Value of Debt

At March 31, 2018 and December 31, 2017, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2018 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$4.1	Accrued expenses	$0.1
Foreign exchange contracts	Other assets	0.1	Other liabilities	17.7
Interest rate contracts	Other assets	3.9	Other liabilities	—
Total derivatives designated as hedges		$8.1		$17.8

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts Receivable	1.5	Accounts Payable	0.1
Total derivatives not designated as hedges		1.5		0.1
Total derivatives		$9.6		$17.9

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2017 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$4.7	Accrued expenses	$0.2
Foreign exchange contracts	Other assets	—	Other liabilities	14.2
Interest rate contracts	Other assets	2.0	Other liabilities	—
Total derivatives designated as hedges		$6.7		$14.4

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts Receivable	0.1	Accounts Payable	—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$6.8		$14.4

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2018	2017		2018	2017
Foreign exchange contracts	$0.4	$1.9	Net sales	$0.6	$—
Foreign exchange contracts	(0.1)	(0.5)	Other income, net	(0.2)	0.2
Interest rate contracts	2.2	(0.3)	Interest expense	0.4	(0.4)
Total	$2.5	$1.1		$0.8	$(0.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2018 or 2017, other than the cross-currency swap, noted below.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in AOCI as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of March 31, 2018, the loss recognized in Other comprehensive income on derivatives is $12.8 million. For the three months ended March 31, 2018, $0.2 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.5 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
		March 31, 2018	March 31, 2017
Foreign exchange contracts	Other income, net	$0.5	$(1.1)

Note 13. Commitments and Contingencies

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. One of the two assessments, or Assessment 1 (case number 2001.001.115144-5), related in part to tax periods that predated our acquisition of the Pirahy plant in Pirai, Brazil.  In October 2015, the Federal Supreme Court of Brazil denied the State’s appeal of Assessment 1, in the amount of approximately $16.0 million, a decision which is now final.  The second assessment, or Assessment 2 (case number 2001.001.064544-6), pertains exclusively to periods that SWM-B owned the Pirahy plant.  SWM-B's appeal on the merits concerning Assessment 2 in the amount of approximately $13.8 million was denied by a different chamber of the Federal Supreme Court of Brazil on April 9, 2018, and SWM-B plans to present further appeals.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 - December 2010, and a third for September 2011 - September 2013 (collectively the "Electricity Assessments").  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $5.5 million in connection with the first electricity assessment and $9.0 million in connection with the second electricity assessment, in each case based on the foreign currency exchange rate at March 31, 2018.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement. In March and July 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the first and second electricity assessments. SWM-B is now pursuing these actions. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B's challenge to the third electricity assessment (approximately $4.4 million as of March 31, 2018) was unanimously upheld by the second administrative level court (Conselho de Contribuintes), after the State admitted in open court that SWM-B could be considered an electricity-intensive consumer before the new regulation took effect.

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

Note 14. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2018 and 2017 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$0.3	$0.2	$—	$—
Interest cost	1.1	1.2	0.1	0.1	—	—
Expected return on plan assets	(1.5)	(1.6)	—	—	—	—
Amortizations and other	0.9	0.9	0.2	0.3	0.1	0.1
Net periodic benefit cost	$0.5	$0.5	$0.6	$0.6	$0.1	$0.1

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Income. During the fiscal year ending December 31, 2018, the Company expects to recognize approximately $3.7 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.8 million for its French pension plans.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 "Accounting for Income Taxes in Interim Periods." These interim estimates are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective tax rate calculations could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings verses annual projections.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that require recognition of the effect of the tax law changes in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. The Company determined that the remeasurement of if its deferred tax assets and liabilities, transition tax liability, related Tax Act impacts on state taxes, and tax liability associated with investments in non-US subsidiaries where book basis exceeds tax basis are provisional amounts and reasonable estimates as of December 31, 2017. At March 31, 2018, the Company has not completed its accounting for all the tax effects of the Tax Act and has not made any additional measurement period adjustments. Measurement period adjustments will be made as the Company finalizes its 2017 tax returns during 2018, completes its foreign earnings and profit computations, completes its foreign tax computations, and finalizes calculations of its deferred tax asset and liabilities in historical foreign earnings and operations. Any adjustments to the Company’s provisional estimates will be recorded in the period when the Company’s analysis is complete.

The impact of the Tax Act may differ from our provisional estimates, possibly materially, during the one-year measurement period due to further refinement of the Company’s calculations. Further, additional guidance may be issued to address questions that arise because of the Tax Act, which may affect actions the Company may take as a result of the Tax Act.

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Since the future impacts on taxable income depends on a number of different aspects of estimated future results of global operations, the policy decision has not yet been made.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2018 or 2017.

SWM's effective tax rate from continuing operations was 25.6% and 34.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease was materially due to the favorable US tax rate reduction offset by other unfavorable US tax reform adjustments.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Information

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. In conjunction with the Company's adoption of ASU 2017-07, the Company recorded a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment; for the three months ended March 31, 2017, $1.0 million in pension expense was reclassified from Operating profit to Other expense in the condensed consolidated statement of income for the 2017 comparative period. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other condensed consolidated financial statements.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2018		March 31, 2017
Advanced Materials & Structures	$115.3	44.0%	$100.0	42.9%
Engineered Papers	146.6	56.0	133.3	57.1
Total Consolidated	$261.9	100.0%	$233.3	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2018		March 31, 2017
Advanced Materials & Structures	$10.6	30.3%	$8.9	32.2%
Engineered Papers	33.9	96.9	27.9	101.1
Unallocated	(9.5)	(27.2)	(9.2)	(33.3)
Total Consolidated	$35.0	100.0%	$27.6	100.0%

($ in millions)	Segment Assets
	March 31, 2018	December 31, 2017
Advanced Materials & Structures	$816.1	$811.7
Engineered Papers	543.6	537.6
Unallocated	187.5	193.2
Total Consolidated	$1,547.2	$1,542.5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2017. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and the section entitled "Forward-Looking Statements" at the end of this Item 2. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended
	March 31, 2018		March 31, 2017
Net sales	$261.9	100.0%	$233.3	100.0%
Gross profit	72.0	27.5	63.4	27.2
Restructuring & impairment expense	0.4	0.2	1.1	0.5
Operating profit	35.0	13.4	27.6	11.8
Interest expense	6.2	2.4	5.8	2.5
Income from continuing operations	20.9	8.0	13.7	5.9
Loss from discontinued operations	(0.4)	(0.2)	—	—
Net income	$20.5	7.8%	$13.7	5.9%
Diluted earnings per share from continuing operations	$0.68		$0.45
Diluted earnings per share	$0.67		$0.45
Cash provided by operations	$22.0		$13.0
Capital spending	$6.0		$11.1

First Quarter Highlights

For the three months ended March 31, 2018, SWM reported net income of $20.5 million on total net sales of $261.9 million. Compared to the prior-year period, net sales increased $28.6 million due primarily to the favorable impact of foreign currency changes, volume growth in the EP segment and organic growth in the AMS segment. The company also benefited in the first quarter of 2018 from approximately three additional weeks (the “Conwed partial period benefit”) related to the Conwed acquisition, which closed on January 20, 2017.

Gross profit increased by $8.6 million to $72.0 million for the three months ended March 31, 2018 compared with $63.4 million in the prior-year period. The favorable impact of foreign currency changes, organic growth and the Conwed partial period benefit in AMS and the favorable effect of manufacturing efficiencies in EP were partially offset by manufacturing inefficiencies in AMS and higher input costs in both segments.

Cash provided by operations was $22.0 million for the first quarter of 2018 compared to $13.0 million in the prior-year period. The $9.0 million increase was due primarily to higher net income. Uses of cash during the three months ended March 31, 2018 included $6.0 million of capital spending, $13.2 million in cash dividends paid to SWM shareholders and $11.1 million in net payments on debt.

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2018	March 31, 2017	Change	Percent Change
Advanced Materials & Structures	$115.3	$100.0	$15.3	15.3%
Engineered Papers	146.6	133.3	13.3	10.0
Total	$261.9	$233.3	$28.6	12.3%

Net sales were $261.9 million in the three months ended March 31, 2018 compared with $233.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$16.4	7.0%
Changes due to net foreign currency impacts	12.3	5.3
Changes due to royalties	(0.1)	—
Total	$28.6	12.3%

AMS segment net sales were $115.3 million for the three months ended March 31, 2018 compared to $100.0 million during the prior-year period. The increase of $15.3 million or 15.3% was primarily due to a $7.7 million benefit from the Conwed partial period benefit and strong sales increases in transportation, filtration, and medical products, partially offset by softness in infrastructure and construction.

EP segment net sales during the three months ended March 31, 2018 of $146.6 million increased by $13.3 million, or 10.0%, versus net sales of $133.3 million in the prior-year quarter.  Compared to the prior-year period, the increase in net sales was primarily the result of an $11.0 million positive impact from foreign currency effects, primarily from the Euro, and a $2.3 million combined positive impact of average selling prices, sales volume and mix of products sold.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2018	March 31, 2017	Change		2018	2017
Net Sales	$261.9	$233.3	$28.6	12.3%	100.0%	100.0%
Cost of products sold	189.9	169.9	20.0	11.8	72.5	72.8
Gross Profit	$72.0	$63.4	$8.6	13.6%	27.5%	27.2%

Gross profit increased by $8.6 million during the three months ended March 31, 2018 to $72.0 million versus the prior-year period of $63.4 million. AMS gross profit increased by $2.2 million, primarily due to the favorable impact of reduced purchase accounting expenses, the Conwed partial period benefit and organic sales growth, partially offset by higher input costs and certain manufacturing inefficiencies related to a site scheduled for closure in late 2018. In the EP segment, gross profit increased by $6.4 million, primarily due to certain manufacturing efficiencies and a favorable impact from foreign currency effects, partially offset by higher input costs.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2018	March 31, 2017	Change		2018	2017
Selling expense	$9.1	$8.3	$0.8	9.6%	3.5%	3.6%
Research expense	4.1	4.4	(0.3)	(6.8)	1.6	1.9
General expense	23.4	22.0	1.4	6.4	8.9	9.4
Nonmanufacturing expenses	$36.6	$34.7	$1.9	5.5%	14.0%	14.9%

Nonmanufacturing expenses in the three months ended March 31, 2018 increased by $1.9 million to $36.6 million from $34.7 million in the prior-year period due primarily to unfavorable foreign currency impacts and additional expenses related to the Conwed partial period.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2018	March 31, 2017	Change		2018	2017
Advanced Materials & Structures	$0.4	$0.4	$—	N/A	0.3%	0.4%
Engineered Papers	—	0.5	(0.5)	(100.0)	—	0.4
Unallocated expenses	—	0.2	(0.2)	(100.0)
Total	$0.4	$1.1	$(0.7)	(63.6)%	0.2%	0.5%

The Company incurred total restructuring and impairment expense of $0.4 million and $1.1 million in the three months ended March 31, 2018 and 2017, respectively. In the 2018 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our AMS manufacturing operations in the U.S.

In the 2017 period, the restructuring expense primarily related to $0.9 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S., France and Belgium and $0.2 million in severance accruals within supporting overhead departments not allocated to a specific segment.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2018	March 31, 2017	Change		2018	2017
Advanced Materials & Structures	$10.6	$8.9	$1.7	19.1%	9.2%	8.9%
Engineered Papers	33.9	27.9	6.0	21.5	23.1	20.9
Unallocated expenses	(9.5)	(9.2)	(0.3)	(3.3)
Total	$35.0	$27.6	$7.4	26.8%	13.4%	11.8%

Operating profit was $35.0 million in the three months ended March 31, 2018 compared with $27.6 million during the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2018 was $10.6 million compared to $8.9 million in the prior-year period. The increase of $1.7 million, or 19.1%, was primarily due to the favorable impact of reduced purchase accounting expenses, higher organic net sales and associated gross profits and the Conwed partial period benefit, partially offset by certain manufacturing inefficiencies and higher raw materials costs.

The EP segment's operating profit in the three months ended March 31, 2018 was $33.9 million, an increase of $6.0 million, or 21.5%, from $27.9 million in the prior-year period.  The increase was primarily due to improved manufacturing efficiencies and the favorable impact of foreign currency effects, partially offset by higher raw materials costs.

Unallocated expenses in the three months ended March 31, 2018 were $9.5 million compared to $9.2 million in the prior-year period, an increase of $0.3 million, or 3.3%.

Non-Operating Expenses

Interest expense was $6.2 million in the three months ended March 31, 2018, an increase from $5.8 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.44% and 2.81% for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense is due to a higher average interest rate compared to the prior-year period as a result of rising market interest rates.

Other expense, net, was $0.3 million during the three months ended March 31, 2018. The $0.8 million decrease compared to Other expense, net, of $1.1 million during the three months ended March 31, 2017 was due primarily to a favorable litigation settlement in Luxembourg in the three months ended March 31, 2018.

Income Taxes

A $7.3 million provision for income taxes in the three months ended March 31, 2018 resulted in an effective tax rate of 25.6% compared with 34.3% in the prior-year period.  The decrease was materially due to the favorable US tax rate reduction offset by other unfavorable US tax reform adjustments.

(Loss) Income from Equity Affiliates

Loss from equity affiliates was $0.3 million in the three months ended March 31, 2018 compared with income of $0.1 million during the prior-year period. The decrease in earnings was driven primarily by lower sales volume at CTS in the first quarter of 2018 compared to the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Loss from discontinued operations was $0.4 million and $0.0 million for the three months ended March 31, 2018 and 2017, respectively. This increase is the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the three months ended March 31, 2018 was $20.5 million, or $0.67 per diluted share, compared with $13.7 million, or $0.45 per diluted share, during the prior-year period.  The increase in net income was primarily due to higher operating profits in the EP segment, including currency benefits, and higher operating profits in the AMS segment due to organic sales growth, the Conwed partial period benefit, and the reduction in purchase accounting expenses. The company also benefited from a lower tax rate.

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

As of March 31, 2018, $78.3 million of the Company's $96.1 million of cash and cash equivalents was held by foreign subsidiaries. On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. We recorded a provisional tax liability of $48.7 million relating to the one-time mandatory transition tax on our accumulated foreign earnings which we intend to pay over an eight-year payment schedule as prescribed by the Tax Act. We do not expect the payment of the transition taxes over the next eight years to adversely effect our liquidity and resource planning. Additionally, the Tax Act is not expected to adversely impact our debt covenant compliance. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.

Capital spending for 2018 is projected to be approximately $40.0 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Amended Credit Agreement.

Cash Requirements

As of March 31, 2018, we had net operating working capital of $203.9 million and cash and cash equivalents of $96.1 million, compared with net operating working capital of $184.2 million and cash and cash equivalents of $106.9 million as of December 31, 2017.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$20.5	$13.7
Less: Loss from discontinued operations	(0.4)	—
Income from continuing operations	20.9	13.7
Non-cash items included in net income:
Depreciation and amortization	15.6	16.6
Deferred income tax provision	0.8	—
Pension and other postretirement benefits	1.0	1.0
Stock-based compensation	1.5	1.4
Loss (income) from equity affiliates	0.3	(0.1)
Other items	0.3	(0.4)
Net changes in operating working capital	(18.4)	(19.3)
Net cash provided by (used in) operating activities of:
Continuing operations	22.0	12.9
Discontinued operations	—	0.1
Net cash provided by operations	$22.0	$13.0

Net cash provided by operations was $22.0 million in the three months ended March 31, 2018 compared with $13.0 million in the prior-year period. Net cash provided by operations increased primarily due to a $6.8 million year-over-year increase in Net income.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2018	March 31, 2017
Changes in operating working capital
Accounts receivable	$(13.1)	$(8.6)
Inventories	1.7	2.2
Prepaid expenses	(2.7)	(1.7)
Accounts payable	2.1	(0.9)
Accrued expenses	(9.6)	(7.3)
Accrued income taxes	3.2	(3.0)
Net changes in operating working capital	$(18.4)	$(19.3)

In the three months ended March 31, 2018, net changes in operating working capital used cash of $18.4 million compared to the prior-year period, in which net changes in operating working capital used cash of $19.3 million. This favorable change in working capital outflows compared to the three months ended March 31, 2017 was primarily driven by increased cash flows related to accounts payable and accrued income taxes and reduced cash flows related to accounts receivable, prepaid expenses and accrued expenses.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2018	March 31, 2017
Capital spending	$(6.0)	$(11.1)
Capitalized software costs	(0.4)	(0.8)
Acquisitions, net of cash acquired	—	(293.4)
Other	(0.8)	(0.6)
Cash used for investing	$(7.2)	$(305.9)

Cash used for investing activities during the three months ended March 31, 2018 was $7.2 million, consisting primarily of capital spending, compared to $305.9 million in the prior-year period, which included $293.4 million related to the acquisition of Conwed.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2018	March 31, 2017
Cash dividends paid to SWM stockholders	$(13.2)	$—
Net (repayments of) proceeds from short-term and long-term debt	(11.1)	285.8
Purchases of common stock	(2.5)	(1.1)
Payments for debt issuance costs	—	(0.6)
Cash provided by (used in) financing	$(26.8)	$284.1

During the three months ended March 31, 2018, financing activities consisted of $13.2 million in cash paid for dividends declared to SWM stockholders in the first three months of 2018, $11.1 million in net payments on short-term and long-term debt and share repurchases of $2.5 million. In the prior-year period, the Company acquired Conwed, accounting for the $285.8 million in net proceeds from borrowings.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 2, 2018, we announced a cash dividend of $0.43 per share payable on June 22, 2018 to stockholders of record as of May 25, 2018. The covenants contained in our Amended Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 11. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2018, we repurchased 62,634 shares of our common stock at a cost of $2.5 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2017, we repurchased 24,200 shares of our common stock for $1.1 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2018	March 31, 2017
Changes in short-term debt	$(1.4)	$—
Proceeds from issuances of long-term debt	—	286.5
Payments on long-term debt	(9.7)	(0.7)
Net (repayments of) proceeds from borrowings	$(11.1)	$285.8

Net repayments on borrowings were $11.1 million during the three months ended March 31, 2018.

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

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The term loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $287.2 million as of March 31, 2018. We also had availability under our bank overdraft facilities of $6.4 million as of March 31, 2018.

The Company was in compliance with all of its covenants under the First Amendment and Amended Credit Agreement at March 31, 2018. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the Amended Credit Agreement, at March 31, 2018 and December 31, 2017 were 54.5% and 55.6%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity and Capital Resources

Our pension obligations are funded by our separate pension trusts, which held $131.9 million in assets at December 31, 2017. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $22.7 million as of December 31, 2017. We make contributions to our pension trusts based on many factors, including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. The Company is not required to contribute during 2018 to its U.S. and French pension plans although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2018 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Conwed acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following factors:

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

•
International conflicts and disputes, such as those involving the Russian Federation, Korea and the Middle East, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2018 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 19. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 13. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

As of March 31, 2018, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-31, 2018	5,964	$45.57	—	$—	$—
February 1-28, 2018	56,202	40.03	—	—	—
March 1-31, 2018	468	41.46	—	—	—
Total Year-to-Date 2018	62,634	$40.57	—	$—	$—

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
10.1
Letter of Agreement, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and R. Andrew Wamser, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2018).

10.2
Separation Agreement, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and Allison Aden (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 11, 2018).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

May 2, 2018

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

May 2, 2018

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