Form 10-Q
period 2018-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2018-08-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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

The Company had 30,757,394 shares of common stock issued and outstanding as of August 1, 2018.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$270.4	$255.3	$532.3	$488.6
Cost of products sold	193.0	178.4	382.9	348.3
Gross profit	77.4	76.9	149.4	140.3

Selling expense	9.2	8.2	18.3	16.5
Research expense	4.1	4.6	8.2	9.0
General expense	21.4	22.2	44.8	44.2
Total nonmanufacturing expenses	34.7	35.0	71.3	69.7

Restructuring and impairment expense	0.6	1.6	1.0	2.7
Operating profit	42.1	40.3	77.1	67.9
Interest expense	6.6	6.8	12.8	12.6
Other (expense), net	(0.5)	(1.6)	(0.8)	(2.7)
Income from continuing operations before income taxes and income from equity affiliates	35.0	31.9	63.5	52.6

Provision for income taxes	8.7	9.9	16.0	17.0
(Loss) income from equity affiliates, net of income taxes	(0.5)	0.3	(0.8)	0.4
Income from continuing operations	25.8	22.3	46.7	36.0
Loss from discontinued operations	—	—	(0.4)	—
Net income	$25.8	$22.3	$46.3	$36.0

Net income per share - basic:
Income per share from continuing operations	$0.84	$0.73	$1.52	$1.18
Income (loss) per share from discontinued operations	—	—	(0.01)	—
Net income per share – basic	$0.84	$0.73	$1.51	$1.18

Net income per share – diluted:
Income per share from continuing operations	$0.83	$0.72	$1.51	$1.17
Income (loss) per share from discontinued operations	—	—	(0.01)	—
Net income per share – diluted	$0.83	$0.72	$1.50	$1.17

Weighted average shares outstanding:

Basic	30,565,800	30,412,900	30,527,400	30,389,000

Diluted	30,705,900	30,546,700	30,663,000	30,517,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$25.8	$22.3	$46.3	$36.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30.6)	19.8	(22.0)	25.7
Less: Reclassification adjustment for realized translation adjustments	(0.2)	—	(0.4)	—

Unrealized (losses) gains on derivative instruments	(2.2)	(3.7)	0.3	(2.6)
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	(0.8)	(0.6)	(1.6)	(0.4)

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.8	1.1	1.5	2.2
Other comprehensive (loss) income	(33.0)	16.6	(22.2)	24.9
Comprehensive (loss) income	$(7.2)	$38.9	$24.1	$60.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$73.9	$106.9
Accounts receivable, net	159.4	149.4
Inventories	153.7	155.2
Income taxes receivable	0.3	3.4
Assets held for sale	11.9	12.8
Other current assets	7.2	5.4
Total current assets	406.4	433.1

Property, plant and equipment, net	346.7	361.9
Deferred income tax benefits	0.6	1.0
Investment in equity affiliates	66.8	68.5
Goodwill	339.9	341.3
Intangible assets	284.7	297.2
Other assets	40.0	39.5
Total assets	$1,485.1	$1,542.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$3.0	$5.1
Accounts payable	60.8	59.4
Income taxes payable	2.5	4.0
Accrued expenses	69.9	78.6
Total current liabilities	136.2	147.1

Long-term debt	639.8	679.1
Long-term income tax payable	33.4	36.7
Pension and other postretirement benefits	28.7	30.7
Deferred income tax liabilities	45.6	42.3
Other liabilities	58.9	59.9
Total liabilities	942.6	995.8
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,754,759 and 30,711,299 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3.1	3.1
Additional paid-in-capital	68.8	66.3
Retained earnings	582.2	566.7
Accumulated other comprehensive loss, net of tax	(111.6)	(89.4)
Total stockholders’ equity	542.5	546.7
Total liabilities and stockholders’ equity	$1,485.1	$1,542.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income	—	—	—	36.0	—	36.0
Other comprehensive income, net of tax	—	—	—	—	24.9	24.9
Dividends declared ($0.84 per share)	—	—	—	(25.8)	—	(25.8)
Restricted stock issuances, net	184,213	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.2	—	—	2.2
Stock issued to directors as compensation	2,741	—	0.1	—	—	0.1
Purchases and retirement of common stock	(24,587)	—	—	(1.0)	—	(1.0)
Balance, June 30, 2017	30,706,861	$3.1	$61.5	$594.5	$(114.4)	$544.7

Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of changes in accounting standards	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	46.3	—	46.3
Other comprehensive loss, net of tax	—	—	—	—	(22.2)	(22.2)
Dividends declared ($0.86 per share)	—	—	—	(26.4)	—	(26.4)
Restricted stock issuances, net	108,154	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.4	—	—	2.4
Stock issued to directors as compensation	2,643	—	0.1	—	—	0.1
Purchases and retirement of common stock	(67,337)	—	—	(2.7)	—	(2.7)
Balance, June 30, 2018	30,754,759	$3.1	$68.8	$582.2	$(111.6)	$542.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating
Net income	$46.3	$36.0
Less: Loss from discontinued operations	(0.4)	—
Income from continuing operations	46.7	36.0
Non-cash items included in net income:
Depreciation and amortization	31.0	31.9
Restructuring-related impairment	0.2	0.6
Deferred income tax provision	2.3	1.7
Pension and other postretirement benefits	2.0	2.0
Stock-based compensation	2.5	2.2
Loss (income) from equity affiliates	0.8	(0.4)
Other items	1.1	(1.2)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(19.1)	(13.8)
Inventories	(5.4)	0.5
Prepaid expenses	(2.1)	(1.9)
Accounts payable	4.5	3.1
Accrued expenses	(7.3)	(7.5)
Accrued income taxes	(1.3)	(8.4)
Net changes in operating working capital	(30.7)	(28.0)
Net cash provided by operating activities of:
- Continuing operations	55.9	44.8
- Discontinued operations	0.2	0.1
Net cash provided by operations	56.1	44.9
Investing
Capital spending	(13.7)	(19.3)
Capitalized software costs	(0.6)	(1.6)
Acquisitions, net of cash acquired	—	(291.7)
Other investing	(0.7)	1.8
Net cash used in investing	(15.0)	(310.8)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Financing
Cash dividends paid to SWM stockholders	(26.4)	(25.8)
Changes in short-term debt	(1.5)	0.9
Proceeds from issuances of long-term debt	0.8	287.8
Payments on long-term debt	(41.5)	(8.9)
Purchases of common stock	(2.7)	(1.0)
Payments for debt issuance costs	—	(0.6)
Net cash (used in) provided by financing	(71.3)	252.4
Effect of exchange rate changes on cash and cash equivalents	(2.8)	3.9
Decrease in cash and cash equivalents	(33.0)	(9.6)
Cash and cash equivalents at beginning of period	106.9	107.4
Cash and cash equivalents at end of period	$73.9	$97.8

Supplemental Cash Flow Disclosures
Cash paid for interest	$13.5	$9.2
Cash paid for taxes, net	$14.5	$23.2
Change in capital spending in accounts payable and accrued liabilities	$1.8	$3.5
Deferred contingent business acquisition consideration	$—	$8.6
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

The Engineered Papers segment, or EP, primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products, or "recon". Traditional reconstituted tobacco leaf, or "RTL", is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as LIP (low ignition propensity) cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage and industrial commodity paper grades.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

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

In March, April and May 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company adopted these updates effective January 1, 2018 and adoption of these updates did not materially affect our financial position or materially impact the amount or timing of revenues recognized in the consolidated financial statements, as discussed above. See Note 2. Revenue Recognition for further discussion.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 718): Intra-Entity Transfers of Assets Other Than Inventory." This standard states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thus eliminating the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company adopted this ASU effective January 1, 2018, utilizing the modified retrospective basis transition approach upon adoption. The adoption of this guidance resulted in a cumulative-effect adjustment directly to retained earnings of $2.2 million as of January 1, 2018.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment. For the three and six months ended June 30, 2017, respectively, $0.8 million and $1.8 million in pension expense were reclassified from Operating profit to Other expense in the condensed consolidated statement of income for the 2017 comparative periods. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting". This amendment clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company adopted this guidance as of January 1, 2018. Adoption of ASU 2017-09 did not have a material impact on the consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and make the accounting treatment for employee and nonemployee share-based transactions more consistent. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early adoption is permitted, but no earlier than the entity's adoption date of Topic 606. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	Three Months Ended
	June 30, 2018			June 30, 2017
	AMS	EP	Total	AMS	EP	Total
Product revenues	$120.6	$133.6	$254.2	$114.7	$115.2	$229.9
Materials conversion revenues	2.2	11.5	13.7	2.6	21.0	23.6
Other revenues	1.2	1.3	2.5	0.5	1.3	1.8
Total revenues (1)	$124.0	$146.4	$270.4	$117.8	$137.5	$255.3
(1) Revenues include net hedging gains and losses for the three months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30, 2018			June 30, 2017
	AMS	EP	Total	AMS	EP	Total
Product revenues	$229.0	$254.4	$483.4	$206.0	$228.5	$434.5
Materials conversion revenues	8.4	36.2	44.6	10.8	40.0	50.8
Other revenues	1.9	2.4	4.3	1.0	2.3	3.3
Total revenues (1)	$239.3	$293.0	$532.3	$217.8	$270.8	$488.6
(1) Revenues include net hedging gains and losses for the six months ended June 30, 2018 and 2017.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	June 30, 2018			June 30, 2017
	AMS	EP	Total	AMS	EP	Total
United States	$84.8	$50.0	$134.8	$78.3	$47.1	$125.4
Europe and the former Commonwealth of Independent States	10.7	60.0	70.7	12.9	53.1	66.0
Asia/Pacific (including China)	22.0	17.9	39.9	19.7	17.4	37.1
Latin America	2.5	10.5	13.0	3.1	10.9	14.0
Other foreign countries	4.0	8.0	12.0	3.8	9.0	12.8
Total revenues (1)	$124.0	$146.4	$270.4	$117.8	$137.5	$255.3
(1) Revenues include net hedging gains and losses for the three months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30, 2018			June 30, 2017
	AMS	EP	Total	AMS	EP	Total
United States	$162.9	$99.7	$262.6	$147.0	$93.4	$240.4
Europe and the former Commonwealth of Independent States	26.5	117.6	144.1	24.1	102.3	126.4
Asia/Pacific (including China)	36.6	39.2	75.8	34.4	38.5	72.9
Latin America	5.7	22.0	27.7	5.4	21.4	26.8
Other foreign countries	7.6	14.5	22.1	6.9	15.2	22.1
Total revenues (1)	$239.3	$293.0	$532.3	$217.8	$270.8	$488.6
(1) Revenues include net hedging gains and losses for the six months ended June 30, 2018 and 2017.

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

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	June 30, 2018	December 31, 2017
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $13.1 million and $13.8 million at June 30, 2018 and December 31, 2017, respectively	$(23.4)	$(24.9)
Accumulated unrealized (loss) gain on derivative instruments, net of income tax benefit of $1.5 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively	(0.9)	0.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $2.6 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively	(87.3)	(64.9)
Accumulated other comprehensive loss	$(111.6)	$(89.4)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2018			June 30, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.1	$(0.3)	$0.8	$1.3	$(0.2)	$1.1
Unrealized (loss) gain on derivative instruments	(4.4)	1.4	(3.0)	(6.7)	2.4	(4.3)
Unrealized (loss) gain on foreign currency translation	(30.0)	(0.8)	(30.8)	19.8	—	19.8
Total	$(33.3)	$0.3	$(33.0)	$14.4	$2.2	$16.6

	Six Months Ended
	June 30, 2018			June 30, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$2.2	$(0.7)	$1.5	$2.6	$(0.4)	$2.2
Unrealized (loss) gain on derivative instruments	(2.6)	1.3	(1.3)	(5.0)	2.0	(3.0)
Unrealized (loss) gain on foreign currency translation	(20.5)	(1.9)	(22.4)	25.7	—	25.7
Total	$(20.9)	$(1.3)	$(22.2)	$23.3	$1.6	$24.9

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

The consideration for the Conwed acquisition was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. There were no changes to the assumptions underlying the estimated fair value calculation during the six months ended June 30, 2018. As of June 30, 2018, the balance of the contingent liability was $10.0 million, including $0.5 million in accretion year-to-date.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the inventory acquired from Conwed on January 20, 2017 was $20.6 million, which included a step-up in basis of $2.9 million. Finished goods and work-in-process inventory were valued using the comparative sales method, which is a function of the estimated selling price less the sum of (a) any cost to complete, (b) costs of disposal, (c) holding costs and (d) a reasonable profit for allowance for the acquirer. Raw materials were valued using the replacement cost method of the cost approach.

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

For the six months ended June 30, 2018 and 2017, the Company recognized no and $0.1 million of direct and indirect acquisition-related costs, respectively. In the six months ended June 30, 2017, the Company incurred $0.6 million in acquisition-related financing costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and are amortized in Interest expense over the life of the Amended Credit Agreement.

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

The amounts of the unaudited pro forma Net sales and Income from continuing operations of the combined entity had the acquisition date been January 1, 2017 are as follows ($ in millions):

	Net Sales	Income from Continuing Operations
2017 Supplemental Pro Forma from January 1, 2017 - June 30, 2017	$496.3	$32.7

Note 5. Discontinued Operations

The Company's former paper mill in San Pedro, Philippines has been reported as a discontinued operation since 2013. This operation was previously presented as a component of the EP segment. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013. For all periods presented, results of this operation have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2018	December 31, 2017
Assets of discontinued operations:
Current assets	$0.8	$1.0
Other assets	1.9	2.4

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$—	$—	$—	$—
Other income (expense)	—	—	(0.4)	—
Loss from discontinued operations before income taxes	—	—	(0.4)	—
Income tax (provision) benefit	—	—	—	—
Loss from discontinued operations	—	—	(0.4)	—

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator (basic and diluted):
Net income	$25.8	$22.3	$46.3	$36.0
Less: Dividends paid to participating securities	—	(0.1)	(0.1)	(0.2)
Less: Undistributed earnings available to participating securities	(0.2)	(0.1)	(0.2)	(0.1)
Undistributed and distributed earnings available to common stockholders	$25.6	$22.1	$46.0	$35.7

Denominator:
Average number of common shares outstanding	30,565.8	30,412.9	30,527.4	30,389.0
Effect of dilutive stock-based compensation	140.1	133.8	135.6	128.1
Average number of common and potential common shares outstanding	30,705.9	30,546.7	30,663.0	30,517.1

Note 7. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	June 30, 2018	December 31, 2017
Raw materials	$48.1	$50.4
Work in process	25.9	21.3
Finished goods	70.4	74.2
Supplies and other	9.3	9.3
Total	$153.7	$155.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2018 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2017	$336.1	$5.2	$341.3
Foreign currency translation adjustments	(1.3)	(0.1)	(1.4)
Goodwill as of June 30, 2018	$334.8	$5.1	$339.9

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$41.7	$—	$(0.5)	$235.1
Developed technology	34.0	7.3	—	—	26.7
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.4	—	—	1.5
Patents	1.5	0.3	—	—	1.2
Total	$336.5	$51.5	$20.7	$(0.2)	$264.5

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.2)	$20.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$32.9	$—	$(2.3)	$245.7
Developed technology	34.0	6.0	—	(0.1)	28.1
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.1	—	—	1.8
Patents	1.5	0.3	—	—	1.2
Total	$337.4	$42.0	$20.7	$(2.1)	$276.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.4)	$20.4

Amortization expense of intangible assets was $5.2 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively, and $10.4 million and $10.5 million for the six months ended June 30, 2018 and 2017, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.3 million in each of the next five years.

Note 10. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $0.6 million and $1.6 million in the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $2.7 million in the six months ended June 30, 2018 and 2017, respectively.

In the AMS segment, Restructuring and impairment expense was $0.4 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $1.2 million in the six months ended June 30, 2018 and 2017, respectively. Restructuring and impairment expense for the six months ended June 30, 2018 consisted of$0.6 million in severance accruals for employees at our U.S. manufacturing operations, as well as $0.2 million in impairment charges at our U.S manufacturing operations. In the six months ended June 30, 2017, Restructuring and impairment expense consisted of severance accruals for employees at our U.S. and Belgium manufacturing operations.

In the EP segment, Restructuring and impairment expense was $0.2 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $1.3 million in the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, Restructuring and impairment expense consisted of $0.2 million in severance accruals for employees at our manufacturing facilities in France. During the six months ended June 30, 2017, Restructuring and impairment expense consisted of $0.7 million in severance accruals for employees at our manufacturing facilities in the U.S. and France, as well as an impairment charge of $0.6 million at our Philippines RTL location.

Additionally, the Company incurred no restructuring and impairment expense during the three months ended June 30, 2018 and 2017, respectively, and $0.0 million and $0.2 million in the six months ended June 30, 2018 and 2017, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring liabilities were classified within Accrued expenses in each of the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2018 and December 31, 2017 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Balance at beginning of year	$1.7	$4.3
Accruals for announced programs	0.8	3.5
Cash payments	(1.3)	(6.4)
Other	1.8	—
Exchange rate impacts	—	0.3
Balance at end of period	$3.0	$1.7

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of June 30, 2018, all of the physical assets of this entity are classified as Assets held for sale. The Company incurred no and $0.6 million in impairment charges related to these assets during the six months ended June 30, 2018 and 2017, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt

The components of total debt are summarized in the following table ($ in millions):

	June 30, 2018	December 31, 2017
Term loan A-1	$60.0	$60.0
Term loan A-2	243.1	244.4
Revolving credit agreement - U.S. dollar borrowings	324.5	344.5
Revolving credit agreement - Euro borrowings	9.4	26.4
French employee profit sharing	6.7	9.1
Long-term capital lease obligations	4.1	4.1
Other	—	1.5
Debt issuance costs	(5.0)	(5.8)
Total debt	642.8	684.2
Less: Current debt	(3.0)	(5.1)
Long-term debt	$639.8	$679.1

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

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranges from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranges from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, will be adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement. As of June 30, 2018, the average interest rate was 4.11% on outstanding US Revolving Credit Facility borrowings, 2.00% on outstanding Euro Revolving Credit Facility borrowings, 4.13% on outstanding Term Loan A-1 borrowings and 4.38% on outstanding Term Loan A-2 borrowings. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 3.51% and 3.05% for the six months ended June 30, 2018 and 2017, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the updated net debt to EBITDA ratios noted above, the Amended Credit Agreement also contains representations and warranties which are customary for facilities of this type and other covenants and provisions. The Company was in compliance with all of its covenants under the Amended Credit Agreement at June 30, 2018.

In conjunction with the First Amendment, the Company capitalized approximately $0.6 million in deferred debt issuance costs during the first quarter of 2017 which will be amortized over the term of the related debt instruments. As of June 30, 2018 and December 31, 2017, the Company's total deferred debt issuance costs, net of accumulated amortization, were $5.0 million and $5.8 million, respectively. Amortization expense of $0.9 million was recorded during each of the six months ended June 30, 2018 and 2017, respectively, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

Fair Value of Debt

At June 30, 2018 and December 31, 2017, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2018 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.7	Accrued expenses	$2.5
Foreign exchange contracts	Other assets	—	Other liabilities	12.2
Interest rate contracts	Other assets	4.4	Other liabilities	—
Total derivatives designated as hedges		7.1		14.7

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.3	Accounts payable	—
Total derivatives not designated as hedges		0.3		—
Total derivatives		$7.4		$14.7

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2017 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$4.7	Accrued expenses	$0.2
Foreign exchange contracts	Other assets	—	Other liabilities	14.2
Interest rate contracts	Other assets	2.0	Other liabilities	—
Total derivatives designated as hedges		6.7		14.4

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accounts payable	—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$6.8		$14.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,		June 30,
	2018	2017	2018	2017		2018	2017	2018	2017
Foreign exchange contracts	$(3.1)	$(0.4)	$(2.7)	$1.5	Net sales	$0.1	$(0.1)	$0.7	$(0.1)
Foreign exchange contracts	0.1	(2.8)	—	(3.3)	Other income, net	0.2	1.0	—	1.2
Interest rate contracts	0.8	(0.5)	3.0	(0.8)	Interest expense	0.5	(0.3)	0.9	(0.7)
Total	$(2.2)	$(3.7)	$0.3	$(2.6)		$0.8	$0.6	$1.6	$0.4

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and six months ended June 30, 2018 or 2017, other than those related to the cross-currency swap, noted below.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in AOCI as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of June 30, 2018, the loss, net of taxes, recognized in Other comprehensive income on derivatives is $7.5 million. For the three months ended June 30, 2018, $0.2 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.4 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the six months ended June 30, 2018, $0.4 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.9 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Foreign exchange contracts	Other income, net	$(2.6)	$(0.3)	$(2.1)	$(1.4)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. The Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  SWM-B's appeal on the merits concerning Assessment 2 in the amount of approximately $11.1 million was denied by a single justice in a different chamber of the Federal Supreme Court of Brazil on April 9, 2018, and SWM-B has appealed his decision to the full chamber of the Federal Supreme Court on May 11, 2018.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued three sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, and a third for September 2011 - September 2013 (collectively the "Electricity Assessments").  SWM-B has challenged all three Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In October and November 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments. The State issued notices to SWM-B to pay approximately $5.2 million in connection with the first electricity assessment and $7.8 million in connection with the second electricity assessment, in each case based on the foreign currency exchange rate at June 30, 2018.  SWM-B filed separate challenges to these electricity assessments in further court proceedings in the state judicial system, and different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement. In March and July 2017, the first-level judicial court ruled that SWM-B must present additional evidence that it is an "electricity-intensive consumer" concerning the first and second electricity assessments. SWM-B is now pursuing these actions. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B's challenge to the third electricity assessment was unanimously upheld on March 6, 2018, by the second administrative level court (Conselho de Contribuintes), after the State admitted the new regulation did not apply to the case. Dismissal of the third Electricity Assessment is now final.

SWM-B believes that both the remaining Raw Materials Assessment and the remaining Electricity Assessments will ultimately be resolved in its favor. No liability has been recorded in our consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or six months ended June 30, 2018 and 2017 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.1	1.2	0.1	0.1	—	—
Expected return on plan assets	(1.4)	(1.6)	(0.1)	(0.1)	—	—
Amortizations and other	0.8	0.9	0.2	0.3	—	—
Net periodic benefit cost	$0.5	$0.5	$0.5	$0.6	$—	$—

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$0.6	$0.5	$—	$—
Interest cost	2.2	2.4	0.2	0.2	—	—
Expected return on plan assets	(2.9)	(3.2)	(0.1)	(0.1)	—	—
Amortizations and other	1.7	1.8	0.4	0.6	0.1	0.1
Net periodic benefit cost	$1.0	$1.0	$1.1	$1.2	$0.1	$0.1

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 "Accounting for Income Taxes in Interim Periods." These interim estimates are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective tax rate calculations could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that require recognition of the effect of the tax law changes in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. The Company determined that the remeasurement of its deferred tax assets and liabilities, transition tax liability and the related foreign currency implications, state taxes, and tax liability associated with investments in non-US subsidiaries where book basis exceeds tax basis were provisional amounts and reasonable estimates as of December 31, 2017. At June 30, 2018, the Company has not completed its accounting for all the tax effects of the Tax Act. Except as otherwise noted below, we have made no other measurement period adjustments. During the quarter ended June 30, 2018, the Company concluded it should make a measurement period adjustment for its December 31, 2017 provisional determination that it would not be repatriating any indefinitely reinvested earnings. Prospectively, the Company no longer intends to permanently reinvest its undistributed foreign earnings.

The impact of the Tax Act may differ from our provisional estimates, possibly materially, during the one-year measurement period due to further refinement of the Company’s calculations. Further, additional guidance may be issued to address questions that arise because of the Tax Act, which may affect actions the Company may take as a result of the Tax Act.

The Tax Act subjects a U.S. shareholder to tax on the Global Intangible Low Tax Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Since the future impacts on taxable income depends on a number of different aspects of estimated future results of global operations, the policy decision has not yet been made.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2018 or 2017.

The company's effective tax rate from continuing operations was 24.9% and 31.0% for the three months ended June 30, 2018 and 2017, respectively. The decrease was materially due to the favorable US tax rate reduction, partially offset by other unfavorable US tax reform adjustments. The company's effective tax rate from continuing operations was 25.2% and 32.3% for the six months ended June 30, 2018 and 2017, respectively. The decrease was materially due to the favorable US tax rate reduction, partially offset by other unfavorable US tax reform adjustments.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials & Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films and other non-wovens for use in high-performance applications in the filtration, infrastructure and construction, transportation, medical and industrial end-markets. It consists of the operations of various acquisitions. The EP segment primarily produces various cigarette papers and recon for sale to cigarette manufacturers. The EP segment also includes non-tobacco paper for battery separators, printing and writing, drinking straw wrap and furniture laminates.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. In conjunction with the Company's adoption of ASU 2017-07, the Company recorded a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment; for the three and six months ended June 30, 2017, $0.8 million and $1.8 million, respectively, in pension expense was reclassified from Operating profit to Other expense in the condensed consolidated statement of income for the 2017 comparative period. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other condensed consolidated financial statements.

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Advanced Materials & Structures	$124.0	45.9%	$117.8	46.1%	$239.3	45.0%	$217.8	44.6%
Engineered Papers	146.4	54.1	137.5	53.9	293.0	55.0	270.8	55.4
Total Consolidated	$270.4	100.0%	$255.3	100.0%	$532.3	100.0%	$488.6	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Advanced Materials & Structures	$17.0	40.4%	$16.6	41.2%	$27.6	35.8%	$25.5	37.6%
Engineered Papers	33.3	79.1	31.6	78.4	67.2	87.2	59.5	87.6
Unallocated	(8.2)	(19.5)	(7.9)	(19.6)	(17.7)	(23.0)	(17.1)	(25.2)
Total Consolidated	$42.1	100.0%	$40.3	100.0%	$77.1	100.0%	$67.9	100.0%

($ in millions)	Segment Assets
	June 30, 2018	December 31, 2017
Advanced Materials & Structures	$810.0	$811.7
Engineered Papers	540.3	537.6
Unallocated	134.8	193.2
Total Consolidated	$1,485.1	$1,542.5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2017. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and the sections entitled "Forward-Looking Statements" at the end of this Item 2 and "Risk Factors" in Part II, Item 1A of this report. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

Summary

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30,		Percent of Net Sales		June 30,		Percent of Net Sales
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$270.4	$255.3	100.0%	100.0%	$532.3	$488.6	100.0%	100.0%
Gross profit	77.4	76.9	28.6	30.1	149.4	140.3	28.1	28.7
Restructuring & impairment expense	0.6	1.6	0.2	0.6	1.0	2.7	0.2	0.6
Operating profit	42.1	40.3	15.6	15.8	77.1	67.9	14.5	13.9
Interest expense	6.6	6.8	2.4	2.7	12.8	12.6	2.4	2.6
Income from continuing operations	25.8	22.3	9.5	8.7	46.7	36.0	8.8	7.4
Loss from discontinued operations	—	—	—	—	(0.4)	—	(0.1)	—
Net income	$25.8	$22.3	9.5%	8.7%	$46.3	$36.0	8.7%	7.4%
Diluted earnings per share from continuing operations	$0.83	$0.72			$1.51	$1.17
Diluted earnings per share	$0.83	$0.72			$1.50	$1.17
Cash provided by operations	$34.1	$31.9			$56.1	$44.9
Capital spending	$7.7	$8.2			$13.7	$19.3

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Net Sales
($ in millions)

	Three Months Ended
	June 30, 2018	June 30, 2017	Change	Percent Change
Advanced Materials & Structures	$124.0	$117.8	$6.2	5.3%
Engineered Papers	146.4	137.5	8.9	6.5
Total	$270.4	$255.3	$15.1	5.9%

Net sales were $270.4 million in the three months ended June 30, 2018 compared with $255.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes due to net foreign currency impacts	$7.9	3.1%
Changes in volume, product mix and selling prices	7.2	2.8
Total	$15.1	5.9%

AMS segment net sales were $124.0 million for the three months ended June 30, 2018 compared to $117.8 million during the prior-year period. The increase of $6.2 million or 5.3% was primarily due to strong sales increases in filtration and medical products.

EP segment net sales during the three months ended June 30, 2018 of $146.4 million increased by $8.9 million, or 6.5%, versus net sales of $137.5 million in the prior-year quarter.  Compared to the prior-year period, the increase in net sales was primarily the result of a $6.7 million positive impact from foreign currency effects, primarily from the Euro, and a $2.2 million combined net positive impact of sales volume, average selling prices and mix of products sold.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Net sales	$270.4	$255.3	$15.1	5.9%	100.0%	100.0%
Cost of products sold	193.0	178.4	14.6	8.2	71.4	69.9
Gross profit	$77.4	$76.9	$0.5	0.7%	28.6%	30.1%

Gross profit increased by $0.5 million during the three months ended June 30, 2018 to $77.4 million versus the prior-year period of $76.9 million. AMS gross profit decreased by $0.6 million, primarily due to manufacturing inefficiencies and expenses related to a site scheduled for closure in late 2018 and higher input costs, partially offset by organic sales growth. In the EP segment, gross profit increased by $1.1 million, primarily due to higher sales, manufacturing efficiencies and a favorable impact from foreign currency effects, partially offset by higher input costs.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Selling expense	$9.2	$8.2	$1.0	12.2%	3.4%	3.2%
Research expense	4.1	4.6	(0.5)	(10.9)	1.5	1.8
General expense	21.4	22.2	(0.8)	(3.6)	7.9	8.7
Nonmanufacturing expenses	$34.7	$35.0	$(0.3)	(0.9)%	12.8%	13.7%

Nonmanufacturing expenses in the three months ended June 30, 2018 decreased by $0.3 million to $34.7 million from $35.0 million in the prior-year period.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Advanced Materials & Structures	$0.4	$0.8	$(0.4)	(50.0)%	0.3%	0.7%
Engineered Papers	0.2	0.8	(0.6)	(75.0)	0.1	0.6
Unallocated expenses	—	—	—	N/A
Total	$0.6	$1.6	$(1.0)	(62.5)%	0.2%	0.6%

The Company incurred total restructuring and impairment expense of $0.6 million and $1.6 million in the three months ended June 30, 2018 and 2017, respectively. In the 2018 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our AMS manufacturing operations in the U.S and our EP manufacturing operations in France, as well as asset impairment charges of $0.2 million on equipment in our AMS manufacturing operations.

In the 2017 period, the restructuring expense primarily related to $1.0 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S., France and Belgium as well as an asset impairment charge of $0.6 million on held for sale equipment at our Philippines RTL location.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Advanced Materials & Structures	$17.0	$16.6	$0.4	2.4%	13.7%	14.1%
Engineered Papers	33.3	31.6	1.7	5.4	22.7	23.0
Unallocated expenses	(8.2)	(7.9)	(0.3)	(3.8)
Total	$42.1	$40.3	$1.8	4.5%	15.6%	15.8%

Operating profit was $42.1 million in the three months ended June 30, 2018 compared with $40.3 million during the prior-year period.

The AMS segment's operating profit in the three months ended June 30, 2018 was $17.0 million compared to $16.6 million in the prior-year period. The increase of $0.4 million, or 2.4%, was primarily due to higher organic net sales and associated gross profits, and lower restructuring costs, partially offset by higher expenses associated with the planned site closure and higher raw materials costs.

The EP segment's operating profit in the three months ended June 30, 2018 was $33.3 million, an increase of $1.7 million, or 5.4%, from $31.6 million in the prior-year period.  The increase was primarily due to higher sales, manufacturing efficiencies and a favorable impact from foreign currency effects, partially offset by higher input costs.

Unallocated expenses in the three months ended June 30, 2018 were $8.2 million compared to $7.9 million in the prior-year period, an increase of $0.3 million, or 3.8%.

Non-Operating Expenses

Interest expense was $6.6 million in the three months ended June 30, 2018, a decrease from $6.8 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.57% and 3.30% for the three months ended June 30, 2018 and 2017, respectively. The decrease in interest expense is due to a lower total debt balance as of June 30, 2018 compared to the prior-year period, partially offset by a higher average interest rate compared to the prior-year period as a result of rising market interest rates.

Other expense, net, was $0.5 million during the three months ended June 30, 2018. The $1.1 million decrease compared to Other expense, net, of $1.6 million during the three months ended June 30, 2017 was due primarily to the favorable impact of foreign currency effects.

Income Taxes

An $8.7 million provision for income taxes in the three months ended June 30, 2018 resulted in an effective tax rate of 24.9% compared with 31.0% in the prior-year period.  The decrease was materially due to the favorable net impact of changes to U.S. tax laws, including a tax rate reduction.

(Loss) Income from Equity Affiliates

Loss from equity affiliates was $0.5 million in the three months ended June 30, 2018 compared with income of $0.3 million during the prior-year period. The decrease in earnings was driven primarily by lower RTL sales volume in the second quarter of 2018 compared to the prior-year period.

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

Net Income and Income per Share

Net income in the three months ended June 30, 2018 was $25.8 million, or $0.83 per diluted share, compared with $22.3 million, or $0.72 per diluted share, during the prior-year period.  The increase in net income was primarily due to higher operating profits in the EP segment, including currency benefits. The company also benefited from a lower tax rate.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net Sales
($ in millions)

	Six Months Ended
	June 30, 2018	June 30, 2017	Change	Percent Change
Advanced Materials & Structures	$239.3	$217.8	$21.5	9.9%
Engineered Papers	293.0	270.8	22.2	8.2
Total	$532.3	$488.6	$43.7	8.9%

Net sales were $532.3 million in the six months ended June 30, 2018 compared with $488.6 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$23.7	4.8%
Changes due to net foreign currency impacts	20.1	4.1
Changes due to royalties	(0.1)	—
Total	$43.7	8.9%

AMS segment net sales were $239.3 million for the six months ended June 30, 2018 compared to $217.8 million during the prior-year period. The increase of $21.5 million or 9.9% was due primarily to organic growth driven by sales increases in transportation, filtration and medical products compared to the prior-year period and $7.7 million in incremental partial period net sales from the acquired Conwed operations.

EP segment net sales during the six months ended June 30, 2018 of $293.0 million increased by $22.2 million versus net sales of $270.8 million in the prior-year period.  The increase in net sales was primarily the result of $17.7 million in favorable net foreign currency translation impacts, primarily from the Euro, and the $4.5 million net combined favorable impact of changes in volumes, mix of products sold and average selling prices, compared to the prior-year period.

Gross Profit
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Net sales	$532.3	$488.6	$43.7	8.9%	100.0%	100.0%
Cost of products sold	382.9	348.3	34.6	9.9	71.9	71.3
Gross profit	$149.4	$140.3	$9.1	6.5%	28.1%	28.7%

Gross profit increased by $9.1 million during the six months ended June 30, 2018 to $149.4 million versus the prior-year period of $140.3 million. AMS gross profit increased by $1.6 million, primarily due to organic sales growth, incremental gross profits from the Conwed acquisition and a favorable mix of products sold, partially offset by planned site closure expenses and higher input costs. In the EP segment, gross profit increased by $7.5 million, primarily due to higher sales, manufacturing efficiencies and the favorable impact of foreign currency effects, partially offset by higher input costs.

Nonmanufacturing Expenses
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Selling expense	$18.3	$16.5	$1.8	10.9%	3.4%	3.4%
Research expense	8.2	9.0	(0.8)	(8.9)	1.5	1.8
General expense	44.8	44.2	0.6	1.4	8.4	9.0
Nonmanufacturing expenses	$71.3	$69.7	$1.6	2.3%	13.3%	14.2%

Nonmanufacturing expenses in the six months ended June 30, 2018 increased by $1.6 million to $71.3 million from $69.7 million in the prior-year period.

Restructuring and Impairment Expense
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Advanced Materials & Structures	$0.8	$1.2	$(0.4)	(33.3)%	0.3%	0.6%
Engineered Papers	0.2	1.3	(1.1)	(84.6)	0.1	0.5
Unallocated expenses	—	0.2	(0.2)	(100.0)
Total	$1.0	$2.7	$(1.7)	(63.0)%	0.2%	0.6%

The Company incurred total restructuring and impairment expense of $1.0 million in the six months ended June 30, 2018 compared with $2.7 million in the six months ended June 30, 2017. In the 2018 period, the restructuring expense primarily related to $0.8 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S. and France, as well as an asset impairment charge of $0.2 million on equipment in our AMS manufacturing operations.

In the comparable 2017 period, the restructuring expense primarily related to $1.9 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Belgium, $0.2 million in severance accruals within supporting overhead departments not allocated to a specific segment and $0.6 million of an asset impairment charge recognized on held for sale equipment at our Philippines RTL facility.

Operating Profit
($ in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2018	June 30, 2017	Change		2018	2017
Advanced Materials & Structures	$27.6	$25.5	$2.1	8.2%	11.5%	11.7%
Engineered Papers	67.2	59.5	7.7	12.9	22.9	22.0
Unallocated expenses	(17.7)	(17.1)	(0.6)	(3.5)
Total	$77.1	$67.9	$9.2	13.5%	14.5%	13.9%

Operating profit was $77.1 million in the six months ended June 30, 2018 compared with $67.9 million during the prior-year period.

The AMS segment's operating profit in the six months ended June 30, 2018 was $27.6 million compared to $25.5 million in the prior-year period. The increase of $2.1 million, or 8.2%, was positively impacted by organic net sales growth and associated gross profits, partially offset by manufacturing inefficiencies associated with the planned site closure and higher raw materials costs.

The EP segment's operating profit in the six months ended June 30, 2018 was $67.2 million, an increase of $7.7 million, or 12.9%, from $59.5 million in the prior-year period.  The increase was primarily due to higher sales, improved manufacturing efficiencies and the favorable impact of foreign currency effects, partially offset by higher raw materials costs.

Unallocated expenses in the six months ended June 30, 2018 were $17.7 million compared to $17.1 million in the prior-year period, an increase of $0.6 million, or 3.5%.

Non-Operating Expenses

Interest expense was $12.8 million in the six months ended June 30, 2018, an increase from $12.6 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 3.51% and 3.05% for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense is due to a higher average interest rate compared to the prior-year period as a result of increases in market rates, partially offset by a lower total debt balance as of June 30, 2018 compared to the prior-year period.

Other expense, net, was $0.8 million during the six months ended June 30, 2018. The $1.9 million decrease compared to $2.7 million in Other expense, net, during the six months ended June 30, 2017 was due primarily to lower transactional taxes incurred in Brazil, the favorable impact of foreign currency effects and a favorable litigation settlement in Luxembourg in the first quarter of 2018.

Income Taxes

A $16.0 million provision for income taxes in the six months ended June 30, 2018 resulted in an effective tax rate of 25.2% compared with 32.3% in the prior-year period.  The decrease was materially due to the favorable net impact of changes to U.S. tax laws, including a tax rate reduction.

(Loss) Income from Equity Affiliates

Loss from equity affiliates was $0.8 million in the six months ended June 30, 2018 compared with income of $0.4 million during the prior-year period and reflected the results of operations of CTM and CTS. The decrease in earnings was driven primarily by lower sales volume at CTS in 2018 compared to the prior-year period, partially offset by higher net income from CTM.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Loss from discontinued operations was $0.4 million and $0.0 million for the six months ended June 30, 2018 and 2017, respectively. The 2018 loss is the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the six months ended June 30, 2018 was $46.3 million, or $1.50 per diluted share, compared with $36.0 million, or $1.17 per diluted share, during the prior-year period.  The increase in net income was primarily due to higher operating profits in the EP segment, including currency benefits, and higher operating profits in the AMS segment due to organic sales growth. The company also benefited from a lower tax rate.

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

As of June 30, 2018, $64.3 million of the Company's $73.9 million of cash and cash equivalents was held by foreign subsidiaries. On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. We recorded a provisional tax liability of $48.7 million relating to the one-time mandatory transition tax on our accumulated foreign earnings which we intend to pay over an eight-year payment schedule as prescribed by the Tax Act. We do not expect the payment of the transition taxes over the next eight years to adversely effect our liquidity and resource planning. Additionally, the Tax Act is not expected to adversely impact our debt covenant compliance. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Requirements

As of June 30, 2018, we had net operating working capital of $199.3 million and cash and cash equivalents of $73.9 million, compared with net operating working capital of $184.2 million and cash and cash equivalents of $106.9 million as of December 31, 2017.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2018	June 30, 2017
Net income	$46.3	$36.0
Less: Loss from discontinued operations	(0.4)	—
Income from continuing operations	46.7	36.0
Non-cash items included in net income:
Depreciation and amortization	31.0	31.9
Restructuring-related impairment	0.2	0.6
Deferred income tax provision	2.3	1.7
Pension and other postretirement benefits	2.0	2.0
Stock-based compensation	2.5	2.2
Loss (income) from equity affiliates	0.8	(0.4)
Other items	1.1	(1.2)
Net changes in operating working capital	(30.7)	(28.0)
Net cash provided by (used in) operating activities of:
Continuing operations	55.9	44.8
Discontinued operations	0.2	0.1
Net cash provided by operations	$56.1	$44.9

Net cash provided by operations was $56.1 million in the six months ended June 30, 2018 compared with $44.9 million in the prior-year period. Net cash provided by operations increased primarily due to a $10.3 million year-over-year increase in Net income.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2018	June 30, 2017
Changes in operating working capital
Accounts receivable	$(19.1)	$(13.8)
Inventories	(5.4)	0.5
Prepaid expenses	(2.1)	(1.9)
Accounts payable	4.5	3.1
Accrued expenses	(7.3)	(7.5)
Accrued income taxes	(1.3)	(8.4)
Net changes in operating working capital	$(30.7)	$(28.0)

In the six months ended June 30, 2018, net changes in operating working capital used cash of $30.7 million compared to the prior-year period, in which net changes in operating working capital used cash of $28.0 million. This change in working capital outflows compared to the six months ended June 30, 2017 was primarily driven by reduced cash flows related to accounts receivable and inventories, partially offset by increased cash flows related to accounts payable and accrued income taxes.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2018	June 30, 2017
Capital spending	$(13.7)	$(19.3)
Capitalized software costs	(0.6)	(1.6)
Acquisitions, net of cash acquired	—	(291.7)
Other	(0.7)	1.8
Cash used for investing	$(15.0)	$(310.8)

Cash used for investing activities during the six months ended June 30, 2018 was $15.0 million, consisting primarily of capital spending, compared to $310.8 million in the prior-year period, which included $291.7 million related to the acquisition of Conwed.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2018	June 30, 2017
Cash dividends paid to SWM stockholders	$(26.4)	$(25.8)
Net (repayments of) proceeds from short-term and long-term debt	(42.2)	279.8
Purchases of common stock	(2.7)	(1.0)
Payments for debt issuance costs	—	(0.6)
Cash (used in) provided by financing	$(71.3)	$252.4

During the six months ended June 30, 2018, financing activities consisted of $26.4 million in cash paid for dividends declared to SWM stockholders in the first six months of 2018, $42.2 million in net payments on short-term and long-term debt and share repurchases of $2.7 million. In the prior-year period, the Company acquired Conwed, accounting for most of the $279.8 million in net proceeds from borrowings.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 1, 2018, we announced a cash dividend of $0.43 per share payable on September 21, 2018 to stockholders of record as of August 24, 2018. The covenants contained in our Amended Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 11. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2018, we repurchased and retired 67,337 shares of our common stock at a cost of $2.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2017, we repurchased and retired 24,587 shares of our common stock for $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Six Months Ended
	June 30, 2018	June 30, 2017
Changes in short-term debt	$(1.5)	$0.9
Proceeds from issuances of long-term debt	0.8	287.8
Payments on long-term debt	(41.5)	(8.9)
Net (repayments of) proceeds from borrowings	$(42.2)	$279.8

Net repayments on borrowings were $42.2 million during the six months ended June 30, 2018.

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

In October 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Amended Credit Agreement, which provides an aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility maturing in October 2020, a $100 million Term Loan A-1 maturing in October 2020, and a $250 million Term Loan A-2 maturing in October 2022. The term loans are generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities are secured by substantially all of the personal property of the Company and its domestic subsidiaries while the obligations of the Luxembourg-based holding subsidiaries are secured by a pledge of certain of the equity interests held in their operating subsidiaries. Unused borrowing capacity under the Amended Credit Agreement was $315.8 million as of June 30, 2018. We also had availability under our bank overdraft facilities of $6.2 million as of June 30, 2018.

The Company was in compliance with all of its covenants under the First Amendment and Amended Credit Agreement at June 30, 2018. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the Amended Credit Agreement, at June 30, 2018 and December 31, 2017 were 54.2% and 55.6%, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

•	Labor strikes, stoppages, disruptions or other disruptions at our facilities;

•	The imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2018 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as noted below, as of June 30, 2018, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.

Recently, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in higher manufacturing costs and increased prices for our products, and we may not be able to pass price increases on to our customers. Through our joint venture partners, we also manufacture certain EP products in China. While sales of our products manufactured in China are currently sold only in local markets, any exports of our products manufactured in China to the U.S. may also be impacted by the tariffs and other restrictions on trade between the U.S. and China. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2018	62,634	$40.57	—	$—	$—
April 1-30, 2018	4,703	40.27	—	—	—
May 1-31, 2018	—	—	—	—	—
June 1-30, 2018	—	—	—	—	—
Total Year-to-Date 2018	67,337	$40.55	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 1, 2018

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

August 1, 2018

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