Form 10-Q
period 2018-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2018-11-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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

The Company had 30,767,451 shares of common stock issued and outstanding as of November 7, 2018.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$260.3	$257.8	$792.6	$746.4
Cost of products sold	195.0	181.8	577.9	530.1
Gross profit	65.3	76.0	214.7	216.3

Selling expense	8.9	8.1	27.2	24.6
Research expense	3.6	3.9	11.8	12.9
General expense	21.3	23.2	66.1	67.4
Total nonmanufacturing expenses	33.8	35.2	105.1	104.9

Restructuring and impairment expense	0.4	1.5	1.4	4.2
Operating profit	31.1	39.3	108.2	107.2
Interest expense	7.3	7.4	20.1	20.0
Other income, net	11.2	3.3	10.4	0.6
Income from continuing operations before income taxes and income from equity affiliates	35.0	35.2	98.5	87.8

(Benefit) provision for income taxes	(5.6)	9.5	10.4	26.5
Income (loss) from equity affiliates, net of income taxes	0.3	—	(0.5)	0.4
Income from continuing operations	40.9	25.7	87.6	61.7
Income (loss) from discontinued operations	0.1	0.1	(0.3)	0.1
Net income	$41.0	$25.8	$87.3	$61.8

Net income per share - basic:
Income per share from continuing operations	$1.33	$0.84	$2.85	$2.02
Income (loss) per share from discontinued operations	—	—	(0.01)	—
Net income per share – basic	$1.33	$0.84	$2.84	$2.02

Net income per share – diluted:
Income per share from continuing operations	$1.33	$0.84	$2.84	$2.01
Income (loss) per share from discontinued operations	—	—	(0.01)	—
Net income per share – diluted	$1.33	$0.84	$2.83	$2.01

Weighted average shares outstanding:

Basic	30,569,600	30,422,800	30,541,600	30,400,400

Diluted	30,722,800	30,569,500	30,683,100	30,534,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$41.0	$25.8	$87.3	$61.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.8)	11.4	(24.8)	37.1
Less: Reclassification adjustment for realized translation adjustments	(0.2)	—	(0.6)	—

Unrealized gains (losses) on derivative instruments	0.4	(2.8)	0.7	(5.4)
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	(0.8)	0.9	(2.4)	0.5

Net loss from postretirement benefit plans	—	(0.3)	—	(0.3)
Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.8	0.2	2.3	2.4
Other comprehensive (loss) income	(2.6)	9.4	(24.8)	34.3
Comprehensive income	$38.4	$35.2	$62.5	$96.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$90.5	$106.9
Accounts receivable, net	161.0	149.4
Inventories	150.9	155.2
Income taxes receivable	2.4	3.4
Assets held for sale	11.6	12.8
Other current assets	5.3	5.4
Total current assets	421.7	433.1

Property, plant and equipment, net	343.7	361.9
Deferred income tax benefits	1.8	1.0
Investment in equity affiliates	62.6	68.5
Goodwill	338.7	341.3
Intangible assets	279.0	297.2
Other assets	39.8	39.5
Total assets	$1,487.3	$1,542.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$3.2	$5.1
Accounts payable	58.6	59.4
Income taxes payable	1.1	4.0
Accrued expenses	73.4	78.6
Total current liabilities	136.3	147.1

Long-term debt	637.6	679.1
Long-term income tax payable	23.7	36.7
Pension and other postretirement benefits	28.9	30.7
Deferred income tax liabilities	44.7	42.3
Other liabilities	47.4	59.9
Total liabilities	918.6	995.8
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,767,973 and 30,711,299 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3.1	3.1
Additional paid-in-capital	70.0	66.3
Retained earnings	609.8	566.7
Accumulated other comprehensive loss, net of tax	(114.2)	(89.4)
Total stockholders’ equity	568.7	546.7
Total liabilities and stockholders’ equity	$1,487.3	$1,542.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2017	30,706,861	$3.1	$61.5	$594.5	$(114.4)	$544.7
Net income	—	—	—	25.8	—	25.8
Other comprehensive income, net of tax	—	—	—	—	9.4	9.4
Dividends declared ($0.42 per share)	—	—	—	(12.9)	—	(12.9)
Restricted stock issuances, net	2,560	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.1	—	—	2.1
Stock issued to directors as compensation	1,611	—	0.1	—	—	0.1
Purchases and retirement of common stock	(589)	—	—	(0.1)	—	(0.1)
Balance, September 30, 2017	30,710,443	$3.1	$63.7	$607.3	$(105.0)	$569.1

Balance, June 30, 2018	30,754,759	$3.1	$68.8	$582.2	$(111.6)	$542.5
Net income	—	—	—	41.0	—	41.0
Other comprehensive loss, net of tax	—	—	—	—	(2.6)	(2.6)
Dividends declared ($0.43 per share)	—	—	—	(13.3)	—	(13.3)
Restricted stock issuances, net	14,663	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.1	—	—	1.1
Stock issued to directors as compensation	972	—	0.1	—	—	0.1
Purchases and retirement of common stock	(2,421)	—	—	(0.1)	—	(0.1)
Balance, September 30, 2018	30,767,973	$3.1	$70.0	$609.8	$(114.2)	$568.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income	—	—	—	61.8	—	61.8
Other comprehensive income, net of tax	—	—	—	—	34.3	34.3
Dividends declared ($1.26 per share)	—	—	—	(38.7)	—	(38.7)
Restricted stock issuances, net	186,773	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.3	—	—	4.3
Stock issued to directors as compensation	4,352	—	0.2	—	—	0.2
Purchases and retirement of common stock	(25,176)	—	—	(1.1)	—	(1.1)
Balance, September 30, 2017	30,710,443	$3.1	$63.7	$607.3	$(105.0)	$569.1

Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of changes in accounting standards	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	87.3	—	87.3
Other comprehensive loss, net of tax	—	—	—	—	(24.8)	(24.8)
Dividends declared ($1.29 per share)	—	—	—	(39.7)	—	(39.7)
Restricted stock issuances, net	122,817	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.5	—	—	3.5
Stock issued to directors as compensation	3,615	—	0.2	—	—	0.2
Purchases and retirement of common stock	(69,758)	—	—	(2.8)	—	(2.8)
Balance, September 30, 2018	30,767,973	$3.1	$70.0	$609.8	$(114.2)	$568.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating
Net income	$87.3	$61.8
Less: (Loss) income from discontinued operations	(0.3)	0.1
Income from continuing operations	87.6	61.7
Non-cash items included in net income:
Depreciation and amortization	46.8	46.7
Restructuring-related impairment	0.2	0.8
Deferred income tax provision	3.0	2.4
Pension and other postretirement benefits	2.8	2.5
Stock-based compensation	3.7	4.5
Loss (income) from equity affiliates	0.5	(0.4)
Gain on sale of assets	—	(4.8)
Long-term income tax payable	(12.0)	—
Change in fair value of contingent consideration	(10.2)	—
Cash dividends received from equity affiliates	2.0	1.8
Other items	(0.1)	(0.2)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(23.7)	(16.7)
Inventories	(3.2)	1.4
Prepaid expenses	(0.3)	(0.6)
Accounts payable	1.7	1.2
Accrued expenses	(4.3)	(0.2)
Accrued income taxes	(1.5)	(6.9)
Net changes in operating working capital	(31.3)	(21.8)
Net cash provided by operating activities of:
- Continuing operations	93.0	93.2
- Discontinued operations	0.2	0.1
Net cash provided by operations	93.2	93.3
Investing
Capital spending	(19.8)	(27.5)
Capitalized software costs	(1.1)	(2.6)
Acquisitions, net of cash acquired	—	(291.7)
Proceeds from sale of assets	—	7.0
Other investing	2.6	5.6
Net cash used in investing	(18.3)	(309.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Financing
Cash dividends paid to SWM stockholders	(39.7)	(38.7)
Changes in short-term debt	(1.4)	—
Proceeds from issuances of long-term debt	636.1	440.4
Payments on long-term debt	(676.9)	(196.2)
Purchases of common stock	(2.8)	(1.1)
Payments for debt issuance costs	(3.4)	(0.6)
Net cash (used in) provided by financing	(88.1)	203.8
Effect of exchange rate changes on cash and cash equivalents	(3.2)	5.3
Increase (decrease) in cash and cash equivalents	(16.4)	(6.8)
Cash and cash equivalents at beginning of period	106.9	107.4
Cash and cash equivalents at end of period	$90.5	$100.6

Supplemental Cash Flow Disclosures
Cash paid for interest	$20.6	$15.2
Cash paid for taxes, net	$20.6	$30.8
Change in capital spending in accounts payable and accrued liabilities	$0.5	$4.4
Deferred contingent business acquisition consideration	$—	$8.6
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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements", providing companies with the option to adopt the provisions of the standard prospectively without adjusting comparative periods; the Company expects to elect this option for transition and adopt the standard on January 1, 2019. Upon adoption, the Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to apply the package of practical expedients provided in the standard. The Company has established an implementation team in order to analyze the standard and is currently modifying its current accounting policies and procedures for differences and changes which will result from applying the requirements of the new standard to its lease contracts. The Company expects that adoption will have a material impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities. The Company is also currently in the process of evaluating the impact of adoption on the consolidated statements of income, but does not expect that the impact will be material and will represent a timing difference in recognition of lease expense over the lease term of certain lease contracts. The Company does not expect the adoption of the new lease standard to have an impact on its debt covenant compliance under its current debt and indenture agreements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment. For the three and nine months ended September 30, 2017, respectively, $0.8 million and $2.6 million in pension expense were reclassified from Operating profit to Other expense in the condensed consolidated statement of income for the 2017 comparative periods. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The new standard requires the amendments to be applied on a retrospective basis for all periods presented. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the pronouncement on the consolidated financial statements.

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

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	Three Months Ended
	September 30, 2018			September 30, 2017
	AMS	EP	Total	AMS	EP	Total
Product revenues	$117.9	$124.2	$242.1	$112.4	$122.3	$234.7
Materials conversion revenues	1.9	13.9	15.8	3.2	17.9	21.1
Other revenues	1.0	1.4	2.4	0.6	1.4	2.0
Total revenues (1)	$120.8	$139.5	$260.3	$116.2	$141.6	$257.8
(1) Revenues include net hedging gains and losses for the three months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	AMS	EP	Total	AMS	EP	Total
Product revenues	$346.9	$378.6	$725.5	$318.4	$350.8	$669.2
Materials conversion revenues	10.3	50.1	60.4	14.0	57.9	71.9
Other revenues	2.9	3.8	6.7	1.6	3.7	5.3
Total revenues (1)	$360.1	$432.5	$792.6	$334.0	$412.4	$746.4
(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2018 and 2017.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	September 30, 2018			September 30, 2017
	AMS	EP	Total	AMS	EP	Total
United States	$84.7	$47.0	$131.7	$80.6	$46.8	$127.4
Europe and the former Commonwealth of Independent States	10.0	51.0	61.0	13.5	52.8	66.3
Asia/Pacific (including China)	20.3	17.9	38.2	16.4	21.2	37.6
Latin America	2.1	11.0	13.1	2.4	11.0	13.4
Other foreign countries	3.7	12.6	16.3	3.3	9.8	13.1
Total revenues (1)	$120.8	$139.5	$260.3	$116.2	$141.6	$257.8
(1) Revenues include net hedging gains and losses for the three months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	AMS	EP	Total	AMS	EP	Total
United States	$247.6	$146.7	$394.3	$227.6	$140.2	$367.8
Europe and the former Commonwealth of Independent States	36.5	168.6	205.1	37.6	155.1	192.7
Asia/Pacific (including China)	56.9	57.1	114.0	50.8	59.7	110.5
Latin America	7.8	33.0	40.8	7.8	32.4	40.2
Other foreign countries	11.3	27.1	38.4	10.2	25.0	35.2
Total revenues (1)	$360.1	$432.5	$792.6	$334.0	$412.4	$746.4
(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2018 and 2017.

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

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	September 30, 2018	December 31, 2017
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.9 million and $13.8 million at September 30, 2018 and December 31, 2017, respectively	$(22.6)	$(24.9)
Accumulated unrealized (loss) gain on derivative instruments, net of income tax benefit of $1.5 million and $0.2 million at September 30, 2018 and December 31, 2017, respectively	(1.3)	0.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $2.7 million and $4.5 million at September 30, 2018 and December 31, 2017, respectively	(90.3)	(64.9)
Accumulated other comprehensive loss	$(114.2)	$(89.4)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.0	$(0.2)	$0.8	$1.1	$(1.2)	$(0.1)
Unrealized (loss) gain on derivative instruments	(0.4)	—	(0.4)	(2.1)	0.2	(1.9)
Unrealized (loss) gain on foreign currency translation	(3.1)	0.1	(3.0)	11.4	—	11.4
Total	$(2.5)	$(0.1)	$(2.6)	$10.4	$(1.0)	$9.4

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$3.2	$(0.9)	$2.3	$3.7	$(1.6)	$2.1
Unrealized (loss) gain on derivative instruments	(3.0)	1.3	(1.7)	(7.1)	2.2	(4.9)
Unrealized (loss) gain on foreign currency translation	(23.6)	(1.8)	(25.4)	37.1	—	37.1
Total	$(23.4)	$(1.4)	$(24.8)	$33.7	$0.6	$34.3

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

The consideration for the Conwed acquisition was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. The liability associated with the contingent consideration is remeasured each quarter subsequent to the acquisition date, taking into consideration the changes in management's projections related to the achievement of certain financial metrics related to the contingent consideration. The liability will continue to be remeasured each quarter until either the agreement has expired or the contingency is resolved. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within Other income, net, in the Condensed Consolidated Statements of Income during the period in which the change occurs.

As of December 31, 2017, the fair value of the contingent liability was $9.5 million. As of September 30, 2018, the fair value of the contingent liability had increased to $10.2 million, including $0.7 million in accretion year-to-date. Upon review of management's projections and estimates through December 31, 2021, the Company determined that the contingent payments were no longer probable, such that the fair value of the contingent consideration was reduced to $0.0 million as of September 30, 2018, resulting in a $10.2 million gain recognized in Other income, net.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized no and $0.1 million of direct and indirect acquisition-related costs, respectively. In the nine months ended September 30, 2017, the Company incurred $0.6 million in acquisition-related financing costs. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and are amortized in Interest expense over the life of the Amended Credit Agreement.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2018	December 31, 2017
Assets of discontinued operations:
Current assets	$0.8	$1.0
Other assets	1.4	2.4

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$—	$—	$—	$—
Other income (expense)	0.1	0.1	(0.3)	0.1
Loss from discontinued operations before income taxes	0.1	0.1	(0.3)	0.1
Income tax (provision) benefit	—	—	—	—
Loss from discontinued operations	0.1	0.1	(0.3)	0.1

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator (basic and diluted):
Net income	$41.0	$25.8	$87.3	$61.8
Less: Dividends paid to participating securities	(0.1)	(0.1)	(0.2)	(0.3)
Less: Undistributed earnings available to participating securities	(0.2)	(0.1)	(0.4)	(0.2)
Undistributed and distributed earnings available to common stockholders	$40.7	$25.6	$86.7	$61.3

Denominator:
Average number of common shares outstanding	30,569.6	30,422.8	30,541.6	30,400.4
Effect of dilutive stock-based compensation	153.2	146.7	141.5	134.3
Average number of common and potential common shares outstanding	30,722.8	30,569.5	30,683.1	30,534.7

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

	September 30, 2018	December 31, 2017
Raw materials	$49.0	$50.4
Work in process	25.1	21.3
Finished goods	67.4	74.2
Supplies and other	9.4	9.3
Total	$150.9	$155.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2018 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2017	$336.1	$5.2	$341.3
Foreign currency translation adjustments	(2.4)	(0.2)	(2.6)
Goodwill as of September 30, 2018	$333.7	$5.0	$338.7

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$46.0	$—	$(0.2)	$230.5
Developed technology	34.0	8.0	—	0.1	25.9
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.6	—	—	1.3
Patents	1.5	0.3	—	—	1.2
Total	$336.5	$56.7	$20.7	$0.2	$258.9

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$(0.2)	$20.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$32.9	$—	$(2.3)	$245.7
Developed technology	34.0	6.0	—	(0.1)	28.1
Customer contracts	0.9	0.9	—	—	—
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.1	—	—	1.8
Patents	1.5	0.3	—	—	1.2
Total	$337.4	$42.0	$20.7	$(2.1)	$276.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$—	$(0.4)	$20.4

Amortization expense of intangible assets was $5.2 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively, and $15.6 million and $15.7 million for the nine months ended September 30, 2018 and 2017, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.3 million in each of the next five years.

Note 10. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $0.4 million and $1.5 million in the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $4.2 million in the nine months ended September 30, 2018 and 2017, respectively.

In the AMS segment, Restructuring and impairment expense was $0.4 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $2.4 million in the nine months ended September 30, 2018 and 2017, respectively. Restructuring and impairment expense for the nine months ended September 30, 2018 consisted of $0.9 million in severance accruals for employees at our U.S. manufacturing operations, as well as $0.3 million in impairment charges at our U.S manufacturing operations. In the nine months ended September 30, 2017, Restructuring and impairment expense consisted of severance accruals for employees at our U.S. and Belgium manufacturing operations.

In the EP segment, Restructuring and impairment expense was $0.0 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $1.7 million in the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, Restructuring and impairment expense consisted of $0.2 million in severance accruals for employees at our manufacturing facilities in France. During the nine months ended September 30, 2017, Restructuring and impairment expense consisted of $0.9 million in severance accruals for employees at our manufacturing facilities in the U.S. and France, as well as an impairment charge of $0.8 million at our Philippines RTL location.

Additionally, the Company incurred no restructuring and impairment expense and reallocated $0.1 million between segments during the three months ended September 30, 2018 and 2017, respectively, and $0.0 million and $0.1 million in the nine months ended September 30, 2018 and 2017, respectively, in each case related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring liabilities were classified within Accrued expenses in each of the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2018 and December 31, 2017 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Balance at beginning of year	$1.7	$4.3
Accruals for announced programs	1.1	3.5
Cash payments	(2.5)	(6.4)
Other	1.8	—
Exchange rate impacts	—	0.3
Balance at end of period	$2.1	$1.7

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of September 30, 2018, all of the physical assets of this entity are classified as Assets held for sale. The Company incurred no and $0.8 million in impairment charges related to these assets during the nine months ended September 30, 2018 and 2017, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt

The components of total debt are summarized in the following table ($ in millions):

	September 30, 2018	December 31, 2017
Revolving credit facility - U.S. dollar borrowings	$91.0	$344.5
Revolving credit facility - Euro borrowings	3.5	26.4
Term loan facility	200.0	—
Term loan A-1	—	60.0
Term loan A-2	—	244.4
6.875% senior unsecured notes due October 1, 2026, net of discount of $7.8 million	342.2	—
French employee profit sharing	6.7	9.1
Long-term capital lease obligations	4.6	4.1
Other	—	1.5
Debt issuance costs	(7.2)	(5.8)
Total debt	640.8	684.2
Less: Current debt	(3.2)	(5.1)
Long-term debt	$637.6	$679.1

New Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “New Credit Agreement”), which replaces the Company’s existing senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the New Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the New Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025.

Under the terms of the New Credit Agreement, the Company will be required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the New Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the New Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the New Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg. The Company was in compliance with all of its covenants under the New Credit Agreement at September 30, 2018.

Also on September 25, 2018, the Company borrowed approximately $96.0 million under the Revolving Credit Facility and $200.0 million under the Term Loan Facility. The Company utilized these borrowings under the New Credit Agreement together with the net proceeds from the offering of the Notes to refinance all amounts outstanding under the Company’s Prior Credit Agreement and to pay related fees and expenses.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the New Credit Agreement (as defined below) or that guarantees certain other indebtedness, subject to certain exceptions.

The Notes were issued pursuant to an Indenture (the “Indenture”), dated as of September 25, 2018, by and among the Company, the guarantors listed therein and Wilmington Trust, National Association, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

The Company may redeem some or all of the Notes at any time on or after October 1, 2021, at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to October 1, 2021, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium as set forth in the Indenture. The Company may redeem up to 35% of the original aggregate principal amount of the Notes on or prior to October 1, 2021 with the proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount of the Notes. If the Company sells certain assets or consummates certain change of control transactions, the Company will be required to make an offer to repurchase the Notes, subject to certain conditions.

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2018.

As of September 30, 2018, the average interest rate was 4.00% on outstanding US Revolving Credit Facility borrowings, 1.75% on outstanding Euro Revolving Credit Facility borrowings and 4.25% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.245%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.01% and 3.12% for the nine months ended September 30, 2018 and 2017, respectively.

In conjunction with the Indenture and New Credit Agreement, the Company capitalized approximately $3.4 million in deferred debt issuance costs during the third quarter of 2018 which will be amortized over the term of the related debt instruments. Additionally, the Company wrote-off $0.5 million in deferred debt issuance costs related to the prior debt facilities. As of September 30, 2018 and December 31, 2017, the Company's total deferred debt issuance costs, net of accumulated amortization, were $7.2 million and $5.8 million, respectively. Amortization expense of $1.4 million was recorded during each of the nine months ended September 30, 2018 and 2017, respectively, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayments

Under the New Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at September 30, 2018 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of September 30, 2018 ($ in millions):

2018	$0.5
2019	4.5
2020	3.2
2021	3.9
2022	3.7
Thereafter	640.0
Total	$655.8

Prior Credit Agreement

On December 1, 2016, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement ("First Amendment") with JPMorgan Chase Bank, N.A. as administrative agent. Under the terms of the First Amendment, and effective upon the closing of the Conwed acquisition on January 20, 2017, the Company's maximum net debt to EBITDA ratio, as defined in the First Amendment, calculated on a trailing four fiscal quarter basis, was required to be not greater than 4.25 at December 31, 2017, reducing to 4.00 after December 31, 2017, 3.75 after March 31, 2018, 3.50 after June 30, 2018 and 3.00 after December 31, 2018.

On October 28, 2015, the Company, together with two of its Luxembourg-based wholly-owned holding subsidiaries, entered into the Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, providing for credit facilities in the aggregate principal amount of $1 billion, consisting of a $650 million revolving credit facility, or Revolving Credit Facility, available to the Company; a $100 million Term Loan A-1, or Term Loan A-1, made to the Company; and a $250 million Term Loan A-2, or Term Loan A-2 and, together with Term Loan A-1, the Term Loans, made to the Company. The Revolving Credit Facility was to mature on October 28, 2020. The Term Loan A-1 amortized at the rate of 5.0% for the first two years, at the rate of 10.0% for the final three years and was to mature on October 28, 2020. The Term Loan A-2 amortized at the rate of 1.0% per year and was to mature on October 28, 2022. The Term Loans were generally subject to mandatory repayment out of the net cash proceeds of asset sales which are not reinvested in operating assets. The credit facilities were secured by substantially all of the personal property of the Company and its domestic subsidiaries, while the obligations of the Luxembourg-based holding subsidiaries were secured by a pledge of certain of the equity interests held in their operating subsidiaries. In December 2015, the Company prepaid the full amount of amortization for Term Loan A-1, which totaled $40 million.

The interest rate margins applicable to the Revolving Credit Facility and the Term Loans under the Amended Credit Agreement were based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, which ranged from 0.25% to 1.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 0.50% to 1.75%, in the case of Term Loan A-2, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves), or LIBOR, plus an applicable margin, which ranged from 1.25% to 2.50%, in the case of the Revolving Credit Facility and Term Loan A-1, and from 1.50% to 2.75%, in the case of Term Loan A-2. The applicable margin, in each case, was adjusted from time to time based on the Company's ratio of net debt to EBITDA as defined in the Amended Credit Agreement.

In conjunction with the First Amendment, the Company capitalized approximately $0.6 million in deferred debt issuance costs during the first quarter of 2017 which will be amortized over the term of the related debt instruments.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt

At September 30, 2018, the fair market value of the Company's 6.875% senior unsecured notes was $359.6 million. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2018 approximated the respective carrying amounts as the interest rates are variable and based on current market indices. At December 31, 2017, the estimated fair values of the Company’s current and long-term debt approximated the respective carrying amounts as the interest rates were variable and based on current market indices.

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

On January 20, 2017, the Company entered into an interest rate swap transaction with JPMorgan Chase Bank, N.A. for a three-year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 11. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain will be amortized on a ratable basis from Accumulated other comprehensive income into income as interest expense over the remaining term of the interest rate swap.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2018 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.3	Accrued expenses	$2.8
Foreign exchange contracts	Other assets	—	Other liabilities	11.3
Interest rate contracts	Other assets	2.6	Other liabilities	—
Total derivatives designated as hedges		4.9		14.1

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses	0.2
Total derivatives not designated as hedges		—		0.2
Total derivatives		$4.9		$14.3

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
	2018	2017	2018	2017		2018	2017	2018	2017
Foreign exchange contracts	$(0.4)	$0.6	$(3.1)	$2.1	Net sales	$(0.1)	$0.2	$0.6	$0.1
Foreign exchange contracts	(0.4)	(3.4)	(0.4)	(6.7)	Other income, net	0.1	(0.8)	0.1	0.4
Interest rate contracts	1.2	—	4.2	(0.8)	Interest expense	0.8	(0.3)	1.7	(1.0)
Total	$0.4	$(2.8)	$0.7	$(5.4)		$0.8	$(0.9)	$2.4	$(0.5)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and nine months ended September 30, 2018 or 2017, other than those related to the cross-currency swap, noted below.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in AOCI as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of September 30, 2018, the loss, net of taxes, recognized in Other comprehensive income on the cross currency swap derivative was $7.0 million. For the three months ended September 30, 2018, $0.2 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.5 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the nine months ended September 30, 2018, $0.6 million was reclassified from Accumulated other comprehensive income into income as Interest expense and $1.4 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign exchange contracts	Other income, net	$—	$4.6	$(2.1)	$3.2

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

The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B has contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, or immune papers, and thus to the raw material inputs used to produce immune papers. The Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  SWM-B's appeal on the merits concerning Assessment 2 in the amount of approximately $10.7 million was denied by a single justice in a different chamber of the Federal Supreme Court of Brazil on April 9, 2018, and SWM-B has appealed his decision to the full chamber of the Federal Supreme Court on May 11, 2018.

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The state issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013 which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the state tax council (in the first-level court Junta de Revisão Fiscal and, where appropriate, the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in the first and second Electricity Assessments
($5.0 million and $7.5 million, respectively, based on the foreign currency exchange rate at September 30, 2018), and SWM-B is now pursuing challenges to these two assessments in the state judicial system. Different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement of these two assessments.  The appellate administrative court (Conselho de Contribuintes) unanimously upheld SWM-B's challenge to the third Electricity Assessment and dismissed this Electricity Assessment on technical grounds, after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013. In August 2018, the State filed a fourth Electricity Assessment in the amount of $8.2 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these recent assessments in the first-level administrative court based on the statute of limitations and on the same grounds as the older cases. Additionally, the State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or nine months ended September 30, 2018 and 2017 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$0.2	$0.3	$—	$—
Interest cost	1.0	1.2	0.1	0.1	—	—
Expected return on plan assets	(1.5)	(1.6)	—	—	—	—
Amortizations and other	0.7	0.6	0.2	0.3	0.1	0.1
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.7	$0.1	$0.1

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$0.8	$0.8	$—	$—
Interest cost	3.2	3.6	0.3	0.3	—	—
Expected return on plan assets	(4.4)	(4.8)	(0.1)	(0.1)	—	—
Amortizations and other	2.4	2.4	0.6	0.9	0.2	0.2
Net periodic benefit cost	$1.2	$1.2	$1.6	$1.9	$0.2	$0.2

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Income. During the fiscal year ending December 31, 2018, the Company expects to recognize approximately $3.4 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.8 million for its French pension plans.

Note 15. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 "Accounting for Income Taxes in Interim Periods." These interim estimates are subject to variation due to several factors, including the ability of the Company to accurately forecast pre-tax and taxable income and loss by jurisdiction, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective tax rate calculations could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that require recognition of the effect of the tax law changes in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is applying the guidance in SAB 118 when

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting for the enactment date effects of the Tax Act. The Company determined that the remeasurement of its deferred tax assets and liabilities, transition tax liability and the related foreign currency implications, state taxes, and tax liability associated with investments in non-US subsidiaries where book basis exceeds tax basis were provisional amounts and reasonable estimates as of December 31, 2017. At September 30, 2018, the Company has not completed its accounting for the tax effects of the Tax Act.
As of September 30, 2018, the Company has updated its provisional estimates for transition tax and its indefinite reinvestment assertion. During the three months ended September 30, 2018, the Company recorded a $13.0 million benefit as an update to its provisional estimate for its transition tax liability based on analyses of its accumulated earnings and foreign taxes paid. Due to the transition tax, the Company will incur U.S. tax on substantially all of its prior accumulated earnings of its foreign subsidiaries. This will increase the Company’s previously taxed earnings and generally allows for the repatriation of earnings without additional U.S. federal tax. However, any repatriation of its foreign earnings could still be subjected to withholding taxes, state taxes, foreign currency gain or loss or other income taxes that might be incurred. While the Company’s analysis is incomplete at this time with respect to its investment intentions for its accumulated foreign earnings, the Company has repatriated $24.5 million of foreign earnings and recorded withholding taxes on such distributions. As of September 30, 2018, the Company does not intend to be permanently reinvested with respect to certain of its non-US earnings, but in connection with the finalization of its transition tax calculation the Company will further evaluate, among other factors, the need for cash within and outside the United States, legal entity capitalization requirements, cash controls imposed in foreign jurisdictions, withholding taxes and the availability to offset with foreign tax credits in determining its investment assertion on its accumulated foreign earnings.
The impact of the Tax Act may differ from provisional estimates, possibly materially, during the one-year measurement period due to further refinement of the Company’s calculations. Further, additional guidance may be issued to address questions that arise because of the Tax Act, which may affect actions the Company may take as a result of the Tax Act.
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
All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2018 or 2017.

The Company's effective tax rate from continuing operations was (16.0)% and 27.0% for the three months ended September 30, 2018 and 2017, respectively. The decrease was materially due to the favorable US tax rate reduction and mix of earnings by jurisdiction, partially offset by other unfavorable US tax reform adjustments. The Company's effective tax rate from continuing operations was 10.6% and 30.2% for the nine months ended September 30, 2018 and 2017, respectively. The decrease was materially due to the favorable US tax rate reduction and mix of earnings by jurisdiction, partially offset by other unfavorable US tax reform adjustments.

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses. In conjunction with the Company's adoption of ASU 2017-07, the Company recorded a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs effects only the EP segment, as there are no pension costs associated with the AMS segment. For the three and nine months ended September 30, 2017, $0.8 million and $2.6 million, respectively, in pension expense was reclassified from Operating profit to Other expense in the condensed consolidated statement of income for the 2017 comparative period. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other condensed consolidated financial statements.

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Advanced Materials & Structures	$120.8	46.4%	$116.2	45.1%	$360.1	45.4%	$334.0	44.7%
Engineered Papers	139.5	53.6	141.6	54.9	432.5	54.6	412.4	55.3
Total Consolidated	$260.3	100.0%	$257.8	100.0%	$792.6	100.0%	$746.4	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Advanced Materials & Structures	$11.9	38.3%	$15.4	39.2%	$39.5	36.5%	$40.9	38.2%
Engineered Papers	27.5	88.4	33.1	84.2	94.7	87.5	92.6	86.4
Unallocated	(8.3)	(26.7)	(9.2)	(23.4)	(26.0)	(24.0)	(26.3)	(24.6)
Total Consolidated	$31.1	100.0%	$39.3	100.0%	$108.2	100.0%	$107.2	100.0%

($ in millions)	Segment Assets
	September 30, 2018	December 31, 2017
Advanced Materials & Structures	$808.6	$811.7
Engineered Papers	511.8	537.6
Unallocated	166.9	193.2
Total Consolidated	$1,487.3	$1,542.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Event

On October 22, 2018, the Company entered into a three-year cross-currency swap with Bank of America Merrill Lynch designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75.0 million swapped to €65.4 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 3.6725% per annum. As the terms of the swap are based on the forward contract rate of the EUR, the swap will be considered a net investment hedge to which hedge accounting will be applied under ASC 815-20, Derivatives and Hedging and ASC 830-20, Foreign Currency Matters.

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

Summary

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30,		Percent of Net Sales		September 30,		Percent of Net Sales
	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$260.3	$257.8	100.0%	100.0%	$792.6	$746.4	100.0%	100.0%
Gross profit	65.3	76.0	25.1	29.5	214.7	216.3	27.1	29.0
Restructuring & impairment expense	0.4	1.5	0.2	0.6	1.4	4.2	0.2	0.6
Operating profit	31.1	39.3	11.9	15.2	108.2	107.2	13.7	14.4
Interest expense	7.3	7.4	2.8	2.9	20.1	20.0	2.5	2.7
Income from continuing operations	40.9	25.7	15.7	10.0	87.6	61.7	11.1	8.3
Income (loss) from discontinued operations	0.1	0.1	—	—	(0.3)	0.1	—	—
Net income	$41.0	$25.8	15.8%	10.0%	$87.3	$61.8	11.0%	8.3%
Diluted earnings per share from continuing operations	$1.33	$0.84			$2.84	$2.01
Diluted earnings per share	$1.33	$0.84			$2.83	$2.01
Cash provided by operations	$37.1	$48.4			$93.2	$93.3
Capital spending	$6.1	$8.2			$19.8	$27.5

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Net Sales
($ in millions)

	Three Months Ended
	September 30, 2018	September 30, 2017	Change	Percent Change
Advanced Materials & Structures	$120.8	$116.2	$4.6	4.0%
Engineered Papers	139.5	141.6	(2.1)	(1.5)
Total	$260.3	$257.8	$2.5	1.0%

Net sales were $260.3 million in the three months ended September 30, 2018 compared with $257.8 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$3.1	1.2%
Changes due to net foreign currency impacts	(0.6)	(0.2)
Total	$2.5	1.0%

AMS segment net sales were $120.8 million for the three months ended September 30, 2018 compared to $116.2 million during the prior-year period. The increase of $4.6 million or 4.0% was primarily due to strong growth in filtration, as well as increases in transportation, medical and infrastructure and construction.

EP segment net sales during the three months ended September 30, 2018 of $139.5 million decreased by $2.1 million, or 1.5%, versus net sales of $141.6 million in the prior-year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of lower sales volume, partially offset by improved average selling prices and mix of products sold.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Net sales	$260.3	$257.8	$2.5	1.0%	100.0%	100.0%
Cost of products sold	195.0	181.8	13.2	7.3	74.9	70.5
Gross profit	$65.3	$76.0	$(10.7)	(14.1)%	25.1%	29.5%

Gross profit decreased by $10.7 million during the three months ended September 30, 2018 to $65.3 million versus the prior-year period of $76.0 million. AMS gross profit decreased by $5.1 million, primarily due to higher input costs and manufacturing inefficiencies and expenses related to the October 2018 Austin site closure, partially offset by organic sales growth. In the EP segment, gross profit decreased by $5.6 million, primarily due to higher input costs.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Selling expense	$8.9	$8.1	$0.8	9.9%	3.4%	3.1%
Research expense	3.6	3.9	(0.3)	(7.7)	1.4	1.5
General expense	21.3	23.2	(1.9)	(8.2)	8.2	9.1
Nonmanufacturing expenses	$33.8	$35.2	$(1.4)	(4.0)%	13.0%	13.7%

Nonmanufacturing expenses in the three months ended September 30, 2018 decreased by $1.4 million to $33.8 million from $35.2 million in the prior-year period. The decrease is primarily the result of lower deferred compensation expense and lower accrued bonuses, partially offset by higher IT expenses.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Advanced Materials & Structures	$0.4	$1.2	$(0.8)	(66.7)%	0.3%	1.0%
Engineered Papers	—	0.4	(0.4)	(100.0)	—	0.3
Unallocated expenses	—	(0.1)	0.1	(100.0)
Total	$0.4	$1.5	$(1.1)	(73.3)%	0.2%	0.6%

The Company incurred total restructuring and impairment expense of $0.4 million and $1.5 million in the three months ended September 30, 2018 and 2017, respectively. In the 2018 period, the restructuring expense primarily related to $0.3 million in severance accruals for employees at our AMS manufacturing operations in the U.S.

In the 2017 period, the restructuring expense primarily related to $1.3 million in severance accruals for employees at our AMS and EP manufacturing operations in the U.S. and France, as well as an asset impairment charge of $0.2 million on held for sale equipment at our Philippines RTL location.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Advanced Materials & Structures	$11.9	$15.4	$(3.5)	(22.7)%	9.9%	13.3%
Engineered Papers	27.5	33.1	(5.6)	(16.9)	19.7	23.4
Unallocated expenses	(8.3)	(9.2)	0.9	9.8
Total	$31.1	$39.3	$(8.2)	(20.9)%	11.9%	15.2%

Operating profit was $31.1 million in the three months ended September 30, 2018 compared with $39.3 million during the prior-year period.

The AMS segment's operating profit in the three months ended September 30, 2018 was $11.9 million compared to $15.4 million in the prior-year period. The decrease of $3.5 million, or 22.7%, was primarily due to higher raw materials costs and certain expenses associated with the October 2018 Austin site closure, partially offset by higher organic net sales.

The EP segment's operating profit in the three months ended September 30, 2018 was $27.5 million, a decrease of $5.6 million, or 16.9%, from $33.1 million in the prior-year period.  The decrease was primarily due to higher input costs and manufacturing inefficiencies associated with lower sales volumes.

Unallocated expenses in the three months ended September 30, 2018 were $8.3 million compared to $9.2 million in the prior-year period, a decrease of $0.9 million, or 9.8%. The decrease is primarily the result of lower deferred compensation expense and lower accrued bonuses, partially offset by higher IT expenses.

Non-Operating Expenses

Interest expense was $7.3 million in the three months ended September 30, 2018, a decrease from $7.4 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 5.01% and 3.24% for the three months ended September 30, 2018 and 2017, respectively. A lower total debt balance as of September 30, 2018 compared to the prior-year period, was offset by a higher average interest rate compared to the prior-year period as a result of rising market interest rates and the addition of the senior unsecured notes.

Other income, net, was $11.2 million during the three months ended September 30, 2018. The $7.9 million increase compared to Other income, net, of $3.3 million during the three months ended September 30, 2017 was due primarily to the $10.2 million decrease in the fair value of the contingent consideration liability related to the Conwed acquisition, partially offset by an asset sale gain in the prior period.

Income Taxes

A $5.6 million benefit from income taxes in the three months ended September 30, 2018 resulted in an effective tax rate of (16.0)% compared with 27.0% in the prior-year period.  The decrease was materially due to a $13.0 million favorable adjustment related to the 2017 Tax Act in the U.S.; adjusting for this item, the tax rate was 21.1%, due primarily to the impact of new tax legislation in the U.S.

Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $0.3 million in the three months ended September 30, 2018 compared with income of $0.0 million during the prior-year period. The increase in earnings was driven primarily by higher net income from CTM.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Income from discontinued operations was $0.1 million for each of the three months ended September 30, 2018 and 2017.

Net Income and Income per Share

Net income in the three months ended September 30, 2018 was $41.0 million, or $1.33 per diluted share, compared with $25.8 million, or $0.84 per diluted share, during the prior-year period.  The increase in net income was primarily due to the $10.2 million decrease in the fair value of the contingent consideration liability in connection with the Conwed acquisition and the $13.0 million reduction in transition tax liability, partially offset by higher input costs in both the AMS and EP segments.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net Sales
($ in millions)

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change	Percent Change
Advanced Materials & Structures	$360.1	$334.0	$26.1	7.8%
Engineered Papers	432.5	412.4	20.1	4.9
Total	$792.6	$746.4	$46.2	6.2%

Net sales were $792.6 million in the nine months ended September 30, 2018 compared with $746.4 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$26.9	3.6%
Changes due to net foreign currency impacts	19.4	2.6
Changes due to royalties	(0.1)	—
Total	$46.2	6.2%

AMS segment net sales were $360.1 million for the nine months ended September 30, 2018 compared to $334.0 million during the prior-year period. The increase of $26.1 million or 7.8% was due primarily to organic growth driven by sales increases in filtration, medical and transportation products, compared to the prior-year period and $7.7 million in incremental partial period net sales from the acquired Conwed operations.

EP segment net sales during the nine months ended September 30, 2018 of $432.5 million increased by $20.1 million versus net sales of $412.4 million in the prior-year period.  The increase in net sales was primarily the result of $16.5 million in favorable net foreign currency translation impacts, primarily from the Euro, and the $3.7 million net combined favorable impact of changes in volumes, mix of products sold and average selling prices, compared to the prior-year period.

Gross Profit
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Net sales	$792.6	$746.4	$46.2	6.2%	100.0%	100.0%
Cost of products sold	577.9	530.1	47.8	9.0	72.9	71.0
Gross profit	$214.7	$216.3	$(1.6)	(0.7)%	27.1%	29.0%

Gross profit decreased by $1.6 million during the nine months ended September 30, 2018 to $214.7 million versus the prior-year period of $216.3 million. AMS gross profit decreased by $3.5 million, primarily due to planned site closure expenses and higher input costs, partially offset by organic sales growth. In the EP segment, gross profit increased by $1.9 million, primarily due to higher sales, manufacturing efficiencies and the favorable impact of foreign currency effects, partially offset by higher input costs.

Nonmanufacturing Expenses
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Selling expense	$27.2	$24.6	$2.6	10.6%	3.4%	3.3%
Research expense	11.8	12.9	(1.1)	(8.5)	1.5	1.7
General expense	66.1	67.4	(1.3)	(1.9)	8.4	9.1
Nonmanufacturing expenses	$105.1	$104.9	$0.2	0.2%	13.3%	14.1%

Nonmanufacturing expenses in the nine months ended September 30, 2018 increased by $0.2 million to $105.1 million from $104.9 million in the prior-year period.

Restructuring and Impairment Expense
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Advanced Materials & Structures	$1.2	$2.4	$(1.2)	(50.0)%	0.3%	0.7%
Engineered Papers	0.2	1.7	(1.5)	(88.2)	—	0.4
Unallocated expenses	—	0.1	(0.1)	(100.0)
Total	$1.4	$4.2	$(2.8)	(66.7)%	0.2%	0.6%

The Company incurred total restructuring and impairment expense of $1.4 million in the nine months ended September 30, 2018 compared with $4.2 million in the nine months ended September 30, 2017. In the 2018 period, the restructuring expense primarily related to $1.1 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S. and France, as well as an asset impairment charge of $0.3 million on equipment in our AMS manufacturing operations.

In the comparable 2017 period, the restructuring expense primarily related to $3.4 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S., France and Belgium and $0.8 million of an asset impairment charge recognized on held for sale equipment at our Philippines RTL facility.

Operating Profit
($ in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2018	September 30, 2017	Change		2018	2017
Advanced Materials & Structures	$39.5	$40.9	$(1.4)	(3.4)%	11.0%	12.2%
Engineered Papers	94.7	92.6	2.1	2.3	21.9	22.5
Unallocated expenses	(26.0)	(26.3)	0.3	1.1
Total	$108.2	$107.2	$1.0	0.9%	13.7%	14.4%

Operating profit was $108.2 million in the nine months ended September 30, 2018 compared with $107.2 million during the prior-year period.

The AMS segment's operating profit in the nine months ended September 30, 2018 was $39.5 million compared to $40.9 million in the prior-year period. The decrease of $1.4 million, or 3.4%, was negatively impacted by manufacturing inefficiencies associated with the planned Austin site closure and higher raw materials costs, partially offset by organic net sales growth and associated gross profits.

The EP segment's operating profit in the nine months ended September 30, 2018 was $94.7 million, an increase of $2.1 million, or 2.3%, from $92.6 million in the prior-year period.  The increase was primarily due to improved manufacturing efficiencies and the favorable impact of foreign currency effects, partially offset by higher raw materials costs.

Unallocated expenses in the nine months ended September 30, 2018 were $26.0 million compared to $26.3 million in the prior-year period, a decrease of $0.3 million, or 1.1%.

Non-Operating Expenses

Interest expense was $20.1 million in the nine months ended September 30, 2018, an increase from $20.0 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 4.01% and 3.12% for the nine months ended September 30, 2018 and 2017, respectively. A higher average interest rate compared to the prior-year period as a result of increases in market rates and the addition of the senior unsecured notes, was partially offset by a lower total debt balance as of September 30, 2018 compared to the prior-year period.

Other income, net, was $10.4 million during the nine months ended September 30, 2018. The $9.8 million increase compared to $0.6 million in Other income, net, during the nine months ended September 30, 2017 was due primarily to the $10.2 million decrease in the fair value of the contingent consideration liability related to the Conwed acquisition.

Income Taxes

A $10.4 million provision for income taxes in the nine months ended September 30, 2018 resulted in an effective tax rate of 10.6% compared with 30.2% in the prior-year period.  The decrease was materially due to a $13.0 million favorable adjustment related to the 2017 Tax Act in the U.S.; adjusting for this item, the effective tax rate was 23.8%, due primarily to the impact of new tax legislation in the U.S.

(Loss) Income from Equity Affiliates

Loss from equity affiliates was $0.5 million in the nine months ended September 30, 2018 compared with income of $0.4 million during the prior-year period. The decrease in earnings was driven primarily by lower reconstituted tobacco sales volume at CTS in 2018 compared to the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Loss from discontinued operations was $0.3 million versus income of $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. The 2018 loss is primarily the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the nine months ended September 30, 2018 was $87.3 million, or $2.83 per diluted share, compared with $61.8 million, or $2.01 per diluted share, during the prior-year period.  The increase in net income was primarily due to the $10.2 million decrease in the fair value of the contingent consideration liability related to the Conwed acquisition, higher operating profits in the EP segment, including currency benefits, and the $13.0 million reduction in transition tax liability, partially offset by lower operating profits in the AMS segment due to higher input costs and site closure expenses.

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

As of September 30, 2018, $64.5 million of the Company's $90.5 million of cash and cash equivalents was held by foreign subsidiaries. On December 22, 2017, the Tax Act was enacted into law. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. At December 31, 2017, we recorded a provisional tax liability of $48.7 million relating to the one-time mandatory transition tax on our accumulated foreign earnings, which we intend to pay over an eight-year payment schedule, as prescribed by the Tax Act. In the quarter ended September 30, 2018, we reduced the provisional tax liability by $13.0 million. We do not expect the payment of the transition taxes over the next eight years to adversely effect our liquidity and resource planning. Additionally, the Tax Act is not expected to adversely impact our debt covenant compliance. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these other foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Requirements

As of September 30, 2018, we had net operating working capital of $198.1 million and cash and cash equivalents of $90.5 million, compared with net operating working capital of $184.2 million and cash and cash equivalents of $106.9 million as of December 31, 2017.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Nine Months Ended
	September 30, 2018	September 30, 2017
Net income	$87.3	$61.8
Less: Loss from discontinued operations	(0.3)	0.1
Income from continuing operations	87.6	61.7
Non-cash items included in net income:
Depreciation and amortization	46.8	46.7
Restructuring-related impairment	0.2	0.8
Deferred income tax provision	3.0	2.4
Pension and other postretirement benefits	2.8	2.5
Stock-based compensation	3.7	4.5
Loss (income) from equity affiliates	0.5	(0.4)
Long-term income tax payable	(12.0)	—
Gain on sale of assets	—	(4.8)
Change in fair value of contingent consideration	(10.2)	—
Cash dividends received from equity affiliates	2.0	1.8
Other items	(0.1)	(0.2)
Net changes in operating working capital	(31.3)	(21.8)
Net cash provided by (used in) operating activities of:
Continuing operations	93.0	93.2
Discontinued operations	0.2	0.1
Net cash provided by operations	$93.2	$93.3

Net cash provided by operations was $93.2 million in the nine months ended September 30, 2018 compared with $93.3 million in the prior-year period. Net cash provided by operations increased primarily due to a $25.5 million year-over-year increase in Net income; however, the positive net income effects of $10.2 million decrease in the fair value of the contingent consideration liability and the reversal of $12.0 million in long-term income tax payable were non-cash.

Operating Working Capital ($ in millions)	Nine Months Ended
	September 30, 2018	September 30, 2017
Changes in operating working capital
Accounts receivable	$(23.7)	$(16.7)
Inventories	(3.2)	1.4
Prepaid expenses	(0.3)	(0.6)
Accounts payable	1.7	1.2
Accrued expenses	(4.3)	(0.2)
Accrued income taxes	(1.5)	(6.9)
Net changes in operating working capital	$(31.3)	$(21.8)

In the nine months ended September 30, 2018, net changes in operating working capital used cash of $31.3 million compared to the prior-year period, in which net changes in operating working capital used cash of $21.8 million. This change in working capital outflows compared to the nine months ended September 30, 2017 was primarily driven by reduced cash flows related to higher accounts receivable, inventories and accrued expenses, partially offset by increased cash flows related to accounts payable and accrued income taxes.

Cash Flows from Investing Activities ($ in millions)	Nine Months Ended
	September 30, 2018	September 30, 2017
Capital spending	$(19.8)	$(27.5)
Capitalized software costs	(1.1)	(2.6)
Acquisitions, net of cash acquired	—	(291.7)
Proceeds from sale of assets	—	7.0
Other	2.6	5.6
Cash used for investing	$(18.3)	$(309.2)

Cash used for investing activities during the nine months ended September 30, 2018 was $18.3 million, consisting primarily of capital spending, compared to $309.2 million in the prior-year period, which included $291.7 million related to the acquisition of Conwed.

Cash Flows from Financing Activities ($ in millions)	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash dividends paid to SWM stockholders	$(39.7)	$(38.7)
Net (repayments of) proceeds from short-term and long-term debt	(42.2)	244.2
Purchases of common stock	(2.8)	(1.1)
Payments for debt issuance costs	(3.4)	(0.6)
Cash (used in) provided by financing	$(88.1)	$203.8

During the nine months ended September 30, 2018, financing activities consisted of $39.7 million in cash paid for dividends declared to SWM stockholders in the first nine months of 2018, $42.2 million in net repayments on short-term and long-term debt, $3.4 million in payments for debt issuance costs and share repurchases of $2.8 million. In the prior-year period, the Company acquired Conwed, accounting for most of the $244.2 million in net proceeds from borrowings.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 7, 2018, we announced a cash dividend of $0.44 per share payable on December 21, 2018 to stockholders of record as of November 30, 2018. The covenants contained in our Indenture and New Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 11. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2018, we repurchased and retired 69,758 shares of our common stock at a cost of $2.8 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2017, we repurchased and retired 25,176 shares of our common stock for $1.1 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Nine Months Ended
	September 30, 2018	September 30, 2017
Changes in short-term debt	$(1.4)	$—
Proceeds from issuances of long-term debt	636.1	440.4
Payments on long-term debt	(676.9)	(196.2)
Net (repayments of) proceeds from borrowings	$(42.2)	$244.2

Net repayments on borrowings were $42.2 million during the nine months ended September 30, 2018.

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the New Credit Agreement (as defined below) or that guarantees certain other indebtedness, subject to certain exceptions.

The Notes were issued pursuant to an Indenture (the “Indenture”), dated as of September 25, 2018, by and among the Company, the guarantors listed therein and Wilmington Trust, National Association, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

The Company may redeem some or all of the Notes at any time on or after October 1, 2021, at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to October 1, 2021, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium as set forth in the Indenture. The Company may redeem up to 35% of the original aggregate principal amount of the Notes on or prior to October 1, 2021 with the proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount of the Notes. If the Company sells certain assets or consummates certain change of control transactions, the Company will be required to make an offer to repurchase the Notes, subject to certain conditions.

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “New Credit Agreement”), which replaces the Company’s existing senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the New Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the New Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Unused borrowing capacity under the New Credit Agreement was $405.1 million as of September 30, 2018. We also had availability under our bank overdraft facilities of $6.1 million as of September 30, 2018.

The Company was in compliance with all of its covenants under the Indenture and New Credit Agreement at September 30, 2018. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the New Credit Agreement, at September 30, 2018 and December 31, 2017 were 53.0% and 55.6%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

•	Labor strikes, stoppages, disruptions or other disruptions at our facilities;

•	The impact of recently enacted tariffs, and the imposition of any future tariffs and other trade barriers, and the effects of retaliatory trade measures;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2018 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as noted below, as of September 30, 2018, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2018	62,634	$40.57	—	$—	$—
April 1 - June 30, 2018	4,703	40.27
July 1-31, 2018	—	—	—	—	—
August 1-31, 2018	2,421	40.73	—	—	—
September 1-30, 2018	—	—	—	—	—
Total Year-to-Date 2018	69,758	$40.56	—	$—	$—

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
4.1
Indenture, dated as of September 25, 2018, by and among Schweitzer-Mauduit International, Inc., the guarantors listed therein and Wilmington Trust, National Association (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.1 to the Company's Current report on Form 8-K filed on September 25, 2018).

10.1
Credit Agreement, dated September 25, 2018, between Schweitzer-Mauduit International, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Chase Bank, N.A., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, SunTrust Robinson Humphrey, Inc. and AgFirst Farm Credit Bank as joint lead arrangers and Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, SunTrust Robinson Humphrey, Inc. and AgFirst Farm Credit Bank as co-syndication agents (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K filed on September 25, 2018).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 7, 2018

By:	/s/ Robert J. Cardin
Robert J. Cardin Corporate Controller (principal accounting officer)

November 7, 2018

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

•
"Net debt to EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted cash and cash equivalents up to a maximum of $200 million and "EBITDA" is defined as net income from continuing operations plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.

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