Form 10-Q
period 2019-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2019-05-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________to __________________

1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1612879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Point Center East, Suite 600 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

1-800-514-0186
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	SWM	New York Stock Exchange

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

The Company had 30,892,300 shares of common stock issued and outstanding as of May 1, 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales	$258.0	$261.9
Cost of products sold	190.1	189.9
Gross profit	67.9	72.0

Selling expense	8.6	9.1
Research expense	3.3	4.1
General expense	25.6	23.4
Total nonmanufacturing expenses	37.5	36.6

Restructuring and impairment expense	—	0.4
Operating profit	30.4	35.0
Interest expense	7.8	6.2
Other expense, net	(0.6)	(0.3)
Income from continuing operations before income taxes and income from equity affiliates	22.0	28.5

Provision for income taxes	4.4	7.3
Loss from equity affiliates, net of income taxes	(0.2)	(0.3)
Income from continuing operations	17.4	20.9
Loss from discontinued operations	—	(0.4)
Net income	$17.4	$20.5

Net income per share - basic:
Income per share from continuing operations	$0.57	$0.68
Loss per share from discontinued operations	—	(0.01)
Net income per share – basic	$0.57	$0.67

Net income per share – diluted:
Income per share from continuing operations	$0.56	$0.68
Loss per share from discontinued operations	—	(0.01)
Net income per share – diluted	$0.56	$0.67

Weighted average shares outstanding:

Basic	30,620,600	30,488,600

Diluted	30,716,700	30,619,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$17.4	$20.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.9	8.6
Less: Reclassification adjustment for realized translation adjustments	(0.2)	(0.2)

Unrealized gains on derivative instruments	0.4	2.5
Less: Reclassification adjustment for gains on derivative instruments included in net income	(0.9)	(0.8)

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.5	0.7
Other comprehensive income	0.7	10.8
Comprehensive income	$18.1	$31.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$83.4	$93.8
Accounts receivable, net	164.2	154.6
Inventories	154.5	151.5
Income taxes receivable	8.6	12.2
Assets held for sale	11.9	12.0
Other current assets	7.8	5.1
Total current assets	430.4	429.2

Property, plant and equipment, net	333.4	340.3
Deferred income tax benefits	0.4	0.3
Investment in equity affiliates	52.2	51.9
Goodwill	338.3	338.1
Intangible assets	266.6	272.8
Other assets	64.4	33.9
Total assets	$1,485.7	$1,466.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$3.1	$3.3
Accounts payable	72.1	65.7
Income taxes payable	1.4	1.6
Accrued expenses	63.1	72.9
Total current liabilities	139.7	143.5

Long-term debt	617.2	618.8
Long-term income tax payable	25.6	27.0
Pension and other postretirement benefits	28.0	28.2
Deferred income tax liabilities	47.0	48.0
Other liabilities	66.1	43.1
Total liabilities	923.6	908.6
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,889,589 and 30,771,244 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3.1	3.1
Additional paid-in-capital	72.0	71.1
Retained earnings	610.8	608.2
Accumulated other comprehensive loss, net of tax	(123.8)	(124.5)
Total stockholders’ equity	562.1	557.9
Total liabilities and stockholders’ equity	$1,485.7	$1,466.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of changes in accounting standards	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	20.5	—	20.5
Other comprehensive income, net of tax	—	—	—	—	10.8	10.8
Dividends declared ($0.43 per share)	—	—	—	(13.2)	—	(13.2)
Restricted stock issuances, net	117,828	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.4	—	—	1.4
Stock issued to directors as compensation	1,404	—	0.1	—	—	0.1
Purchases and retirement of common stock	(62,634)	—	—	(2.5)	—	(2.5)
Balance, March 31, 2018	30,767,897	$3.1	$67.8	$569.8	$(78.6)	$562.1

Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of changes in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	17.4	—	17.4
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Dividends declared ($0.44 per share)	—	—	—	(13.6)	—	(13.6)
Restricted stock issuances, net	141,021	—	—	—	—	—
Stock-based employee compensation expense	—	—	0.9	—	—	0.9
Stock issued to directors as compensation	1,696	—	—	—	—	—
Purchases and retirement of common stock	(24,372)	—	—	(0.9)	—	(0.9)
Balance, March 31, 2019	30,889,589	$3.1	$72.0	$610.8	$(123.8)	$562.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating
Net income	$17.4	$20.5
Less: Loss from discontinued operations	—	(0.4)
Income from continuing operations	17.4	20.9
Non-cash items included in net income:
Depreciation and amortization	14.4	15.6
Deferred income tax provision	(0.5)	0.8
Pension and other postretirement benefits	0.7	1.0
Stock-based compensation	0.9	1.5
Loss from equity affiliates	0.2	0.3
Other items	1.9	0.3
Changes in operating working capital, net of assets acquired:
Accounts receivable	(12.5)	(13.1)
Inventories	(4.0)	1.7
Prepaid expenses	(2.7)	(2.7)
Accounts payable	7.5	2.1
Accrued expenses	(11.7)	(9.6)
Accrued income taxes	1.4	3.2
Net changes in operating working capital	(22.0)	(18.4)
Net cash provided by operating activities of:
- Continuing operations	13.0	22.0
- Discontinued operations	—	—
Net cash provided by operations	13.0	22.0
Investing
Capital spending	(7.3)	(6.0)
Capitalized software costs	(1.4)	(0.4)
Other investing	1.1	(0.8)
Net cash used in investing	(7.6)	(7.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Financing
Cash dividends paid to SWM stockholders	(13.6)	(13.2)
Changes in short-term debt	(0.2)	(1.4)
Payments on long-term debt	(0.6)	(9.7)
Purchases of common stock	(0.9)	(2.5)
Net cash used in financing	(15.3)	(26.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.2
Decrease in cash and cash equivalents	(10.4)	(10.8)
Cash and cash equivalents at beginning of period	93.8	106.9
Cash and cash equivalents at end of period	$83.4	$96.1

Supplemental Cash Flow Disclosures
Cash paid for interest	$3.5	$6.3
Cash paid for taxes, net	$3.3	$3.4
Change in capital spending in accounts payable and accrued liabilities	$1.7	$1.0
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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance was effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements," providing companies with the option to adopt the provisions of the standard prospectively without adjusting comparative periods; the Company has elected this option for transition and adopted the standard on January 1, 2019. The Company adopted the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward historical lease classifications. In addition, the Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognition of those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. The impact of the adoption of this standard to the consolidated balance sheets, resulted in approximately $25 million in right-of-use assets and corresponding lease obligation liabilities of approximately $27 million as of January 1, 2019. Adoption resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings and did not materially impact the consolidated statements of income. Additionally, the adoption of the new lease standard did not have an impact on the Company's debt covenant compliance under its current debt and indenture agreements.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements." The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods presented. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2019. The adoption of this guidance did not materially impact the consolidated financial statements or materially affect our financial position.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	Three Months Ended
	March 31, 2019			March 31, 2018
	AMS	EP	Total	AMS	EP	Total
Product revenues	$117.5	$121.2	$238.7	$108.4	$120.8	$229.2
Materials conversion revenues	1.9	14.9	16.8	6.2	24.7	30.9
Other revenues	1.1	1.4	2.5	0.7	1.1	1.8
Total revenues (1)	$120.5	$137.5	$258.0	$115.3	$146.6	$261.9
(1) Revenues include net hedging gains and losses for the three months ended March 31, 2019 and 2018.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	March 31, 2019			March 31, 2018
	AMS	EP	Total	AMS	EP	Total
United States	$83.3	$47.4	$130.7	$78.1	$49.7	$127.8
Europe and the former Commonwealth of Independent States	13.2	45.1	58.3	15.8	57.6	73.4
Asia/Pacific (including China)	17.2	20.4	37.6	14.6	21.3	35.9
Latin America	2.0	11.1	13.1	3.2	11.5	14.7
Other foreign countries	4.8	13.5	18.3	3.6	6.5	10.1
Total revenues (1)	$120.5	$137.5	$258.0	$115.3	$146.6	$261.9
(1) Revenues include net hedging gains and losses for the three months ended March 31, 2019 and 2018.

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

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	March 31, 2019	December 31, 2018
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.5 million and $11.4 million at March 31, 2019 and December 31, 2018, respectively	$(27.7)	$(28.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $1.6 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively	(1.1)	(0.6)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $4.0 million and $1.7 million at March 31, 2019 and December 31, 2018, respectively	(95.0)	(95.7)
Accumulated other comprehensive loss	$(123.8)	$(124.5)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net (loss) gain on pension and OPEB liability adjustments	$(0.6)	$1.1	$0.5	$1.1	$(0.4)	$0.7
Unrealized (loss) gain on derivative instruments	(0.5)	—	(0.5)	1.8	(0.1)	1.7
Unrealized (loss) gain on foreign currency translation	(1.6)	2.3	0.7	9.5	(1.1)	8.4
Total	$(2.7)	$3.4	$0.7	$12.4	$(1.6)	$10.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Leases

The Company adopted the guidance contained in ASC 842, Leases, on January 1, 2019 using the modified retrospective approach permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. The comparative period presented in the condensed consolidated financial statements for 2018 continue to be presented in accordance with previous GAAP as codified in ASC Topic 840, Leases.

The Company leases certain office space, warehouses, manufacturing facilities, land, and equipment. The Company elected the practical expedient which allows that leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases without lease terms (i.e. month-to-month leases), lease expense is recognized as incurred and no asset or liability is recorded for these leases.

The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from non-lease components (e.g., common-area maintenance costs). Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. Lease assets and liabilities are determined based on the lease term including those periods for which renewal options are considered reasonably certain to be exercised. Certain leases also include options to purchase the leased property, although we are unlikely to do so in most cases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Components of right-of-use assets and lease liabilities presented in the balance sheet are as follows ($ in million):

Assets	Classification	March 31, 2019
Operating lease right-of-use assets	Other assets	$24.1
Finance lease right-of-use assets	Property, plant and equipment, net	2.8

Liabilities	Classification	March 31, 2019
Current operating lease obligation	Accrued expenses	$4.8
Long-term operating lease obligation	Other liabilities	20.6
Total operating lease obligation		$25.4

Current finance lease obligation	Current debt	$0.2
Long-term finance lease obligation	Long-term debt	3.0
Total finance lease obligation		$3.2

	March 31, 2019
Assets	Finance	Operating	Total
Land and improvements	$—	$0.1	$0.1
Buildings and improvements	3.0	21.7	24.7
Machinery and equipment	0.2	4.4	4.6
Gross property, plant and equipment	3.2	26.2	29.4
Less: Accumulated depreciation	(0.4)	(2.1)	(2.5)
Right-of-use assets	$2.8	$24.1	$26.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of lease expense incurred by the Company are as follow ($ in millions):

Lease Cost	Three Months Ended March 31, 2019
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$—
Amortization of right-of-use assets	0.1
Operating lease cost	1.5
Short-term lease expense	0.1
Total Lease Cost	$1.7

The following table represents future contractual lease liabilities for the next five years and thereafter for finance and operating leases ($ in millions):

Maturity of Lease Liabilities	Finance	Operating	Total
Remainder of 2019	$0.3	$4.7	$5.0
2020	0.5	5.8	6.3
2021	0.4	5.1	5.5
2022	0.5	3.9	4.4
2023	0.5	2.7	3.2
2024	0.4	2.3	2.7
Thereafter	1.5	7.1	8.6
Total Lease Payments	$4.1	$31.6	$35.7
Less: Interest	0.9	6.2	7.1
Present Value of Lease Liabilities	$3.2	$25.4	$28.6

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	8.6
Weighted-average discount rate
Operating leases	5.99%
Finance leases	5.26%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information (millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.5
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—
Leased assets obtained in exchange for new finance lease liabilities	0.1
Leased assets obtained in exchange for new operating lease liabilities	2.9

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2018 were as follows ($ in millions):

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

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	March 31, 2019	December 31, 2018
Assets of discontinued operations:
Current assets	$0.8	$0.8
Other assets	1.2	1.2

Liabilities of discontinued operations:
Current liabilities	—	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales	$—	$—
Other income (expense)	—	(0.4)
Loss from discontinued operations before income taxes	—	(0.4)
Income tax (provision) benefit	—	—
Loss from discontinued operations	—	(0.4)

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

	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator (basic and diluted):
Net income	$17.4	$20.5
Less: Dividends paid to participating securities	(0.1)	(0.1)
Less: Undistributed earnings available to participating securities	—	—
Undistributed and distributed earnings available to common stockholders	$17.3	$20.4

Denominator:
Average number of common shares outstanding	30,620.6	30,488.6
Effect of dilutive stock-based compensation	96.1	131.1
Average number of common and potential common shares outstanding	30,716.7	30,619.7

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

	March 31, 2019	December 31, 2018
Raw materials	$54.0	$50.2
Work in process	23.8	22.4
Finished goods	67.4	69.9
Supplies and other	9.3	9.0
Total	$154.5	$151.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2019 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2018	$333.1	$5.0	$338.1
Foreign currency translation adjustments	0.3	(0.1)	0.2
Goodwill as of March 31, 2019	$333.4	$4.9	$338.3

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$54.7	$—	$1.6	$220.0
Developed technology	34.0	9.1	—	0.3	24.6
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.9	—	—	1.0
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$66.9	$20.7	$2.2	$246.7

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$—	$19.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$50.4	$—	$0.7	$225.2
Developed technology	34.0	8.5	—	0.2	25.3
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.7	—	—	1.2
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$61.8	$20.7	$1.2	$252.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$(0.1)	$20.0

Amortization expense of intangible assets was $5.1 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $20.1 million in each of the next five years.

Note 10. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $0.0 million and $0.4 million in the three months ended March 31, 2019 and 2018, respectively.

In the AMS segment, Restructuring and impairment expense was $0.0 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. In the three months ended March 31, 2018, Restructuring and impairment expense consisted of severance accruals for employees at our U.S. manufacturing operations.

Restructuring liabilities were classified within Accrued expenses in each of the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2019 and December 31, 2018 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Balance at beginning of year	$1.4	$1.7
Accruals for announced programs	—	1.3
Cash payments	(0.6)	(3.3)
Other	—	1.8
Exchange rate impacts	—	(0.1)
Balance at end of period	$0.8	$1.4

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of March 31, 2019, all of the physical assets of this entity are classified as Assets held for sale. The Company incurred no impairment charges related to these assets during the three months ended March 31, 2019 or 2018.

Note 11. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2019	December 31, 2018
Revolving credit facility - U.S. dollar borrowings	$76.0	$76.0
Term loan facility	199.0	199.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $7.5 million and $7.6 million at March 31, 2019 and December 31, 2018, respectively	342.5	342.4
French employee profit sharing	6.5	6.6
Finance lease and capital lease obligations, respectively	3.2	4.7
Other	—	0.1
Debt issuance costs	(6.9)	(7.2)
Total debt	620.3	622.1
Less: Current debt	(3.1)	(3.3)
Long-term debt	$617.2	$618.8

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025.

Under the terms of the New Credit Agreement, the Company will be required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the New Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the New Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the New Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg. The Company was in compliance with all of its covenants under the New Credit Agreement at March 31, 2019.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2019.

As of March 31, 2019, the average interest rate was 4.00% on outstanding US Revolving Credit Facility borrowings and 4.25% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.42% and 3.44% for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company's total deferred debt issuance costs, net of accumulated amortization, were $6.9 million and $7.2 million, respectively. Amortization expense of $0.3 million and $0.5 million was recorded during the three months ended March 31, 2019 and 2018, respectively, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Repayments

Under the New Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at March 31, 2019 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of March 31, 2019 ($ in millions):

2019	$4.1
2020	3.2
2021	3.8
2022	3.7
2023	78.9
Thereafter	541.0
Total	$634.7

Fair Value of Debt

At March 31, 2019 and December 31, 2018, the fair market value of the Company's 6.875% senior unsecured notes was $354.4 million and $331.6 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2019 and December 31, 2018 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2019 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.6	Accrued expenses	$1.1
Foreign exchange contracts	Other assets	4.7	Other liabilities	6.0
Interest rate contracts	Other assets	1.2	Other liabilities	—
Total derivatives designated as hedges		7.5		7.1

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses	0.1
Total derivatives not designated as hedges		—		0.1
Total derivatives		$7.5		$7.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2018 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.0	Accrued expenses	$1.3
Foreign exchange contracts	Other assets	1.0	Other liabilities	8.8
Interest rate contracts	Other assets	1.8	Other liabilities	—
Total derivatives designated as hedges		4.8		10.1

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accounts payable	—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$4.9		$10.1

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2019	2018		2019	2018
Foreign exchange contracts	$0.1	$0.4	Net sales	$(0.2)	$0.6
Foreign exchange contracts	(0.3)	(0.1)	Other income, net	(0.4)	(0.2)
Interest rate contracts	0.6	2.2	Interest expense	1.5	0.4
Total	$0.4	$2.5		$0.9	$0.8

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2019 or 2018, other than those related to the cross-currency swap, noted below.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in AOCI as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of March 31, 2019, the loss, net of taxes, recognized in Other comprehensive income on the cross currency swap derivative was $0.6 million. For the three months ended March 31, 2019, $0.2 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.5 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
		March 31, 2019	March 31, 2018
Foreign exchange contracts	Other income, net	$(0.1)	$0.5

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

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court (the "Conselho de Contribuintes")) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments ($4.6 million and $8.4 million, respectively, based on the foreign currency exchange rate at March 31, 2019), and SWM-B is now pursuing challenges to these assessments in the State judicial system. Different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement of these two assessments in the State judicial system. The Conselho de Contribuintes unanimously upheld SWMB's challenge to the third Electricity Assessment and dismissed this Electricity Assessment on technical grounds after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised Electricity Assessment in the amount of $0.7 million for ICMS on electricity purchased during part of 2013. In August 2018, the State filed a fourth Electricity Assessment in the amount of $9.7 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these recent assessments in the first-level administrative court on the same grounds as the older cases. On December 19, 2018, the Junta de Revisão Fiscal ruled against SWM-B in the last two Electricity Assessments. SWM-B has appealed these rulings to the Conselho de Contribuintes.  The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2019 and 2018 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$0.2	$0.3	$—	$—
Interest cost	1.2	1.1	0.1	0.1	—	—
Expected return on plan assets	(1.5)	(1.5)	—	—	—	—
Amortizations and other	0.5	0.9	0.2	0.2	—	0.1
Net periodic benefit cost	$0.2	$0.5	$0.5	$0.6	$—	$0.1

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Income. During the fiscal year ending December 31, 2019, the Company expects to recognize approximately $1.9 million for amortization of accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.8 million for its French pension plans.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law effective January 1, 2018. The new legislation contains several key tax provisions that affected the Company, which include but are not limited to a one-time deemed repatriation tax on post-1986 accumulated earnings and profits of the undistributed earnings of foreign subsidiaries (“transition tax”), a reduction of the federal corporate income tax rate from 35% to 21%, and other U.S. reform items. Due to the timing and significance of the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provided a measurement period of up to one year through December 31, 2018 to report the impact of the new US tax law. In 2018, the Company decreased its provisional estimates of transition tax, related currency implications, state taxes and deferred tax rate change effect of the new law by $13.9 million. The reduction from the provisional 2017 amounts were primarily due to further transition tax analysis of accumulated earnings and foreign taxes paid. As of December 31, 2018, the Company had completed its accounting for the tax effects of the Tax Act.
Prior to the passage of the Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed income from its foreign subsidiaries, as a result of transition

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax, that is generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a dividends received deduction. Therefore, the Company does not intend to assert indefinite reinvestment on future cash earnings. While the Company will have to provide for withholding taxes and U.S. state taxes on the future earnings, these amounts are not expected to be significant.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2019 or 2018.

The Company's effective tax rate from continuing operations was 20.0% and 25.6% for the three months ended March 31, 2019 and 2018, respectively. The decrease was materially due to favorable mix of earnings by jurisdiction and favorable discrete items in the current year, offset by a decrease in US foreign tax credits.

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2019		March 31, 2018
Advanced Materials & Structures	$120.5	46.7%	$115.3	44.0%
Engineered Papers	137.5	53.3	146.6	56.0
Total Consolidated	$258.0	100.0%	$261.9	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2019		March 31, 2018
Advanced Materials & Structures	$14.9	49.0%	$10.6	30.3%
Engineered Papers	28.7	94.4	33.9	96.9
Unallocated	(13.2)	(43.4)	(9.5)	(27.2)
Total Consolidated	$30.4	100.0%	$35.0	100.0%

($ in millions)	Segment Assets
	March 31, 2019	December 31, 2018
Advanced Materials & Structures	$807.1	$796.1
Engineered Papers	527.5	527.4
Unallocated	151.1	143.0
Total Consolidated	$1,485.7	$1,466.5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2018. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and the sections entitled "Forward-Looking Statements" at the end of this Item 2 and "Risk Factors" in Part II, Item 1A of this report. Unless the context indicates otherwise, references to "SWM", "we", "us", "our", the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended
	March 31,		Percent of Net Sales
	2019	2018	2019	2018
Net sales	$258.0	$261.9	100.0%	100.0%
Gross profit	67.9	72.0	26.3	27.5
Restructuring & impairment expense	—	0.4	—	0.2
Operating profit	30.4	35.0	11.8	13.4
Interest expense	7.8	6.2	3.0	2.4
Income from continuing operations	17.4	20.9	6.7	8.0
Income (loss) from discontinued operations	—	(0.4)	—	(0.2)
Net income	$17.4	$20.5	6.7%	7.8%
Diluted earnings per share from continuing operations	$0.56	$0.68
Diluted earnings per share	$0.56	$0.67
Cash provided by operations	$13.0	$22.0
Capital spending	$7.3	$6.0

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2019	March 31, 2018	Change	Percent Change
Advanced Materials & Structures	$120.5	$115.3	$5.2	4.5%
Engineered Papers	137.5	146.6	(9.1)	(6.2)
Total	$258.0	$261.9	$(3.9)	(1.5)%

Net sales were $258.0 million in the three months ended March 31, 2019 compared with $261.9 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$3.0	1.1%
Changes due to net foreign currency impacts	(7.2)	(2.7)
Changes due to royalties	0.3	0.1
Total	$(3.9)	(1.5)%

AMS segment net sales were $120.5 million for the three months ended March 31, 2019 compared to $115.3 million during the prior-year period. The increase of $5.2 million or 4.5% was primarily due to strong growth in transportation and filtration, as well as increases in medical products.

EP segment net sales during the three months ended March 31, 2019 of $137.5 million decreased by $9.1 million, or 6.2%, versus net sales of $146.6 million in the prior-year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of lower sales volume and the negative impact of unfavorable foreign currency movements, partially offset by the combined improvement in average selling prices and mix of products sold.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2019	March 31, 2018	Change		2019	2018
Net sales	$258.0	$261.9	$(3.9)	(1.5)%	100.0%	100.0%
Cost of products sold	190.1	189.9	0.2	0.1	73.7	72.5
Gross profit	$67.9	$72.0	$(4.1)	(5.7)%	26.3%	27.5%

Gross profit decreased by $4.1 million during the three months ended March 31, 2019 to $67.9 million versus the prior-year period of $72.0 million. AMS gross profit increased by $2.8 million, primarily due to higher sales volume, lower resin input costs, and reduced fixed costs from the closure of one of our manufacturing sites in late 2018. In the EP segment, gross profit decreased by $6.9 million, primarily due to higher input costs, reduced manufacturing efficiencies as a result of lower volume, and unfavorable currency movements.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2019	March 31, 2018	Change		2019	2018
Selling expense	$8.6	$9.1	$(0.5)	(5.5)%	3.3%	3.5%
Research expense	3.3	4.1	(0.8)	(19.5)	1.3	1.6
General expense	25.6	23.4	2.2	9.4	9.9	8.9
Nonmanufacturing expenses	$37.5	$36.6	$0.9	2.5%	14.5%	14.0%

Nonmanufacturing expenses in the three months ended March 31, 2019 increased by $0.9 million to $37.5 million from $36.6 million in the prior-year period. The increase is primarily the result of higher IT expenses and higher deferred compensation expense, which increased due to stock price volatility during the first quarter of 2019.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2019	March 31, 2018	Change		2019	2018
Advanced Materials & Structures	$—	$0.4	$(0.4)	(100.0)%	—%	0.3%
Engineered Papers	—	—	—	N/A	—	—
Unallocated expenses	—	—	—	N/A
Total	$—	$0.4	$(0.4)	(100.0)%	—%	0.2%

The Company incurred total restructuring and impairment expense of $0.0 million and $0.4 million in the three months ended March 31, 2019 and 2018, respectively. In the 2018 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our AMS manufacturing operations in the U.S.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2019	March 31, 2018	Change		2019	2018
Advanced Materials & Structures	$14.9	$10.6	$4.3	40.6%	12.4%	9.2%
Engineered Papers	28.7	33.9	(5.2)	(15.3)	20.9	23.1
Unallocated expenses	(13.2)	(9.5)	(3.7)	(38.9)
Total	$30.4	$35.0	$(4.6)	(13.1)%	11.8%	13.4%

Operating profit was $30.4 million in the three months ended March 31, 2019 compared with $35.0 million during the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2019 was $14.9 million compared to $10.6 million in the prior-year period. The increase of $4.3 million, or 40.6%, was primarily due to higher sales volume, lower raw materials costs, and reduced fixed costs from the closure of one of our manufacturing sites in late 2018.

The EP segment's operating profit in the three months ended March 31, 2019 was $28.7 million, a decrease of $5.2 million, or 15.3%, from $33.9 million in the prior-year period.  The decrease was primarily due to higher input costs, reduced manufacturing efficiencies as a result of lower volume, and unfavorable currency movements.

Unallocated expenses in the three months ended March 31, 2019 were $13.2 million compared to $9.5 million in the prior-year period, an increase of $3.7 million, or 38.9%. The increase is primarily the result of higher deferred compensation expense and higher IT expenses.

Non-Operating Expenses

Interest expense was $7.8 million in the three months ended March 31, 2019, an increase from $6.2 million in the prior-year period.  The weighted average effective interest rate on our debt facilities was approximately 4.42% and 3.44% for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 compared to the prior-year period, a higher average interest rate as a result of the bond issuance in the third quarter of 2018 was primarily responsible for the increase.

Other expense, net, was $0.6 million during the three months ended March 31, 2019. The $0.3 million increase compared to Other expense, net, of $0.3 million during the three months ended March 31, 2018 was due primarily to a favorable litigation settlement in Luxembourg in the three months ended March 31, 2018, partially offset by lower losses on net currency effects in the three months ended March 31, 2019.

Income Taxes

A $4.4 million provision for income taxes in the three months ended March 31, 2019 resulted in an effective tax rate of 20.0% compared with 25.6% in the prior-year period.  The decrease was primarily due to the favorable mix of earnings by jurisdiction and favorable discrete items in the current year, offset by a decrease in US foreign tax credits.

Loss from Equity Affiliates

Loss from equity affiliates, which reflects the results of operations of CTM and CTS, was $0.2 million in the three months ended March 31, 2019 compared with a loss of $0.3 million during the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Loss from discontinued operations was $0.0 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. This loss is the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operation.

Net Income and Income per Share

Net income in the three months ended March 31, 2019 was $17.4 million, or $0.56 per diluted share, compared with $20.5 million, or $0.67 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower sales and higher input costs in the EP segment, higher deferred compensation expenses and higher interest expense, partially offset by sales and operating profit growth in the AMS segment and a lower provision for income taxes.

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

As of March 31, 2019, $52.9 million of the Company's $83.4 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Requirements

As of March 31, 2019, we had net operating working capital of $210.4 million and cash and cash equivalents of $83.4 million, compared with net operating working capital of $195.2 million and cash and cash equivalents of $93.8 million as of December 31, 2018.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$17.4	$20.5
Less: Loss from discontinued operations	—	(0.4)
Income from continuing operations	17.4	20.9
Non-cash items included in net income:
Depreciation and amortization	14.4	15.6
Deferred income tax provision	(0.5)	0.8
Pension and other postretirement benefits	0.7	1.0
Stock-based compensation	0.9	1.5
Loss (income) from equity affiliates	0.2	0.3
Other items	1.9	0.3
Net changes in operating working capital	(22.0)	(18.4)
Net cash provided by (used in) operating activities of:
Continuing operations	13.0	22.0
Discontinued operations	—	—
Net cash provided by operations	$13.0	$22.0

Net cash provided by operations was $13.0 million in the three months ended March 31, 2019 compared with $22.0 million in the prior-year period. Net cash provided by operations decreased primarily due to a $3.5 million year-over-year decrease in net income from continuing operations and a $3.6 million unfavorable year-over-year impact of net changes in operating working capital.

Operating Working Capital ($ in millions)	Three Months Ended
	March 31, 2019	March 31, 2018
Changes in operating working capital
Accounts receivable	$(12.5)	$(13.1)
Inventories	(4.0)	1.7
Prepaid expenses	(2.7)	(2.7)
Accounts payable	7.5	2.1
Accrued expenses	(11.7)	(9.6)
Accrued income taxes	1.4	3.2
Net changes in operating working capital	$(22.0)	$(18.4)

In the three months ended March 31, 2019, net changes in operating working capital used cash of $22.0 million compared to the prior-year period, in which net changes in operating working capital used cash of $18.4 million. This change in working capital outflows compared to the three months ended March 31, 2018 was primarily driven by reduced cash flows related to higher inventories and accrued expenses, partially offset by increased cash flows related to accounts payable.

Cash Flows from Investing Activities ($ in millions)	Three Months Ended
	March 31, 2019	March 31, 2018
Capital spending	$(7.3)	$(6.0)
Capitalized software costs	(1.4)	(0.4)
Other	1.1	(0.8)
Cash used for investing	$(7.6)	$(7.2)

Cash used for investing activities during the three months ended March 31, 2019 was $7.6 million, compared to $7.2 million in the prior-year period, and consisted primarily of capital spending in both periods.

Cash Flows from Financing Activities ($ in millions)	Three Months Ended
	March 31, 2019	March 31, 2018
Cash dividends paid to SWM stockholders	$(13.6)	$(13.2)
Net repayments of short-term and long-term debt	(0.8)	(11.1)
Purchases of common stock	(0.9)	(2.5)
Cash (used in) provided by financing	$(15.3)	$(26.8)

During the three months ended March 31, 2019, financing activities consisted of $13.6 million in cash paid for dividends declared to SWM stockholders in the first three months of 2019, $0.8 million in net repayments on short-term and long-term debt and share repurchases of $0.9 million. In the prior-year period, financing activities consisted of $13.2 million in cash paid for dividends declared to SWM stockholders in the first three months of 2018, $11.1 million in net repayments on short-term and long-term debt and share repurchases of $2.5 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 1, 2019, we announced a cash dividend of $0.44 per share payable on June 21, 2019 to stockholders of record as of May 24, 2019. The covenants contained in our Indenture and New Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 11. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2019, we repurchased and retired 24,372 shares of our common stock at a cost of $0.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2018, we repurchased and retired 62,634 shares of our common stock for $2.5 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2019	March 31, 2018
Changes in short-term debt	$(0.2)	$(1.4)
Payments on long-term debt	(0.6)	(9.7)
Net repayments of borrowings	$(0.8)	$(11.1)

Net repayments on borrowings were $0.8 million during the three months ended March 31, 2019.

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

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Unused borrowing capacity under the New Credit Agreement was $419.6 million as of March 31, 2019. We also had availability under our bank overdraft facilities of $6.1 million as of March 31, 2019.

The Company was in compliance with all of its covenants under the Indenture and New Credit Agreement at March 31, 2019. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the New Credit Agreement, at March 31, 2019 and December 31, 2018 were 52.5% and 52.7%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

Our pension obligations are funded by our separate pension trusts, which held $115.2 million in assets at December 31, 2018. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $26.6 million as of December 31, 2018. We make contributions to our pension trusts based on many factors, including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. The Company is not required to contribute during 2019 to its U.S. and French pension plans although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2019 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Conwed acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the following factors:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2019 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 19. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

As of March 31, 2019, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - 31, 2019	2,345	$25.05	—	$—	$—
February 1 - 28, 2019	21,363	38.97	—	—	—
March 1 - 31, 2019	664	37.55	—	—	—
Total Year-to-Date 2019	24,372	$37.59	—	$—	$—

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
10.1	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
10.2
Letter of Agreement, dated March 26, 2019, between Schweitzer-Mauduit International, Inc. and Michael L. Schmit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2019).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting and financial officer)

May 1, 2019

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