Form 10-Q
period 2019-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2019-08-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	June 30, 2019
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 30,896,086 shares of common stock issued and outstanding as of August 7, 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$269.9	$270.4	$527.9	$532.3
Cost of products sold	190.9	193.0	381.0	382.9
Gross profit	79.0	77.4	146.9	149.4

Selling expense	8.6	9.2	17.2	18.3
Research expense	3.7	4.1	7.0	8.2
General expense	22.1	21.4	47.7	44.8
Total nonmanufacturing expenses	34.4	34.7	71.9	71.3

Restructuring and impairment expense	0.4	0.6	0.4	1.0
Operating profit	44.2	42.1	74.6	77.1
Interest expense	15.1	6.6	22.9	12.8
Other (expense), net	(2.7)	(0.5)	(3.3)	(0.8)
Income from continuing operations before income taxes and income from equity affiliates	26.4	35.0	48.4	63.5

Provision for income taxes	5.2	8.7	9.6	16.0
(Loss) from equity affiliates, net of income taxes	(0.7)	(0.5)	(0.9)	(0.8)
Income from continuing operations	20.5	25.8	37.9	46.7
(Loss) from discontinued operations	—	—	—	(0.4)
Net income	$20.5	$25.8	$37.9	$46.3

Net income per share - basic:
Income per share from continuing operations	$0.66	$0.84	$1.23	$1.52
(Loss) per share from discontinued operations	—	—	—	(0.01)
Net income per share – basic	$0.66	$0.84	$1.23	$1.51

Net income per share – diluted:
Income per share from continuing operations	$0.66	$0.83	$1.22	$1.51
(Loss) per share from discontinued operations	—	—	—	(0.01)
Net income per share – diluted	$0.66	$0.83	$1.22	$1.50

Weighted average shares outstanding:

Basic	30,661,400	30,565,800	30,641,100	30,527,400

Diluted	30,809,300	30,705,900	30,791,000	30,663,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$20.5	$25.8	$37.9	$46.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2.2	(30.6)	3.1	(22.0)
Less: Reclassification adjustment for realized translation adjustments	(0.2)	(0.2)	(0.4)	(0.4)

Unrealized gains (losses) on derivative instruments	0.9	(2.2)	1.3	0.3
Less: Reclassification adjustment for gains on derivative instruments included in net income	(1.8)	(0.8)	(2.7)	(1.6)

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	1.0	0.8	1.5	1.5
Other comprehensive income (loss)	2.1	(33.0)	2.8	(22.2)
Comprehensive income (loss)	$22.6	$(7.2)	$40.7	$24.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$87.8	$93.8
Accounts receivable, net	166.6	154.6
Inventories	154.2	151.5
Income taxes receivable	14.2	12.2
Assets held for sale	12.0	12.0
Other current assets	6.9	5.1
Total current assets	441.7	429.2

Property, plant and equipment, net	333.4	340.3
Deferred income tax benefits	0.4	0.3
Investment in equity affiliates	51.0	51.9
Goodwill	338.0	338.1
Intangible assets	262.3	272.8
Other assets	62.6	33.9
Total assets	$1,489.4	$1,466.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$1.9	$3.3
Accounts payable	60.9	65.7
Income taxes payable	1.4	1.6
Accrued expenses	77.9	72.9
Total current liabilities	142.1	143.5

Long-term debt	604.7	618.8
Long-term income tax payable	25.6	27.0
Pension and other postretirement benefits	28.6	28.2
Deferred income tax liabilities	47.0	48.0
Other liabilities	68.8	43.1
Total liabilities	916.8	908.6
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,894,598 and 30,771,244 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3.1	3.1
Additional paid-in-capital	73.6	71.1
Retained earnings	617.6	608.2
Accumulated other comprehensive loss, net of tax	(121.7)	(124.5)
Total stockholders’ equity	572.6	557.9
Total liabilities and stockholders’ equity	$1,489.4	$1,466.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2018	30,767,897	$3.1	$67.8	$569.8	$(78.6)	$562.1
Net income	—	—	—	25.8	—	25.8
Other comprehensive (loss), net of tax	—	—	—	—	(33.0)	(33.0)
Dividends declared ($0.43 per share)	—	—	—	(13.2)	—	(13.2)
Restricted stock forfeitures, net	(9,674)	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.0	—	—	1.0
Stock issued to directors as compensation	1,239	—	—	—	—	—
Purchases and retirement of common stock	(4,703)	—	—	(0.2)	—	(0.2)
Balance, June 30, 2018	30,754,759	$3.1	$68.8	$582.2	$(111.6)	$542.5

Balance, March 31, 2019	30,889,589	$3.1	$72.0	$610.8	$(123.8)	$562.1
Net income	—	—	—	20.5	—	20.5
Other comprehensive (loss), net of tax	—	—	—	—	2.1	2.1
Dividends declared ($0.44 per share)	—	—	—	(13.6)	—	(13.6)
Restricted stock issuances, net	5,084	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.5	—	—	1.5
Stock issued to directors as compensation	698	—	0.1	—	—	0.1
Purchases and retirement of common stock	(773)	—	—	(0.1)	—	(0.1)
Balance, June 30, 2019	30,894,598	$3.1	$73.6	$617.6	$(121.7)	$572.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of changes in accounting standards	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	46.3	—	46.3
Other comprehensive (loss), net of tax	—	—	—	—	(22.2)	(22.2)
Dividends declared ($0.86 per share)	—	—	—	(26.4)	—	(26.4)
Restricted stock issuances, net	108,154	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.4	—	—	2.4
Stock issued to directors as compensation	2,643	—	0.1	—	—	0.1
Purchases and retirement of common stock	(67,337)	—	—	(2.7)	—	(2.7)
Balance, June 30, 2018	30,754,759	$3.1	$68.8	$582.2	$(111.6)	$542.5

Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of changes in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	37.9	—	37.9
Other comprehensive (loss), net of tax	—	—	—	—	2.8	2.8
Dividends declared ($0.88 per share)	—	—	—	(27.2)	—	(27.2)
Restricted stock issuances, net	146,105	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.4	—	—	2.4
Stock issued to directors as compensation	2,394	—	0.1	—	—	0.1
Purchases and retirement of common stock	(25,145)	—	—	(1.0)	—	(1.0)
Balance, June 30, 2019	30,894,598	$3.1	$73.6	$617.6	$(121.7)	$572.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating
Net income	$37.9	$46.3
Less: Loss from discontinued operations	—	(0.4)
Income from continuing operations	37.9	46.7
Non-cash items included in net income:
Depreciation and amortization	28.9	31.0
Restructuring-related impairment	—	0.2
Deferred income tax	(0.7)	2.3
Pension and other postretirement benefits	1.3	2.0
Stock-based compensation	2.5	2.5
Loss from equity affiliates	0.9	0.8
Brazil tax assessment accruals, net (Note 13)	10.9	—
Other items	0.9	1.1
Changes in operating working capital, net of assets acquired:
Accounts receivable	(12.2)	(19.1)
Inventories	(2.6)	(5.4)
Prepaid expenses	(1.9)	(2.1)
Accounts payable	(2.2)	4.5
Accrued expenses	(4.9)	(7.3)
Accrued income taxes	(3.8)	(1.3)
Net changes in operating working capital	(27.6)	(30.7)
Net cash provided by operating activities of:
- Continuing operations	55.0	55.9
- Discontinued operations	—	0.2
Net cash provided by operations	55.0	56.1
Investing
Capital spending	(15.2)	(13.7)
Capitalized software costs	(2.8)	(0.6)
Other investing	0.8	(0.7)
Net cash used in investing	(17.2)	(15.0)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Financing
Cash dividends paid to SWM stockholders	(27.2)	(26.4)
Changes in short-term debt	(0.1)	(1.5)
Proceeds from issuances of long-term debt	0.1	0.8
Payments on long-term debt	(15.3)	(41.5)
Purchases of common stock	(1.0)	(2.7)
Net cash used in financing	(43.5)	(71.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(2.8)
Decrease in cash and cash equivalents	(6.0)	(33.0)
Cash and cash equivalents at beginning of period	93.8	106.9
Cash and cash equivalents at end of period	$87.8	$73.9

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$15.5	$13.5
Cash paid for taxes, net	$13.6	$14.5
Change in capital spending in accounts payable and accrued liabilities	$3.7	$1.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc., or "SWM," "we," or the "Company," headquartered in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. The Company maintains two operating product line segments: Advanced Materials & Structures and Engineered Papers.

The Advanced Materials & Structures segment, or "AMS," produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, construction and infrastructure, transportation, industrial and medical end-markets.

The Engineered Papers segment, or "EP," primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products, or "Recon". Traditional reconstituted tobacco leaf, or "RTL," is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as low ignition propensity, or "LIP," cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage and industrial commodity paper grades.

We conduct business in over 90 countries and operate 22 production locations worldwide, with locations in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, produces RTL.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or "SEC," and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, or U.S. GAAP. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 5. Discontinued Operations.

The results of operations for the three or six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Amendments to the FASB Accounting Standards Codification." The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance was effective for annual reporting periods beginning after December 15, 2018, and interim periods thereafter. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements," providing companies with the option to adopt the provisions of the standard prospectively without adjusting comparative periods; the Company has elected this option for transition and adopted the standard on January 1, 2019. The Company adopted the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward historical lease classifications. In addition, the Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company made an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognition of those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. The impact of the adoption of this standard to the consolidated balance sheets resulted in approximately $25 million in right-of-use assets and corresponding lease obligation liabilities of approximately $27 million as of January 1, 2019. Adoption resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings and did not materially impact the consolidated statements of income. Additionally, the adoption of the new lease standard did not have an impact on the Company's debt covenant compliance under its current debt and indenture agreements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	Three Months Ended
	June 30, 2019			June 30, 2018
	AMS	EP	Total	AMS	EP	Total
Product revenues	$122.7	$128.3	$251.0	$120.6	$133.6	$254.2
Materials conversion revenues	2.0	13.8	15.8	2.2	11.5	13.7
Other revenues	2.0	1.1	3.1	1.2	1.3	2.5
Total revenues (1)	$126.7	$143.2	$269.9	$124.0	$146.4	$270.4
(1) Revenues include net hedging gains and losses for the three months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019			June 30, 2018
	AMS	EP	Total	AMS	EP	Total
Product revenues	$240.2	$249.5	$489.7	$229.0	$254.4	$483.4
Materials conversion revenues	3.9	28.7	32.6	8.4	36.2	44.6
Other revenues	3.1	2.5	5.6	1.9	2.4	4.3
Total revenues (1)	$247.2	$280.7	$527.9	$239.3	$293.0	$532.3
(1) Revenues include net hedging gains and losses for the six months ended June 30, 2019 and 2018.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	June 30, 2019			June 30, 2018
	AMS	EP	Total	AMS	EP	Total
United States	$87.4	$50.9	$138.3	$84.8	$50.0	$134.8
Europe and the former Commonwealth of Independent States	13.4	41.0	54.4	10.7	60.0	70.7
Asia/Pacific (including China)	20.5	27.5	48.0	22.0	17.9	39.9
Latin America	1.5	12.3	13.8	2.5	10.5	13.0
Other foreign countries	3.9	11.5	15.4	4.0	8.0	12.0
Total revenues (1)	$126.7	$143.2	$269.9	$124.0	$146.4	$270.4

(1) Revenues include net hedging gains and losses for the three months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019			June 30, 2018
	AMS	EP	Total	AMS	EP	Total
United States	$170.7	$98.3	$269.0	$162.9	$99.7	$262.6
Europe and the former Commonwealth of Independent States	26.6	86.1	112.7	26.5	117.6	144.1
Asia/Pacific (including China)	37.7	47.9	85.6	36.6	39.2	75.8
Latin America	3.5	23.4	26.9	5.7	22.0	27.7
Other foreign countries	8.7	25.0	33.7	7.6	14.5	22.1
Total revenues (1)	$247.2	$280.7	$527.9	$239.3	$293.0	$532.3

(1) Revenues include net hedging gains and losses for the six months ended June 30, 2019 and 2018.

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

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	June 30, 2019	December 31, 2018
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.7 million and $11.4 million at June 30, 2019 and December 31, 2018, respectively	$(26.7)	$(28.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $1.7 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively	(2.0)	(0.6)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $4.1 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively	(93.0)	(95.7)
Accumulated other comprehensive loss	$(121.7)	$(124.5)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$0.8	$0.2	$1.0	$1.1	$(0.3)	$0.8
Unrealized (loss) gain on derivative instruments	(1.0)	0.1	(0.9)	(4.4)	1.4	(3.0)
Unrealized gain (loss) on foreign currency translation	1.9	0.1	2.0	(30.0)	(0.8)	(30.8)
Total	$1.7	$0.4	$2.1	$(33.3)	$0.3	$(33.0)

	Six Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$0.2	$1.3	$1.5	$2.2	$(0.7)	$1.5
Unrealized (loss) gain on derivative instruments	(1.5)	0.1	(1.4)	(2.6)	1.3	(1.3)
Unrealized gain (loss) on foreign currency translation	0.3	2.4	2.7	(20.5)	(1.9)	(22.4)
Total	$(1.0)	$3.8	$2.8	$(20.9)	$(1.3)	$(22.2)

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
Components of right-of-use assets and lease liabilities presented in the balance sheet are as follows ($ in million):

Assets	Classification	June 30, 2019
Operating lease right-of-use assets	Other assets	$23.4
Finance lease right-of-use assets	Property, plant and equipment, net	3.1

Liabilities	Classification	June 30, 2019
Current operating lease obligation	Accrued expenses	$4.9
Long-term operating lease obligation	Other liabilities	19.7
Total operating lease obligation		$24.6

Current finance lease obligation	Current debt	$0.4
Long-term finance lease obligation	Long-term debt	3.1
Total finance lease obligation		$3.5

	June 30, 2019
Assets	Finance	Operating	Total
Land and improvements	$—	$0.1	$0.1
Buildings and improvements	3.0	21.9	24.9
Machinery and equipment	0.6	4.7	5.3
Gross property, plant and equipment	3.6	26.7	30.3
Less: Accumulated depreciation	(0.5)	(3.3)	(3.8)
Right-of-use assets	$3.1	$23.4	$26.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of lease expense incurred by the Company are as follow ($ in millions):

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$0.1	$0.1
Amortization of right-of-use assets	0.1	0.2
Operating lease cost	1.6	3.1
Short-term lease expense	0.1	0.2
Total Lease Cost	$1.9	$3.6

The following table represents future contractual lease liabilities for the next five years and thereafter for finance and operating leases ($ in millions):

Maturity of Lease Liabilities	Finance	Operating	Total
Remainder of 2019	$0.3	$3.2	$3.5
2020	0.6	5.9	6.5
2021	0.5	5.2	5.7
2022	0.6	4.0	4.6
2023	0.5	2.8	3.3
2024	0.5	2.3	2.8
Thereafter	1.4	7.0	8.4
Total Lease Payments	$4.4	$30.4	$34.8
Less: Interest	0.9	5.8	6.7
Present Value of Lease Liabilities	$3.5	$24.6	$28.1

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.0
Finance leases	7.9
Weighted-average discount rate
Operating leases	6.49%
Finance leases	5.28%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information (millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	3.1
Operating cash flows from finance leases	0.2
Leased assets obtained in exchange for new finance lease liabilities	0.5
Leased assets obtained in exchange for new operating lease liabilities	3.2

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

Included in Other current assets, Other assets and Accrued expenses within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	June 30, 2019	December 31, 2018
Assets of discontinued operations:
Current assets	$0.8	$0.8
Other assets	1.3	1.2

Liabilities of discontinued operations:
Current liabilities	—	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$—	$—	$—	$—
Other income (expense)	—	—	—	(0.4)
Loss from discontinued operations before income taxes	—	—	—	(0.4)
Income tax (provision) benefit	—	—	—	—
Loss from discontinued operations	—	—	—	(0.4)

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator (basic and diluted):
Net income	$20.5	$25.8	$37.9	$46.3
Less: Dividends paid to participating securities	(0.1)	—	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	(0.1)	(0.2)	(0.1)	(0.2)
Undistributed and distributed earnings available to common stockholders	$20.3	$25.6	$37.6	$46.0

Denominator:
Average number of common shares outstanding	30,661.4	30,565.8	30,641.1	30,527.4
Effect of dilutive stock-based compensation	147.9	140.1	149.9	135.6
Average number of common and potential common shares outstanding	30,809.3	30,705.9	30,791.0	30,663.0

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

	June 30, 2019	December 31, 2018
Raw materials	$53.2	$50.2
Work in process	27.3	22.4
Finished goods	64.5	69.9
Supplies and other	9.2	9.0
Total	$154.2	$151.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2019 were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2018	$333.1	$5.0	$338.1
Foreign currency translation adjustments	(0.1)	—	(0.1)
Goodwill as of June 30, 2019	$333.0	$5.0	$338.0

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (Advanced Materials & Structures)
Customer relationships	$276.3	$59.1	$—	$0.9	$216.3
Developed technology	34.0	9.7	—	0.3	24.0
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	2.0	—	—	0.9
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$72.0	$20.7	$1.5	$242.3

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$(0.1)	$20.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (Advanced Materials & Structures)
Customer relationships	$276.3	$50.4	$—	$0.7	$225.2
Developed technology	34.0	8.5	—	0.2	25.3
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.7	—	—	1.2
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$61.8	$20.7	$1.2	$252.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$(0.1)	$20.0

Amortization expense of intangible assets was $5.1 million and $5.2 million for the three months ended June 30, 2019 and 2018, respectively, and $10.2 million and $10.4 million for the six months ended June 30, 2019 and 2018, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $19.9 million in each of the next five years.

Note 10. Restructuring and Impairment Activities

The Company incurred Restructuring and impairment expense of $0.4 million and $0.6 million in the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $1.0 million in the six months ended June 30, 2019 and 2018, respectively.

In the AMS segment, Restructuring and impairment expense was $0.0 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.0 million and $0.8 million in the six months ended June 30, 2019 and 2018, respectively. In the six months ended June 30, 2018, Restructuring and impairment expense consisted of $0.6 million in severance accruals for employees at our U.S. manufacturing operations, as well as $0.2 million in impairment charges at our U.S. manufacturing operations.

In the EP segment, Restructuring and impairment expense was $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million in the six months ended June 30, 2019 and 2018, respectively. In the six months ended June 30, 2019, Restructuring and impairment expense consisted of $0.4 million in severance accruals for employees at our manufacturing facilities in the U.S., Brazil and France. In the six months ended June 30, 2018, Restructuring and impairment expense consisted of $0.2 million in severance accruals for employees at our manufacturing facilities in France.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring liabilities were classified within Accrued expenses in each of the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2019 and December 31, 2018 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Balance at beginning of year	$1.4	$1.7
Accruals for announced programs	0.4	1.3
Cash payments	(1.0)	(3.3)
Other	—	1.8
Exchange rate impacts	—	(0.1)
Balance at end of period	$0.8	$1.4

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of June 30, 2019, all of the physical assets of this entity are classified as Assets held for sale. The Company incurred no impairment charges related to these assets during the six months ended June 30, 2019 or 2018.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Debt

The components of total debt are summarized in the following table ($ in millions):

	June 30, 2019	December 31, 2018
Revolving credit facility - U.S. dollar borrowings	$64.0	$76.0
Term loan facility	198.5	199.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $7.3 million and $7.6 million at June 30, 2019 and December 31, 2018, respectively	342.7	342.4
French employee profit sharing	4.4	6.6
Finance lease and capital lease obligations, respectively	3.5	4.7
Other	—	0.1
Debt issuance costs	(6.5)	(7.2)
Total debt	606.6	622.1
Less: Current debt	(1.9)	(3.3)
Long-term debt	$604.7	$618.8

Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “New Credit Agreement”), which replaces the Company’s existing senior secured credit facilities and provides for a five year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the New Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the New Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

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

Under the terms of the New Credit Agreement, the Company will be required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the New Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the New Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the New Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg. The Company was in compliance with all of its covenants under the New Credit Agreement at June 30, 2019.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2019.

As of June 30, 2019, the average interest rate was 3.94% on outstanding US Revolving Credit Facility borrowings and 4.19% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.43% and 3.51% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company's total deferred debt issuance costs, net of accumulated amortization, were $6.5 million and $7.2 million, respectively. Amortization expense of $0.6 million and $0.9 million was recorded during the six months ended June 30, 2019 and 2018, respectively, and has been included as a component of Interest expense in the accompanying consolidated statements of income.

Principal Repayments

Under the New Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at June 30, 2019 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of June 30, 2019 ($ in millions):

2019	$1.3
2020	3.2
2021	3.8
2022	3.7
2023	66.9
Thereafter	541.5
Total	$620.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt

At June 30, 2019 and December 31, 2018, the fair market value of the Company's 6.875% senior unsecured notes was $358.9 million and $331.6 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2019 and December 31, 2018 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 11. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain will be amortized on a ratable basis from Accumulated other comprehensive income into income as interest expense over the remaining term of the interest rate swap.

On January 20, 2017, the Company also entered into a three year cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €93.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 1.65% per annum and pay to our swap counterparty Euro interest at a fixed rate of -0.18% per annum.

On October 24, 2018, the Company also entered into a three year cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €65.4 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 3.6725% per annum.

On January 29, 2019, the Company entered into a cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €66.0 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 4.0525% per annum. The cross-currency swap will mature on October 1, 2021.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2019 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.9	Accrued expenses	$6.9
Foreign exchange contracts	Other assets	3.0	Other liabilities	—
Interest rate contracts	Accounts receivable, net	0.4	Other liabilities	—
Total derivatives designated as hedges		5.3		6.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accrued expenses	0.1
Total derivatives not designated as hedges		0.1		0.1
Total derivatives		$5.4		$7.0

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,		June 30,
	2019	2018	2019	2018		2019	2018	2019	2018
Foreign exchange contracts	$(0.3)	$(3.1)	$(0.2)	$(2.7)	Net sales	$(0.4)	$0.1	$(0.6)	$0.7
Foreign exchange contracts	0.4	0.1	0.1	—	Other income, net	0.5	0.2	0.1	—
Interest rate contracts	0.8	0.8	1.4	3.0	Interest expense	1.7	0.5	3.2	0.9
Total	$0.9	$(2.2)	$1.3	$0.3		$1.8	$0.8	$2.7	$1.6

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and six months ended June 30, 2019 or 2018, other than those related to the cross-currency swap, noted below.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in AOCI as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of June 30, 2019, the loss, net of taxes, recognized in Other comprehensive income on the cross currency swap derivative was $2.2 million. For the three months ended June 30, 2019 and 2018, respectively, $0.2 million and $0.2 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.4 million and $0.4 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the six months ended June 30, 2019 and 2018, respectively, $0.4 million and $0.4 million was reclassified from Accumulated other comprehensive income into income as interest expense and $0.9 million and $0.9 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Foreign exchange contracts	Other income, net	$0.1	$(2.6)	$—	$(2.1)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided Assessment 2 in the amount of approximately $12.5 million against SWM-B. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B has recorded $12.0 million of additional expense in the second quarter of 2019. As of June 30, 2019, we have accrued a total liability of $12.5 million, of which $2.2 million is recorded in Accrued expenses and $10.3 million is included in Other liabilities in the accompanying Condensed consolidated balance sheet. This judgment may be settled over the course of 60 months; however, we have requested that the Court clarify its decision. Until a decision is rendered on our request, we are not obligated to initiate payments. Interest and penalties will continue to accrue until a decision on our request is rendered.

The amounts recorded in the accompanying Condensed consolidated statement of income for the three and six months ended June 30, 2019 related to the above two assessments consist of the following:

Income Statement Classification	(Expense) Benefit
Cost of products sold[1]	$(0.9)
Operating profit[1]	(0.9)
Other expense[2]	(2.1)
Interest expense[2]	(7.8)
Income from continuing operations before income taxes	(10.8)
Provision for income taxes	3.1
Net income	$(7.7)

1Cost of products sold reflects the net of $2.0 million of expense associated with the Raw Materials Assessment and $1.1 million benefit associated with separate litigation against the Brazilian Instituto Nacional do Seguro Social ("INSS"), the Brazilian Social Security Administration, regarding additional assessments of social security contributions charged to the Company in the early 1990s. This benefit is expected to be received in tax credits to be applied against future payments of social security taxes over the following ten to twelve months. Amounts are reflected in Engineered Papers reporting segment in segment disclosures.
2Other expense includes penalties and fees associated with the Raw Materials Assessment. Interest expense relates to the Raw Materials Assessment.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court (the "Conselho de Contribuintes")) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments ($4.7 million and $8.6 million, respectively, based on the foreign currency exchange rate at June 30, 2019), and SWM-B is now

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuing challenges to these assessments in the State judicial system. Different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement of these two assessments in the State judicial system. The Conselho de Contribuintes unanimously upheld SWMB's challenge to the third Electricity Assessment and dismissed this Electricity Assessment on technical grounds after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised Electricity Assessment in the amount of $0.7 million for ICMS on electricity purchased during part of 2013. In August 2018, the State filed a fourth Electricity Assessment in the amount of $9.9 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these recent assessments in the first-level administrative court on the same grounds as the older cases. On December 19, 2018, the Junta de Revisão Fiscal ruled against SWM-B in the last two Electricity Assessments. SWM-B has appealed these rulings to the Conselho de Contribuintes.  The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B believes that the Electricity Assessments will ultimately be resolved in its favor. No liability has been recorded in our consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

Europe

The Company's European subsidiaries are parties from time to time to litigation, usually (but not always) related to labor matters. There are approximately 19 such cases pending. In accordance with US GAAP, the Company has recorded on its balance sheet an amount that it believes is adequate as a contingency against future potential losses. There can be no assurance, however, that any losses that might be incurred will be in an amount equal to or less than the amount recorded or that the Company will not have losses in respect of litigation in which no reserve has been taken.
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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or six months ended June 30, 2019 and 2018 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$0.3	$0.3	$—	$—
Interest cost	1.1	1.1	0.1	0.1	—	—
Expected return on plan assets	(1.4)	(1.4)	—	(0.1)	—	—
Amortizations and other	0.5	0.8	0.2	0.2	—	—
Net periodic benefit cost	$0.2	$0.5	$0.6	$0.5	$—	$—

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$0.5	$0.6	$—	$—
Interest cost	2.3	2.2	0.2	0.2	—	—
Expected return on plan assets	(2.9)	(2.9)	—	(0.1)	—	—
Amortizations and other	1.0	1.7	0.4	0.4	—	0.1
Net periodic benefit cost	$0.4	$1.0	$1.1	$1.1	$—	$0.1

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2019 or 2018.

The Company's effective tax rate from continuing operations was 19.7% and 24.9% for the three months ended June 30, 2019 and 2018, respectively. The decrease was materially due to favorable mix of earnings by jurisdiction and favorable discrete items in the current year. The Company's effective tax rate from continuing operations was 19.8% and 25.2% for the six months ended June 30, 2019 and 2018, respectively. The decrease was materially due to favorable mix of earnings by jurisdiction and favorable discrete items in the current year.

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

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Advanced Materials & Structures	$126.7	46.9%	$124.0	45.9%	$247.2	46.8%	$239.3	45.0%
Engineered Papers	143.2	53.1	146.4	54.1	280.7	53.2	293.0	55.0
Total Consolidated	$269.9	100.0%	$270.4	100.0%	$527.9	100.0%	$532.3	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Advanced Materials & Structures	$20.4	46.2%	$17.0	40.4%	$35.3	47.3%	$27.6	35.8%
Engineered Papers	32.5	73.5	33.3	79.1	61.2	82.1	67.2	87.2
Unallocated	(8.7)	(19.7)	(8.2)	(19.5)	(21.9)	(29.4)	(17.7)	(23.0)
Total Consolidated	$44.2	100.0%	$42.1	100.0%	$74.6	100.0%	$77.1	100.0%

($ in millions)	Segment Assets
	June 30, 2019	December 31, 2018
Advanced Materials & Structures	$814.9	$796.1
Engineered Papers	518.6	527.4
Unallocated	155.9	143.0
Total Consolidated	$1,489.4	$1,466.5

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

SUMMARY

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30,		Percent of Net Sales		June 30,		Percent of Net Sales
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$269.9	$270.4	100.0%	100.0%	$527.9	$532.3	100.0%	100.0%
Gross profit	79.0	77.4	29.3	28.6	146.9	149.4	27.8	28.1
Restructuring & impairment expense	0.4	0.6	0.1	0.2	0.4	1.0	0.1	0.2
Operating profit	44.2	42.1	16.4	15.6	74.6	77.1	14.1	14.5
Interest expense	15.1	6.6	5.6	2.4	22.9	12.8	4.3	2.4
Income from continuing operations	20.5	25.8	7.6	9.5	37.9	46.7	7.2	8.8
Income (loss) from discontinued operations	—	—	—	—	—	(0.4)	—	(0.1)
Net income	$20.5	$25.8	7.6%	9.5%	$37.9	$46.3	7.2%	8.7%
Diluted earnings per share from continuing operations	$0.66	$0.83			$1.22	$1.51
Diluted earnings per share	$0.66	$0.83			$1.22	$1.50
Cash provided by operations	$42.0	$34.1			$55.0	$56.1
Capital spending	$7.9	$7.7			$15.2	$13.7

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Net Sales
($ in millions)

	Three Months Ended
	June 30, 2019	June 30, 2018	Change	Percent Change
Advanced Materials & Structures	$126.7	$124.0	$2.7	2.1%
Engineered Papers	143.2	146.4	(3.2)	(2.3)
Total	$269.9	$270.4	$(0.5)	(0.2)%

Net sales were $269.9 million in the three months ended June 30, 2019 compared with $270.4 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$6.5	2.4%
Changes due to net foreign currency impacts	(6.8)	(2.5)
Changes due to royalties	(0.2)	(0.1)
Total	$(0.5)	(0.2)%

AMS segment net sales were $126.7 million for the three months ended June 30, 2019 compared to $124.0 million during the prior-year period. The increase of $2.7 million or 2.1% was primarily due to strong growth in transportation and filtration products.

EP segment net sales during the three months ended June 30, 2019 of $143.2 million decreased by $3.2 million, or 2.3%, versus net sales of $146.4 million in the prior-year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of the negative impact of unfavorable foreign currency movements, while the combined improvement in average selling prices and mix of products sold more than offset lower sales volume.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Net sales	$269.9	$270.4	$(0.5)	(0.2)%	100.0%	100.0%
Cost of products sold	190.9	193.0	(2.1)	(1.1)	70.7	71.4
Gross profit	$79.0	$77.4	$1.6	2.1%	29.3%	28.6%

Gross profit increased by $1.6 million during the three months ended June 30, 2019 to $79.0 million versus the prior-year period of $77.4 million. AMS gross profit increased by $2.3 million, primarily due to higher sales, lower resin input costs, and reduced fixed costs from the closure of one of our manufacturing sites in late 2018. In the EP segment, gross profit decreased by $0.7 million, primarily due to higher input costs and unfavorable currency movements, partially offset by the combined improvement in average selling prices and mix of products sold.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Selling expense	$8.6	$9.2	$(0.6)	(6.5)%	3.2%	3.4%
Research expense	3.7	4.1	(0.4)	(9.8)	1.4	1.5
General expense	22.1	21.4	0.7	3.3	8.1	7.9
Nonmanufacturing expenses	$34.4	$34.7	$(0.3)	(0.9)%	12.7%	12.8%

Nonmanufacturing expenses in the three months ended June 30, 2019 decreased by $0.3 million to $34.4 million from $34.7 million in the prior-year period.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Advanced Materials & Structures	$—	$0.4	$(0.4)	(100.0)%	—%	0.3%
Engineered Papers	0.4	0.2	0.2	100.0%	0.3	0.1
Unallocated expenses	—	—	—	N/A
Total	$0.4	$0.6	$(0.2)	(33.3)%	0.1%	0.2%

The Company incurred total restructuring and impairment expense of $0.4 million and $0.6 million in the three months ended June 30, 2019 and 2018, respectively. In the 2019 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our EP manufacturing operations in the U.S., Brazil and France.

In the 2018 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our AMS manufacturing operations in the U.S. and our EP manufacturing operations in France, as well as asset impairment charges of $0.2 million on equipment in our U.S. AMS manufacturing operations.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Advanced Materials & Structures	$20.4	$17.0	$3.4	20.0%	16.1%	13.7%
Engineered Papers	32.5	33.3	(0.8)	(2.4)	22.7	22.7
Unallocated expenses	(8.7)	(8.2)	(0.5)	(6.1)
Total	$44.2	$42.1	$2.1	5.0%	16.4%	15.6%

Operating profit was $44.2 million in the three months ended June 30, 2019 compared with $42.1 million during the prior-year period.

The AMS segment's operating profit in the three months ended June 30, 2019 was $20.4 million compared to $17.0 million in the prior-year period. The increase of $3.4 million, or 20.0%, was primarily due to higher sales, lower raw materials costs, and reduced fixed costs from the closure of one of our manufacturing sites in late 2018.

The EP segment's operating profit in the three months ended June 30, 2019 was $32.5 million, a decrease of $0.8 million, or 2.4%, from $33.3 million in the prior-year period.  The decrease was primarily due to unfavorable currency movements and higher input costs, partially offset by the combination of higher average selling prices and the mix of products sold.

Unallocated expenses in the three months ended June 30, 2019 were $8.7 million compared to $8.2 million in the prior-year period, an increase of $0.5 million, or 6.1%.

Non-Operating Expenses

Interest expense was $15.1 million in the three months ended June 30, 2019, an increase from $6.6 million in the prior-year period and included $7.8 million related to a tax accrual in Brazil as discussed in Note 13, Commitments and Contingencies.  The interest accrual in Brazil and a higher average interest rate as a result of the bond issuance in the third quarter of 2018 were primarily responsible for the increase. The weighted average effective interest rate on our debt facilities was approximately 4.43% and 3.57% for the three months ended June 30, 2019 and 2018, respectively.

Other expense, net, was $2.7 million during the three months ended June 30, 2019, down $2.2 million compared to Other expense, net, of $0.5 million during the three months ended June 30, 2018. The increase from the prior is primarily the result of the Brazilian ICMS tax assessment accrual in the current year period as discussed in Note 13, Commitments and Contingencies.

Income Taxes

A $5.2 million provision for income taxes in the three months ended June 30, 2019 resulted in an effective tax rate of 19.7% compared with 24.9% in the prior-year period.  The decrease was primarily due to the favorable mix of earnings by jurisdiction and favorable discrete items in the current year.

Loss from Equity Affiliates

Loss from equity affiliates, which reflects the results of operations of CTM and CTS, was $0.7 million in the three months ended June 30, 2019 compared with a loss of $0.5 million during the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. There was no loss from discontinued operations for the three months ended June 30, 2019 and 2018, respectively.

Net Income and Income per Share

Net income in the three months ended June 30, 2019 was $20.5 million, or $0.66 per diluted share, compared with $25.8 million, or $0.83 per diluted share, during the prior-year period.  The decrease in net income was primarily due to the Brazilian ICMS tax assessment accrual and higher interest expense, partially offset by operating profit growth in the AMS segment and a lower provision for income taxes.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net Sales
($ in millions)

	Six Months Ended
	June 30, 2019	June 30, 2018	Change	Percent Change
Advanced Materials & Structures	$247.2	$239.3	$7.9	3.3%
Engineered Papers	280.7	293.0	(12.3)	(4.1)
Total	$527.9	$532.3	$(4.4)	(0.8)%

Net sales were $527.9 million in the six months ended June 30, 2019 compared with $532.3 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$9.5	1.8%
Changes due to net foreign currency impacts	(14.0)	(2.6)
Changes due to royalties	0.1	—
Total	$(4.4)	(0.8)%

AMS segment net sales were $247.2 million for the six months ended June 30, 2019 compared to $239.3 million during the prior-year period. The increase of $7.9 million or 3.3% was due primarily to strong growth in transportation, filtration, and medical products.

EP segment net sales during the six months ended June 30, 2019 of $280.7 million decreased by $12.3 million versus net sales of $293.0 million in the prior-year period.  The decrease in net sales was primarily the result of the negative impact of unfavorable foreign currency movements and lower sales volume, partially offset by the combined improvement in average selling prices and mix of products sold.

Gross Profit
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Net sales	$527.9	$532.3	$(4.4)	(0.8)%	100.0%	100.0%
Cost of products sold	381.0	382.9	(1.9)	(0.5)	72.2	71.9
Gross profit	$146.9	$149.4	$(2.5)	(1.7)%	27.8%	28.1%

Gross profit decreased by $2.5 million during the six months ended June 30, 2019 to $146.9 million versus the prior-year period of $149.4 million. AMS gross profit increased by $5.2 million, primarily due to higher sales, lower resin input costs, and reduced fixed costs from the closure of one of our manufacturing sites in late 2018. In the EP segment, gross profit decreased by $7.7 million, primarily due to higher input costs, reduced manufacturing efficiency due to lower volumes and the unfavorable impact of foreign currency effects, partially offset by the combined effect of higher average selling prices and mix of products sold.

Nonmanufacturing Expenses
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Selling expense	$17.2	$18.3	$(1.1)	(6.0)%	3.3%	3.4%
Research expense	7.0	8.2	(1.2)	(14.6)	1.3	1.5
General expense	47.7	44.8	2.9	6.5	9.0	8.5
Nonmanufacturing expenses	$71.9	$71.3	$0.6	0.8%	13.6%	13.4%

Nonmanufacturing expenses in the six months ended June 30, 2019 increased by $0.6 million to $71.9 million from $71.3 million in the prior-year period.

Restructuring and Impairment Expense
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Advanced Materials & Structures	$—	$0.8	$(0.8)	(100.0)%	—%	0.3%
Engineered Papers	0.4	0.2	0.2	100.0	0.1	0.1
Unallocated expenses	—	—	—	N/A
Total	$0.4	$1.0	$(0.6)	(60.0)%	0.1%	0.2%

The Company incurred total restructuring and impairment expense of $0.4 million in the six months ended June 30, 2019 compared with $1.0 million in the six months ended June 30, 2018. In the 2019 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our manufacturing operations in the U.S., Brazil and France.

In the comparable 2018 period, the restructuring expense primarily related to $0.8 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S. and France, as well as an asset impairment charge of $0.2 million on equipment in our U.S. AMS manufacturing operations.

Operating Profit
($ in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2019	June 30, 2018	Change		2019	2018
Advanced Materials & Structures	$35.3	$27.6	$7.7	27.9%	14.3%	11.5%
Engineered Papers	61.2	67.2	(6.0)	(8.9)	21.8	22.9
Unallocated expenses	(21.9)	(17.7)	(4.2)	(23.7)
Total	$74.6	$77.1	$(2.5)	(3.2)%	14.1%	14.5%

Operating profit was $74.6 million in the six months ended June 30, 2019 compared with $77.1 million during the prior-year period.

The AMS segment's operating profit in the six months ended June 30, 2019 was $35.3 million compared to $27.6 million in the prior-year period. The increase of $7.7 million, or 27.9%, was primarily due to higher sales, lower resin input costs, and reduced fixed costs from the closure of one of our manufacturing sites in late 2018.

The EP segment's operating profit in the six months ended June 30, 2019 was $61.2 million, a decrease of $6.0 million, or 8.9%, from $67.2 million in the prior-year period.  The decrease was primarily due to higher input costs, reduced manufacturing efficiency due to lower volumes, expenses related to the Brazilian ICMS tax assessment and the unfavorable impact of foreign currency effects, partially offset by the combined effect of higher average selling prices and mix of products sold and lower SG&A expenses within the segment.

Unallocated expenses in the six months ended June 30, 2019 were $21.9 million compared to $17.7 million in the prior-year period, an increase of $4.2 million, or 23.7%, primarily the result of higher deferred compensation expense and higher IT expense.

Non-Operating Expenses

Interest expense was $22.9 million in the six months ended June 30, 2019, an increase from $12.8 million in the prior-year period and included $7.8 million of interest related to a tax accrual in Brazil as discussed in more detail in Note 13, Commitments and Contingencies. The weighted average effective interest rate on our debt facilities was approximately 4.43% and 3.51% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 compared to the prior-year period, the interest accrual in Brazil and a higher average interest rate as a result of the bond issuance in the third quarter of 2018 were primarily responsible for the increase.

Other expense, net, was $3.3 million during the six months ended June 30, 2019. The $2.5 million increase compared to $0.8 million in Other expense, net, during the six months ended June 30, 2018 was due primarily to the Brazilian ICMS tax Assessment accrual, as discussed in Note 13, Commitments and Contingencies, and higher losses on net currency effects in the six months ended June 30, 2019.

Income Taxes

A $9.6 million provision for income taxes in the six months ended June 30, 2019 resulted in an effective tax rate of 19.8% compared with 25.2% in the prior-year period.  The decrease was primarily due to the favorable mix of earnings by jurisdiction and favorable discrete items in the current year.

Loss from Equity Affiliates

Loss from equity affiliates was $0.9 million in the six months ended June 30, 2019 compared with a loss of $0.8 million during the prior-year period.

Discontinued Operations

Because we closed our Philippines paper mill as previously reported, the results of this mill were reported as discontinued operations for all periods presented. Consequently, this mill's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Loss from discontinued operations was $0.0 million versus a loss of $0.4 million for the six months ended June 30, 2019 and 2018, respectively. The 2018 loss is primarily the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the six months ended June 30, 2019 was $37.9 million, or $1.22 per diluted share, compared with $46.3 million, or $1.50 per diluted share, during the prior-year period.  The decrease in net income was primarily due to lower operating profit in the EP segment, the Brazilian ICMS tax assessment accrual and higher deferred compensation expenses, partially offset by higher operating profit in the AMS segment and a lower provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, sales volume and selling prices of our products, as well as changes in our production volumes, costs, foreign currency exchange rates and working capital. Our liquidity is supplemented by funds available under our New Credit Agreement with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

As of June 30, 2019, $45.1 million of the Company's $87.8 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Requirements

As of June 30, 2019, we had net operating working capital of $213.7 million and cash and cash equivalents of $87.8 million, compared with net operating working capital of $195.2 million and cash and cash equivalents of $93.8 million as of December 31, 2018.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the unaudited condensed consolidated statements of cash flow contained in this report.

Cash Flows from Operating Activities ($ in millions)	Six Months Ended
	June 30, 2019	June 30, 2018
Net income	$37.9	$46.3
Less: Loss from discontinued operations	—	(0.4)
Income from continuing operations	37.9	46.7
Non-cash items included in net income:
Depreciation and amortization	28.9	31.0
Restructuring-related impairment	—	0.2
Deferred income tax provision	(0.7)	2.3
Pension and other postretirement benefits	1.3	2.0
Stock-based compensation	2.5	2.5
Loss (income) from equity affiliates	0.9	0.8
Brazil tax assessment accruals, net (Note 13)	10.9	—
Other items	0.9	1.1
Net changes in operating working capital	(27.6)	(30.7)
Net cash provided by (used in) operating activities of:
Continuing operations	55.0	55.9
Discontinued operations	—	0.2
Net cash provided by operations	$55.0	$56.1

Net cash provided by operations was $55.0 million in the six months ended June 30, 2019 compared with $56.1 million in the prior-year period. Net cash provided by operations decreased primarily due lower net income, partially offset by a $10.9 million non-cash adjustment related to tax assessment accruals in Brazil and a $3.1 million improvement in working capital related cash flows.

Operating Working Capital ($ in millions)	Six Months Ended
	June 30, 2019	June 30, 2018
Changes in operating working capital
Accounts receivable	$(12.2)	$(19.1)
Inventories	(2.6)	(5.4)
Prepaid expenses	(1.9)	(2.1)
Accounts payable	(2.2)	4.5
Accrued expenses	(4.9)	(7.3)
Accrued income taxes	(3.8)	(1.3)
Net changes in operating working capital	$(27.6)	$(30.7)

In the six months ended June 30, 2019, net changes in operating working capital used cash of $27.6 million compared to the prior-year period, in which net changes in operating working capital used cash of $30.7 million.

Cash Flows from Investing Activities ($ in millions)	Six Months Ended
	June 30, 2019	June 30, 2018
Capital spending	$(15.2)	$(13.7)
Capitalized software costs	(2.8)	(0.6)
Other	0.8	(0.7)
Cash used for investing	$(17.2)	$(15.0)

Cash used for investing activities during the six months ended June 30, 2019 was $17.2 million, compared to $15.0 million in the prior-year period, and consisted primarily of capital spending in both periods. the Company has increased its investments in capacity in AMS as well as IT systems to support growth initiatives.

Cash Flows from Financing Activities ($ in millions)	Six Months Ended
	June 30, 2019	June 30, 2018
Cash dividends paid to SWM stockholders	$(27.2)	$(26.4)
Net repayments of short-term and long-term debt	(15.3)	(42.2)
Purchases of common stock	(1.0)	(2.7)
Cash (used in) provided by financing	$(43.5)	$(71.3)

During the six months ended June 30, 2019, financing activities consisted of $27.2 million in cash paid for dividends declared to SWM stockholders in the first six months of 2019, $15.3 million in net repayments on short-term and long-term debt and share repurchases of $1.0 million. In the prior-year period, financing activities consisted of $26.4 million in cash paid for dividends declared to SWM stockholders in the first six months of 2018, $42.2 million in net repayments on short-term and long-term debt and share repurchases of $2.7 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 7, 2019, we announced a cash dividend of $0.44 per share payable on September 20, 2019 to stockholders of record as of August 23, 2019. The covenants contained in our Indenture and New Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 11. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2019, we repurchased and retired 25,145 shares of our common stock at a cost of $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2018, we repurchased and retired 67,337 shares of our common stock for $2.7 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Six Months Ended
	June 30, 2019	June 30, 2018
Changes in short-term debt	$(0.1)	$(1.5)
Proceeds from issuances of long-term debt	0.1	0.8
Payments on long-term debt	(15.3)	(41.5)
Net repayments of borrowings	$(15.3)	$(42.2)

Net repayments on borrowings were $15.3 million during the six months ended June 30, 2019.

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

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “New Credit Agreement”), which replaced the Company’s then-existing senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the New Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the New Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Unused borrowing capacity under the New Credit Agreement was $431.6 million as of June 30, 2019. We also had availability under our bank overdraft facilities of $6.1 million as of June 30, 2019.

The Company was in compliance with all of its covenants under the Indenture and New Credit Agreement at June 30, 2019. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the New Credit Agreement, at June 30, 2019 and December 31, 2018 were 51.4% and 52.7%, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

•
The impact of the withdrawal of the United Kingdom from the European Union ("Brexit"), with or without an agreement between these two parties, including but not limited to transportation disruptions, supply disruptions, the ability of our personnel to move freely to and from the UK, Brexit-related tariffs, and other factors;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2019 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 20. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

As of June 30, 2019, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2019	24,372	$37.59	—	$—	$—
April 1-30, 2019	357	38.95
May 1-31, 2019	416	31.32	—	—	—
June 1-30, 2019	—	—	—	—	—
Total Year-to-Date 2019	25,145	$37.51	—	$—	$—

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
10.1	Letter of Agreement with Michel Fievez regarding SWM Transition Incentive Compensation
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 7, 2019

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

August 7, 2019

GLOSSARY OF TERMS

The following are definitions of certain terms that may be used in this Quarterly Report on Form 10-Q filing:

•	"Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.

•
"Net debt to Adjusted EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted cash and cash equivalents and "Adjusted EBITDA" is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, restructuring and impairment charges, income or loss from discontinued operations, and certain other non-cash charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.

•	"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.

•	"Net operating working capital" is accounts receivable, inventory, income taxes receivable assets held for sale and prepaid expense, less accounts payable, accrued expenses and income taxes payable.

•	"Polyurethane" is a polymer composed of organic units joined by carbamate (urethane) links.

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