Form 10-Q
period 2019-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2019-11-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	September 30, 2019
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 30,896,661 shares of common stock issued and outstanding as of November 4, 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$256.4	$260.3	$784.3	$792.6
Cost of products sold	184.2	195.0	565.2	577.9
Gross profit	72.2	65.3	219.1	214.7

Selling expense	8.6	8.9	25.8	27.2
Research expense	3.1	3.6	10.1	11.8
General expense	24.3	21.3	72.0	66.1
Total nonmanufacturing expenses	36.0	33.8	107.9	105.1

Restructuring and impairment expense	1.6	0.4	2.0	1.4
Operating profit	34.6	31.1	109.2	108.2
Interest expense	6.7	7.3	29.6	20.1
Other income (expense), net	1.7	11.2	(1.6)	10.4
Income from continuing operations before income taxes and income from equity affiliates	29.6	35.0	78.0	98.5

Provision (benefit) for income taxes	3.2	(5.6)	12.8	10.4
Income (loss) from equity affiliates, net of income taxes	1.3	0.3	0.4	(0.5)
Income from continuing operations	27.7	40.9	65.6	87.6
Income (loss) from discontinued operations	—	0.1	—	(0.3)
Net income	$27.7	$41.0	$65.6	$87.3

Net income per share - basic:
Income per share from continuing operations	$0.90	$1.33	$2.13	$2.85
(Loss) per share from discontinued operations	—	—	—	(0.01)
Net income per share – basic	$0.90	$1.33	$2.13	$2.84

Net income per share – diluted:
Income per share from continuing operations	$0.90	$1.33	$2.12	$2.84
(Loss) per share from discontinued operations	—	—	—	(0.01)
Net income per share – diluted	$0.90	$1.33	$2.12	$2.83

Weighted average shares outstanding:

Basic	30,662,800	30,569,600	30,648,400	30,541,600

Diluted	30,831,900	30,722,800	30,804,700	30,683,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$27.7	$41.0	$65.6	$87.3
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(10.2)	(2.8)	(7.1)	(24.8)
Less: Reclassification adjustment for realized translation adjustments	(0.3)	(0.2)	(0.7)	(0.6)

Unrealized (losses) gains on derivative instruments	(0.6)	0.4	0.7	0.7
Less: Reclassification adjustment for gains on derivative instruments included in net income	(2.4)	(0.8)	(5.1)	(2.4)

Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.1	0.8	1.6	2.3
Other comprehensive (loss)	(13.4)	(2.6)	(10.6)	(24.8)
Comprehensive income	$14.3	$38.4	$55.0	$62.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$84.9	$93.8
Accounts receivable, net	156.9	154.6
Inventories	149.4	151.5
Income taxes receivable	10.2	12.2
Assets held for sale	12.0	12.0
Other current assets	5.5	5.1
Total current assets	418.9	429.2

Property, plant and equipment, net	320.0	340.3
Deferred income tax benefits	4.1	0.3
Investment in equity affiliates	47.3	51.9
Goodwill	335.8	338.1
Intangible assets	254.5	272.8
Other assets	69.6	33.9
Total assets	$1,450.2	$1,466.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$1.9	$3.3
Accounts payable	64.1	65.7
Income taxes payable	1.1	1.6
Accrued expenses and other current liabilities	77.4	72.9
Total current liabilities	144.5	143.5

Long-term debt	559.7	618.8
Long-term income tax payable	25.6	27.0
Pension and other postretirement benefits	28.0	28.2
Deferred income tax liabilities	46.9	48.0
Other liabilities	70.7	43.1
Total liabilities	875.4	908.6
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 30,896,000 and 30,771,244 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3.1	3.1
Additional paid-in-capital	75.1	71.1
Retained earnings	631.7	608.2
Accumulated other comprehensive loss, net of tax	(135.1)	(124.5)
Total stockholders’ equity	574.8	557.9
Total liabilities and stockholders’ equity	$1,450.2	$1,466.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2018	30,754,759	$3.1	$68.8	$582.2	$(111.6)	$542.5
Net income	—	—	—	41.0	—	41.0
Other comprehensive (loss), net of tax	—	—	—	—	(2.6)	(2.6)
Dividends declared ($0.43 per share)	—	—	—	(13.3)	—	(13.3)
Restricted stock issuances, net	14,663	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.1	—	—	1.1
Stock issued to directors as compensation	972	—	0.1	—	—	0.1
Purchases and retirement of common stock	(2,421)	—	—	(0.1)	—	(0.1)
Balance, September 30, 2018	30,767,973	$3.1	$70.0	$609.8	$(114.2)	$568.7

Balance, June 30, 2019	30,894,598	$3.1	$73.6	$617.6	$(121.7)	$572.6
Net income	—	—	—	27.7	—	27.7
Other comprehensive (loss), net of tax	—	—	—	—	(13.4)	(13.4)
Dividends declared ($0.44 per share)	—	—	—	(13.6)	—	(13.6)
Restricted stock issuances, net	914	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.5	—	—	1.5
Stock issued to directors as compensation	640	—	—	—	—	—
Purchases and retirement of common stock	(152)	—	—	—	—	—
Balance, September 30, 2019	30,896,000	$3.1	$75.1	$631.7	$(135.1)	$574.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of changes in accounting standards	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	87.3	—	87.3
Other comprehensive (loss), net of tax	—	—	—	—	(24.8)	(24.8)
Dividends declared ($1.29 per share)	—	—	—	(39.7)	—	(39.7)
Restricted stock issuances, net	122,817	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.5	—	—	3.5
Stock issued to directors as compensation	3,615	—	0.2	—	—	0.2
Purchases and retirement of common stock	(69,758)	—	—	(2.8)	—	(2.8)
Balance, September 30, 2018	30,767,973	$3.1	$70.0	$609.8	$(114.2)	$568.7

Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of changes in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	65.6	—	65.6
Other comprehensive (loss), net of tax	—	—	—	—	(10.6)	(10.6)
Dividends declared ($1.32 per share)	—	—	—	(40.8)	—	(40.8)
Restricted stock issuances, net	147,019	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.9	—	—	3.9
Stock issued to directors as compensation	3,034	—	0.1	—	—	0.1
Purchases and retirement of common stock	(25,297)	—	—	(1.0)	—	(1.0)
Balance, September 30, 2019	30,896,000	$3.1	$75.1	$631.7	$(135.1)	$574.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating
Net income	$65.6	$87.3
Less: Loss from discontinued operations	—	(0.3)
Income from continuing operations	65.6	87.6
Non-cash items included in net income:
Depreciation and amortization	43.4	46.8
Restructuring-related impairment	—	0.2
Deferred income tax	(2.2)	3.0
Pension and other postretirement benefits	2.1	2.8
Stock-based compensation	4.0	3.7
(Income) loss from equity affiliates	(0.4)	0.5
Brazil tax assessment accruals, net (Note 13)	10.9	—
Long-term income tax payable	—	(12.0)
Change in fair value of contingent consideration	—	(10.2)
Cash dividends received from equity affiliates	2.6	2.0
Other items	2.0	(0.1)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(4.6)	(23.7)
Inventories	(1.8)	(3.2)
Prepaid expenses	(0.4)	(0.3)
Accounts payable	2.3	1.7
Accrued expenses and other current liabilities	(1.4)	(4.3)
Accrued income taxes	(3.2)	(1.5)
Net changes in operating working capital	(9.1)	(31.3)
Net cash provided by operating activities of:
Continuing operations	118.9	93.0
Discontinued operations	—	0.2
Net cash provided by operations	118.9	93.2
Investing
Capital spending	(20.0)	(19.8)
Capitalized software costs	(3.9)	(1.1)
Other investing	1.1	2.6
Net cash used in investing	(22.8)	(18.3)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Financing
Cash dividends paid to SWM stockholders	(40.8)	(39.7)
Changes in short-term debt	(0.1)	(1.4)
Proceeds from issuances of long-term debt	0.1	636.1
Payments on long-term debt	(60.9)	(676.9)
Purchases of common stock	(1.0)	(2.8)
Payments for debt issuance costs	—	(3.4)
Net cash used in financing	(102.7)	(88.1)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(3.2)
Decrease in cash and cash equivalents	(8.9)	(16.4)
Cash and cash equivalents at beginning of period	93.8	106.9
Cash and cash equivalents at end of period	$84.9	$90.5

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$17.6	$20.6
Cash paid for taxes, net	$17.1	$20.6
Change in capital spending in accounts payable and accrued liabilities	$2.9	$0.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc. ("SWM," "we," or the "Company"), headquartered in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. The Company maintains two operating product line segments: Advanced Materials & Structures and Engineered Papers.

The Advanced Materials & Structures ("AMS") segment produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, construction and infrastructure, transportation, industrial and medical end-markets.

The Engineered Papers ("EP") segment primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products ("Recon"). Traditional reconstituted tobacco leaf ("RTL") is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as low ignition propensity ("LIP") cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage and industrial commodity paper grades.

We conduct business in over 90 countries and operate 22 production locations worldwide, with locations in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd. ("CTM"), produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), produces RTL.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods including the results of a business reclassified as a discontinued operation which is more fully described in Note 5. Discontinued Operations.

The results of operations for the three or nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements." The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently finalizing the analysis on the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain product sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration.  We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within sales and marketing expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	Three Months Ended
	September 30, 2019			September 30, 2018
	AMS	EP	Total	AMS	EP	Total
Product revenues	$122.7	$116.0	$238.7	$117.9	$124.2	$242.1
Materials conversion revenues	2.3	12.9	15.2	1.9	13.9	15.8
Other revenues	1.1	1.4	2.5	1.0	1.4	2.4
Total revenues (1)	$126.1	$130.3	$256.4	$120.8	$139.5	$260.3
(1) Revenues include net hedging gains and losses for the three months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	AMS	EP	Total	AMS	EP	Total
Product revenues	$362.9	$365.5	$728.4	$346.9	$378.6	$725.5
Materials conversion revenues	6.2	41.6	47.8	10.3	50.1	60.4
Other revenues	4.2	3.9	8.1	2.9	3.8	6.7
Total revenues (1)	$373.3	$411.0	$784.3	$360.1	$432.5	$792.6
(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2019 and 2018.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	September 30, 2019			September 30, 2018
	AMS	EP	Total	AMS	EP	Total
United States	$87.8	$44.1	$131.9	$84.7	$47.0	$131.7
Europe and the former Commonwealth of Independent States	12.1	39.0	51.1	10.0	51.0	61.0
Asia/Pacific (including China)	20.7	22.4	43.1	20.3	17.9	38.2
Latin America	1.8	11.2	13.0	2.1	11.0	13.1
Other foreign countries	3.7	13.6	17.3	3.7	12.6	16.3
Total revenues (1)	$126.1	$130.3	$256.4	$120.8	$139.5	$260.3

(1) Revenues include net hedging gains and losses for the three months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	AMS	EP	Total	AMS	EP	Total
United States	$258.5	$142.4	$400.9	$247.6	$146.7	$394.3
Europe and the former Commonwealth of Independent States	38.7	125.1	163.8	36.5	168.6	205.1
Asia/Pacific (including China)	58.4	70.3	128.7	56.9	57.1	114.0
Latin America	5.3	34.6	39.9	7.8	33.0	40.8
Other foreign countries	12.4	38.6	51.0	11.3	27.1	38.4
Total revenues (1)	$373.3	$411.0	$784.3	$360.1	$432.5	$792.6

(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2019 and 2018.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Other Comprehensive Income

Comprehensive income includes net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other (expense) income, net, or Interest expense in the condensed consolidated statements of income. See Note 12. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB"), liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 14. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	September 30, 2019	December 31, 2018
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.1 million and $11.4 million at September 30, 2019 and December 31, 2018, respectively	$(26.6)	$(28.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.8 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively	(5.0)	(0.6)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $2.6 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively	(103.5)	(95.7)
Accumulated other comprehensive loss	$(135.1)	$(124.5)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$0.7	$(0.6)	$0.1	$1.0	$(0.2)	$0.8
Unrealized (loss) gain on derivative instruments	(4.1)	1.1	(3.0)	(0.4)	—	(0.4)
Unrealized (loss) gain on foreign currency translation	(9.0)	(1.5)	(10.5)	(3.1)	0.1	(3.0)
Total	$(12.4)	$(1.0)	$(13.4)	$(2.5)	$(0.1)	$(2.6)

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$0.9	$0.7	$1.6	$3.2	$(0.9)	$2.3
Unrealized (loss) gain on derivative instruments	(5.6)	1.2	(4.4)	(3.0)	1.3	(1.7)
Unrealized (loss) gain on foreign currency translation	(8.7)	0.9	(7.8)	(23.6)	(1.8)	(25.4)
Total	$(13.4)	$2.8	$(10.6)	$(23.4)	$(1.4)	$(24.8)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Leases

The Company adopted the guidance contained in ASC 842, Leases, on January 1, 2019 using the modified retrospective approach permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. The comparative period presented in the condensed consolidated financial statements for 2018 continue to be presented in accordance with previous GAAP as codified in ASC 840, Leases.

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
Components of right-of-use assets and lease liabilities presented in the balance sheet are as follows ($ in million):

Assets	Classification	September 30, 2019
Operating lease right-of-use assets	Other assets	$22.0
Finance lease right-of-use assets	Property, plant and equipment, net	2.9

Liabilities	Classification	September 30, 2019
Current operating lease obligation	Accrued expenses and other current liabilities	$4.7
Long-term operating lease obligation	Other liabilities	18.5
Total operating lease obligation		$23.2

Current finance lease obligation	Current debt	$0.4
Long-term finance lease obligation	Long-term debt	2.9
Total finance lease obligation		$3.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2019
Assets	Finance	Operating	Total
Land and improvements	$—	$0.1	$0.1
Buildings and improvements	2.9	21.7	24.6
Machinery and equipment	0.6	4.6	5.2
Gross property, plant and equipment	3.5	26.4	29.9
Less: Accumulated depreciation	(0.6)	(4.4)	(5.0)
Right-of-use assets	$2.9	$22.0	$24.9

Components of lease expense incurred by the Company are as follow ($ in millions):

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$—	$0.1
Amortization of right-of-use assets	0.1	0.3
Operating lease cost	1.6	4.7
Short-term lease expense	—	0.2
Total Lease Cost	$1.7	$5.3

The following table represents future contractual lease liabilities for the next five years and thereafter for finance and operating leases ($ in millions):

Maturity of Lease Liabilities	Finance	Operating	Total
Remainder of 2019	$0.1	$1.6	$1.7
2020	0.5	5.8	6.3
2021	0.5	5.1	5.6
2022	0.5	4.0	4.5
2023	0.5	2.8	3.3
2024	0.4	2.3	2.7
Thereafter	1.6	7.1	8.7
Total Lease Payments	$4.1	$28.7	$32.8
Less: Interest	0.8	5.5	6.3
Present Value of Lease Liabilities	$3.3	$23.2	$26.5

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.9
Finance leases	7.7
Weighted-average discount rate
Operating leases	6.49%
Finance leases	5.28%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information (millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	4.7
Operating cash flows from finance leases	0.3
Leased assets obtained in exchange for new finance lease liabilities	0.5
Leased assets obtained in exchange for new operating lease liabilities	3.2

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2018 were as follows ($ in millions):

2019	$5.8
2020	5.0
2021	4.4
2022	3.6
2023	3.0
Thereafter	8.1
Total	$29.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Discontinued Operations

The Company's former paper mill in San Pedro, Philippines has been reported as a discontinued operation since 2013. This operation was previously presented as a component of the EP segment. The physical assets at the Philippines paper mill were sold during the fourth quarter of 2013, and the Company is currently exploring options to sell or lease its remaining net assets. For all periods presented, results of this operation have been removed from each individual line within the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of discontinued operations.

Included in Other current assets, Other assets and Accrued expenses and Other current liabilities within the condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	September 30, 2019	December 31, 2018
Assets of discontinued operations:
Current assets	$0.8	$0.8
Other assets	1.2	1.2

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$—	$—	$—	$—
Other income (expense)	—	0.1	—	(0.3)
Loss from discontinued operations before income taxes	—	0.1	—	(0.3)
Income tax (provision) benefit	—	—	—	—
Loss from discontinued operations	—	0.1	—	(0.3)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator (basic and diluted):
Net income	$27.7	$41.0	$65.6	$87.3
Less: Dividends paid to participating securities	—	(0.1)	(0.2)	(0.2)
Less: Undistributed earnings available to participating securities	(0.1)	(0.2)	(0.2)	(0.4)
Undistributed and distributed earnings available to common stockholders	$27.6	$40.7	$65.2	$86.7

Denominator:
Average number of common shares outstanding	30,662.8	30,569.6	30,648.4	30,541.6
Effect of dilutive stock-based compensation	169.1	153.2	156.3	141.5
Average number of common and potential common shares outstanding	30,831.9	30,722.8	30,804.7	30,683.1

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

	September 30, 2019	December 31, 2018
Raw materials	$53.2	$50.2
Work in process	24.8	22.4
Finished goods	62.3	69.9
Supplies and other	9.1	9.0
Total	$149.4	$151.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2019 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2018	$333.1	$5.0	$338.1
Foreign currency translation adjustments	(2.1)	(0.2)	(2.3)
Goodwill as of September 30, 2019	$331.0	$4.8	$335.8

Note 9. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (AMS)
Customer relationships	$276.3	$63.4	$—	$3.1	$209.8
Developed technology	34.0	10.3	—	0.6	23.1
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	2.2	—	—	0.7
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$77.1	$20.7	$4.0	$234.7

Unamortized Intangible Assets (AMS)
Trade names	$20.0	$—	$0.1	$0.1	$19.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (AMS)
Customer relationships	$276.3	$50.4	$—	$0.7	$225.2
Developed technology	34.0	8.5	—	0.2	25.3
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.7	—	—	1.2
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$61.8	$20.7	$1.2	$252.8

Unamortized Intangible Assets (AMS)
Trade names	$20.0	$—	$0.1	$(0.1)	$20.0

Amortization expense of intangible assets was $5.1 million and $5.2 million for the three months ended September 30, 2019 and 2018, respectively, and $15.3 million and $15.6 million for the nine months ended September 30, 2019 and 2018, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $19.7 million in each of the next five years.

Note 10. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $1.6 million and $0.4 million in the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $1.4 million in the nine months ended September 30, 2019 and 2018, respectively.

In the AMS segment, restructuring and impairment expense was $0.0 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.0 million and $1.2 million in the nine months ended September 30, 2019 and 2018, respectively. In the nine months ended September 30, 2018, restructuring and impairment expense consisted of $0.9 million in severance accruals for employees at our U.S. manufacturing operations, as well as $0.3 million in impairment charges at our U.S. manufacturing operations.

In the EP segment, restructuring and impairment expense was $1.6 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $0.2 million in the nine months ended September 30, 2019 and 2018, respectively. In the nine months ended September 30, 2019, restructuring and impairment expense consisted of $2.0 million in consulting fees and severance accruals for employees at our manufacturing facilities in the U.S., Brazil and France. In the nine months ended September 30, 2018, restructuring and impairment expense consisted of $0.2 million in severance accruals for employees at our manufacturing facilities in France.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended September 30, 2019 and December 31, 2018 are summarized as follows ($ in millions):

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Balance at beginning of year	$1.4	$1.7
Accruals for announced programs	2.0	1.3
Cash payments	(2.7)	(3.3)
Other	—	1.8
Exchange rate impacts	(0.1)	(0.1)
Balance at end of period	$0.6	$1.4

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

In early 2015, the Company made the decision to dispose of the Company's mothballed RTL facility and related equipment in the Philippines. These assets are included in the EP segment. During 2015, the Company reclassified the balance of the equipment, along with the land and building associated with the property, at this location from Property, plant and equipment, net, to Assets held for sale on the condensed consolidated balance sheets. The reclassifications were made for all assets that are expected to be sold within one year of the balance sheet date and, as of September 30, 2019, all of the physical assets of this entity are classified as Assets held for sale, and the Company is currently exploring options to sell or lease its remaining net assets. The Company incurred no impairment charges related to these assets during the nine months ended September 30, 2019 or 2018.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Debt

The components of total debt are summarized in the following table ($ in millions):

	September 30, 2019	December 31, 2018
Revolving credit facility - U.S. dollar borrowings	$19.0	$76.0
Term loan facility	198.0	199.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $7.1 million and $7.6 million at September 30, 2019 and December 31, 2018, respectively	342.9	342.4
French employee profit sharing	4.6	6.6
Finance lease and capital lease obligations, respectively	3.3	4.7
Other	—	0.1
Debt issuance costs	(6.2)	(7.2)
Total debt	561.6	622.1
Less: Current debt	(1.9)	(3.3)
Long-term debt	$559.7	$618.8

Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “New Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the New Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the New Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

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

Under the terms of the New Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the New Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the New Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the New Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg. The Company was in compliance with all of its covenants under the New Credit Agreement at September 30, 2019.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2019.

As of September 30, 2019, the average interest rate was 3.81% on outstanding US Revolving Credit Facility borrowings and 4.06% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.43% and 4.01% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company's total deferred debt issuance costs, net of accumulated amortization, were $6.2 million and $7.2 million, respectively. Amortization expense of $0.9 million and $1.4 million was recorded during the nine months ended September 30, 2019 and 2018, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

Principal Repayments

Under the New Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at September 30, 2019 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of September 30, 2019 ($ in millions):

2019	$0.6
2020	3.2
2021	3.8
2022	3.7
2023	22.2
Thereafter	541.4
Total	$574.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Debt

At September 30, 2019 and December 31, 2018, the fair market value of the Company's 6.875% senior unsecured notes was $371.0 million and $331.6 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2019 and December 31, 2018 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair values are recorded to net income each period.

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of interest rate contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings.

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 11. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain will be amortized on a ratable basis from Accumulated other comprehensive income (loss) into income as interest expense over the remaining term of the interest rate swap. On September 11, 2019, the Company terminated this interest rate swap. Concurrently, on September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the existing credit agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•	September 13, 2019 - December 31, 2020 $185 million notional

•	December 31, 2020 - December 31, 2021 $150 million notional

•	December 31, 2021 - January 31, 2027 $100 million notional

As with the previous interest rate swap, the terms of the swap mirror the terms of the underlying debt, including timing of the payments and interest rates.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 20, 2017, the Company entered into a three year cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €93.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 1.65% per annum and pay to our swap counterparty Euro interest at a fixed rate of -0.18% per annum. On September 11, 2019, SWM entered into an offsetting swap with a major financial institution whose terms perfectly mirrored the January 20, 2017 swap and which economically offset the previous cross-currency swap. At the maturity date of the new swap and the previous swap, January 20, 2020, there will be no cash impact to the Company to settle these instruments as they will perfectly offset each other.

On October 24, 2018, the Company entered into a three year cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €65.4 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 3.6725% per annum. The cross-currency swap will mature on October 1, 2021.

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

On September 11, 2019, the Company entered into a new pay-EUR, receive-USD cross-currency swap arrangement with a major financial institution having a maturity date of April 1, 2023. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €90.9 million at maturity. Under the terms of the new cross-currency swap, SWM will pay a fixed amount of Euro-denominated interest at a rate of 5.638% semiannually and receive USD denominated payments at a rate of 6.875% semiannually on the notional amount of the swap.

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at September 30, 2019 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$4.0	Accrued expenses and other current liabilities	$4.0
Foreign exchange contracts	Other assets	11.3	Other liabilities	3.7
Interest rate contracts	Accounts receivable, net	—	Other liabilities	1.9
Total derivatives designated as hedges		15.3		9.6

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedges		0.1		0.1
Total derivatives		$15.4		$9.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at December 31, 2018 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.0	Accrued expenses and other current liabilities	$1.3
Foreign exchange contracts	Other assets	1.0	Other liabilities	8.8
Interest rate contracts	Other assets	1.8	Other liabilities	—
Total derivatives designated as hedges		4.8		10.1

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accounts payable	—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$4.9		$10.1

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on Accumulated other comprehensive income (loss) and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
	2019	2018	2019	2018		2019	2018	2019	2018
Foreign exchange contracts	$(1.3)	$(0.4)	$(1.5)	$(3.1)	Net sales	$(0.3)	$(0.1)	$(0.9)	$0.6
Foreign exchange contracts	—	(0.4)	0.1	(0.4)	Other income (expense), net	(0.4)	0.1	(0.3)	0.1
Interest rate contracts	0.1	1.2	1.5	4.2	Interest expense	2.5	0.8	5.7	1.7
Total	$(1.2)	$0.4	$0.1	$0.7		$1.8	$0.8	$4.5	$2.4

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and nine months ended September 30, 2019 or 2018, other than those related to the cross-currency swap, noted below.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive income (loss) as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of September 30, 2019, the gain, net of taxes, recognized in Other comprehensive loss on all cross currency swap derivatives was $6.7 million. For the three months ended September 30, 2019 and 2018, respectively, $0.2 million and $0.2 million was reclassified from Accumulated other comprehensive

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income (loss) into income as interest expense and $0.3 million and $0.5 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the nine months ended September 30, 2019 and 2018, respectively, $0.6 million and $0.6 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $1.2 million and $1.4 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Foreign exchange contracts	Other income (expense), net	$(0.1)	$—	$(0.1)	$(2.1)

Note 13. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided Assessment 2 against SWM-B in the amount of approximately $11.6 million. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded an expense sufficient to satisfy this amount in the second quarter of 2019. In the third quarter of 2019, SWM-B reclassified $0.6 million associated with the Raw Materials Assessment to Cost of products sold from interest expense based on additional information received from the Brazilian government. This judgment may be settled over the course of 60 months; however, we have requested that the Court clarify its decision. Until a decision is rendered on our request, we are not obligated to initiate payments. Interest and penalties will continue to accrue until a decision on our request is rendered.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amounts recorded in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2019 related to the above two assessments consist of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Income Statement Classification	(Expense) Benefit	(Expense) Benefit
Cost of products sold[1]	$(0.6)	$(1.5)
Operating profit[1]	(0.6)	(1.5)
Other expense[2]	—	(2.2)
Interest expense[2]	0.6	(7.1)
Income from continuing operations before income taxes	—	(10.8)
Income tax benefit[3]	1.0	4.1
Net income	$1.0	$(6.7)

1Cost of products sold reflects the net of $2.6 million of expense associated with the Raw Materials Assessment and $1.1 million benefit associated with separate litigation against the Brazilian Instituto Nacional do Seguro Social ("INSS"), the Brazilian Social Security Administration, regarding additional assessments of social security contributions charged to the Company in the early 1990s. This benefit is expected to be received in tax credits to be applied against future payments of social security taxes over the following ten to twelve months. Amounts are reflected in Engineered Papers reporting segment in segment disclosures.
2Other expense includes penalties and fees associated with the Raw Materials Assessment. Interest expense relates to the Raw Materials Assessment.
3The Income tax benefit increased as a result of additional information received during the third quarter of 2019.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP", a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court (the "Conselho de Contribuintes")) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments ($4.4 million and $8.0 million, respectively, based on the foreign currency exchange rate at September 30, 2019), and SWM-B is now pursuing challenges to these assessments in the State judicial system. Different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement of these two assessments in the State judicial system. The Conselho de Contribuintes unanimously upheld SWM-B's challenge to the third Electricity Assessment and dismissed this Electricity Assessment on technical grounds after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised Electricity Assessment in the amount of $0.6 million for ICMS on electricity purchased during part of 2013. In August 2018, the State filed a fourth Electricity Assessment in the amount of $9.1 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these recent assessments in the first-level administrative court on the same grounds as the older cases. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the last two Electricity Assessments. SWM-B plans to appeal these rulings to the full bench of the Conselho de Contribuintes.  The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B believes that the Electricity Assessments will ultimately be resolved in its favor. No liability has been recorded in our condensed consolidated financial statements for these assessments based on our evaluation of these matters under the facts and law as presently understood. The Company can give no assurance as to the ultimate outcome of such proceedings.

Europe

The Company's European subsidiaries are parties from time to time to litigation, usually (but not always) related to labor matters. There are approximately 19 such cases pending. In accordance with US GAAP, the Company has recorded

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on its balance sheet an amount that it believes is adequate as a contingency against probable future losses. There can be no assurance, however, that any losses that might be incurred will be in an amount equal to or less than the amount recorded or that the Company will not have losses in respect of litigation in which no reserve has been taken.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or nine months ended September 30, 2019 and 2018 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$0.3	$0.2	$—	$—
Interest cost	1.2	1.0	0.1	0.1	—	—
Expected return on plan assets	(1.5)	(1.5)	(0.1)	—	—	—
Amortizations and other	0.5	0.7	0.2	0.2	—	0.1
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5	$—	$0.1

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$0.8	$0.8	$—	$—
Interest cost	3.5	3.2	0.3	0.3	—	—
Expected return on plan assets	(4.4)	(4.4)	(0.1)	(0.1)	—	—
Amortizations and other	1.5	2.4	0.6	0.6	—	0.2
Net periodic benefit cost	$0.6	$1.2	$1.6	$1.6	$—	$0.2

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the condensed consolidated statements of income. During the fiscal year ending December 31, 2019, the Company expects to recognize approximately $2.0 million of amortization in Accumulated other comprehensive income (loss) related to its U.S. pension and OPEB plans and approximately $0.8 million for its French pension plans.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted into law effective January 1, 2018. The new legislation contains several key tax provisions that affected the Company, which include but are not limited to a one-time deemed repatriation tax on post-1986 accumulated earnings and profits of the undistributed earnings of foreign subsidiaries (“transition tax”), a reduction of the federal corporate income tax rate from 35% to 21%, and other U.S. reform items. Due to the timing and significance of the Tax Act, the Securities and Exchange Commission issued

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provided a measurement period of up to one year through December 31, 2018 to report the impact of the new US tax law. In 2018, the Company decreased its provisional estimates of transition tax, related currency implications, state taxes and deferred tax rate change effect of the new law by $13.9 million, of which $13.0 million was recorded during the three months ended September 30, 2018. The reduction from the provisional 2017 amounts were primarily due to further transition tax analysis of accumulated earnings and foreign taxes paid. As of December 31, 2018, the Company had completed its accounting for the tax effects of the Tax Act.
Prior to the passage of the Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. As a result of the Tax Act, the Company has significant previously taxed income from its foreign subsidiaries, as a result of transition tax, that is generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a dividends received deduction. Therefore, the Company does not intend to assert indefinite reinvestment on future cash earnings. While the Company will have to provide for withholding taxes and U.S. state taxes on the future earnings, these amounts are not expected to be significant.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2019 or 2018.

The Company's effective tax rate from continuing operations was 10.8% and (16.0)% for the three months ended September 30, 2019 and 2018, respectively. The 10.8% in the three months ended September 30, 2019, was lower than our full year rate primarily due to favorable discrete adjustments recorded in the period, while the prior-year (16.0%) rate included a favorable one-time transition tax adjustment. The Company's effective tax rate from continuing operations was 16.4% and 10.6% for the nine months ended September 30, 2019 and 2018, respectively. The 16.4% rate in the current nine-month period was impacted by favorable discrete items, while the prior-year 10.6% rate included a favorable one-time transition tax adjustment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Advanced Materials & Structures	$126.1	49.2%	$120.8	46.4%	$373.3	47.6%	$360.1	45.4%
Engineered Papers	130.3	50.8	139.5	53.6	411.0	52.4	432.5	54.6
Total Consolidated	$256.4	100.0%	$260.3	100.0%	$784.3	100.0%	$792.6	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Advanced Materials & Structures	$19.3	55.8%	$11.9	38.3%	$54.6	50.0%	$39.5	36.5%
Engineered Papers	27.3	78.9	27.5	88.4	88.5	81.0	94.7	87.5
Unallocated	(12.0)	(34.7)	(8.3)	(26.7)	(33.9)	(31.0)	(26.0)	(24.0)
Total Consolidated	$34.6	100.0%	$31.1	100.0%	$109.2	100.0%	$108.2	100.0%

($ in millions)	Segment Assets
	September 30, 2019	December 31, 2018
Advanced Materials & Structures	$765.3	$796.1
Engineered Papers	502.5	527.4
Unallocated	182.4	143.0
Total Consolidated	$1,450.2	$1,466.5

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

SUMMARY

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30,		Percent of Net Sales		September 30,		Percent of Net Sales
	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$256.4	$260.3	100.0%	100.0%	$784.3	$792.6	100.0%	100.0%
Gross profit	72.2	65.3	28.2	25.1	219.1	214.7	27.9	27.1
Restructuring & impairment expense	1.6	0.4	0.6	0.2	2.0	1.4	0.3	0.2
Operating profit	34.6	31.1	13.5	11.9	109.2	108.2	13.9	13.7
Interest expense	6.7	7.3	2.6	2.8	29.6	20.1	3.8	2.5
Income from continuing operations	27.7	40.9	10.8	15.7	65.6	87.6	8.4	11.1
Income (loss) from discontinued operations	—	0.1	—	—	—	(0.3)	—	—
Net income	$27.7	$41.0	10.8%	15.8%	$65.6	$87.3	8.4%	11.0%
Diluted earnings per share from continuing operations	$0.90	$1.33			$2.12	$2.84
Diluted earnings per share	$0.90	$1.33			$2.12	$2.83
Cash provided by operations	$63.9	$37.1			$118.9	$93.2
Capital spending	$4.8	$6.1			$20.0	$19.8

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Net Sales
($ in millions)

	Three Months Ended
	September 30, 2019	September 30, 2018	Change	Percent Change
Advanced Materials & Structures	$126.1	$120.8	$5.3	4.4%
Engineered Papers	130.3	139.5	(9.2)	(6.6)
Total	$256.4	$260.3	$(3.9)	(1.5)%

Net sales were $256.4 million in the three months ended September 30, 2019 compared with $260.3 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes due to net foreign currency impacts	$(3.4)	(1.3)%
Changes in volume, product mix and selling prices	(0.5)	(0.2)
Total	$(3.9)	(1.5)%

AMS segment net sales were $126.1 million for the three months ended September 30, 2019 compared to $120.8 million during the prior-year period. The increase of $5.3 million or 4.4% was primarily due to strong growth in transportation and filtration products.

EP segment net sales during the three months ended September 30, 2019 of $130.3 million decreased by $9.2 million, or 6.6%, versus net sales of $139.5 million in the prior-year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of lower sales volume and the negative impact of unfavorable foreign currency movements, offset by the combined improvement in average selling prices and mix of products sold.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Net sales	$256.4	$260.3	$(3.9)	(1.5)%	100.0%	100.0%
Cost of products sold	184.2	195.0	(10.8)	(5.5)	71.8	74.9
Gross profit	$72.2	$65.3	$6.9	10.6%	28.2%	25.1%

Gross profit increased by $6.9 million during the three months ended September 30, 2019 to $72.2 million versus the prior-year period of $65.3 million. AMS gross profit increased by $6.8 million, primarily due to higher sales, lower resin input costs, reduced fixed costs and improved manufacturing efficiencies. In the EP segment, gross profit increased by $0.1 million, primarily due to positive price/mix movements within the portfolio, improved manufacturing performance, and lower wood pulp input costs, offset by the negative impact of lower volumes and unfavorable foreign currency movements.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Selling expense	$8.6	$8.9	$(0.3)	(3.4)%	3.4%	3.4%
Research expense	3.1	3.6	(0.5)	(13.9)	1.2	1.4
General expense	24.3	21.3	3.0	14.1	9.4	8.2
Nonmanufacturing expenses	$36.0	$33.8	$2.2	6.5%	14.0%	13.0%

Nonmanufacturing expenses in the three months ended September 30, 2019 increased by $2.2 million to $36.0 million from $33.8 million in the prior-year period, primarily due to higher deferred compensation expense and higher IT expense.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Advanced Materials & Structures	$—	$0.4	$(0.4)	(100.0)%	—%	0.3%
Engineered Papers	1.6	—	1.6	N/A	1.2	—
Unallocated expenses	—	—	—	N/A
Total	$1.6	$0.4	$1.2	300.0%	0.6%	0.2%

The Company incurred total restructuring and impairment expense of $1.6 million and $0.4 million in the three months ended September 30, 2019 and 2018, respectively. In the 2019 period, the restructuring expense primarily related to $1.6 million in consulting fees and severance accruals for employees at our EP manufacturing operations in the U.S., Brazil and France.

In the 2018 period, the restructuring expense primarily related to $0.3 million in severance accruals for employees at our AMS manufacturing operations in the U.S.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Advanced Materials & Structures	$19.3	$11.9	$7.4	62.2%	15.3%	9.9%
Engineered Papers	27.3	27.5	(0.2)	(0.7)	21.0	19.7
Unallocated expenses	(12.0)	(8.3)	(3.7)	(44.6)
Total	$34.6	$31.1	$3.5	11.3%	13.5%	11.9%

Operating profit was $34.6 million in the three months ended September 30, 2019 compared with $31.1 million during the prior-year period.

The AMS segment's operating profit in the three months ended September 30, 2019 was $19.3 million compared to $11.9 million in the prior-year period. The increase of $7.4 million, or 62.2%, was primarily due to higher sales, lower raw materials costs, and improved manufacturing efficiencies.

The EP segment's operating profit in the three months ended September 30, 2019 was $27.3 million, a decrease of $0.2 million, or 0.7%, from $27.5 million in the prior-year period.  The decrease was primarily due to lower volumes and higher restructuring costs, partially offset by the combination of favorable pricing and mix of products sold, improved manufacturing performance, SG&A reductions, and lower wood pulp input costs.

Unallocated expenses in the three months ended September 30, 2019 were $12.0 million compared to $8.3 million in the prior-year period, an increase of $3.7 million, or 44.6%, primarily due to higher deferred compensation expense and higher IT expense.

Non-Operating Expenses

Interest expense was $6.7 million in the three months ended September 30, 2019, a decrease from $7.3 million in the prior-year period and included a $0.6 million reclassification related to a tax accrual in Brazil as discussed in Note 13, Commitments and Contingencies.  The decrease in interest expense was due to the reclassification of the Brazilian tax accrual at the end of the third quarter in 2019 compared to the same period last year. The weighted average effective interest rate on our debt facilities was approximately 4.43% and 5.01% for the three months ended September 30, 2019 and 2018, respectively.

Other income, net, was $1.7 million during the three months ended September 30, 2019, a decrease of $9.5 million compared to $11.2 million during the three months ended September 30, 2018. The decrease from the prior year is primarily due to the $10.2 million decrease in the fair value of the contingent consideration liability, recorded in the third quarter of 2018, related to the Conwed acquisition in 2018.

Income Taxes

A $3.2 million provision for income taxes in the three months ended September 30, 2019 resulted in an effective tax rate of 10.8%, which included favorable discrete items to bring the Company's year-to-date effective tax rate to 16.4%. The 10.8% compares with (16.0)% in the prior-year quarter, when the Company recorded a favorable one-time transition tax adjustment.

Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $1.3 million in the three months ended September 30, 2019 compared with income of $0.3 million during the prior-year period.

Net Income and Income per Share

Net income in the three months ended September 30, 2019 was $27.7 million, or $0.90 per diluted share, compared with $41.0 million, or $1.33 per diluted share, during the prior-year period.  The decrease in net income was primarily due to a $13.0 million, or $0.43 per diluted share favorable transition tax adjustment and a $10.2 million, or $0.25 per diluted share benefit as a result of the decrease in fair value of the Conwed contingent liability in the same period in the prior year. Net income in the three months ended September 30, 2019 includes higher deferred compensation expenses and higher IT expenses compared to the same period in the prior year. These items were partially offset by the increase in AMS segment net sales and by operating profit growth of $3.5 million.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net Sales
($ in millions)

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change	Percent Change
Advanced Materials & Structures	$373.3	$360.1	$13.2	3.7%
Engineered Papers	411.0	432.5	(21.5)	(5.0)
Total	$784.3	$792.6	$(8.3)	(1.0)%

Net sales were $784.3 million in the nine months ended September 30, 2019 compared with $792.6 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$8.8	1.1%
Changes due to net foreign currency impacts	(17.2)	(2.1)
Changes due to royalties	0.1	—
Total	$(8.3)	(1.0)%

AMS segment net sales were $373.3 million for the nine months ended September 30, 2019 compared to $360.1 million during the prior-year period. The increase of $13.2 million or 3.7% was due primarily to strong growth in transportation, filtration, and medical products.

EP segment net sales during the nine months ended September 30, 2019 of $411.0 million decreased by $21.5 million versus net sales of $432.5 million in the prior-year period.  The decrease in net sales was primarily the result of the negative impact of unfavorable foreign currency movements and lower sales volume, partially offset by the combined improvement in average selling prices and mix of products sold.

Gross Profit
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Net sales	$784.3	$792.6	$(8.3)	(1.0)%	100.0%	100.0%
Cost of products sold	565.2	577.9	(12.7)	(2.2)	72.1	72.9
Gross profit	$219.1	$214.7	$4.4	2.0%	27.9%	27.1%

Gross profit increased by $4.4 million during the nine months ended September 30, 2019 to $219.1 million versus the prior-year period of $214.7 million. AMS gross profit increased by $11.9 million, primarily due to higher sales, lower resin input costs, reduced fixed costs and improved manufacturing efficiencies. In the EP segment, gross profit decreased by $7.5 million, primarily due to the unfavorable impact of foreign currency effects, lower sales volumes and higher input costs, partially offset by the combined effect of higher average selling prices and mix of products sold.

Nonmanufacturing Expenses
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Selling expense	$25.8	$27.2	$(1.4)	(5.1)%	3.3%	3.4%
Research expense	10.1	11.8	(1.7)	(14.4)	1.3	1.5
General expense	72.0	66.1	5.9	8.9	9.2	8.4
Nonmanufacturing expenses	$107.9	$105.1	$2.8	2.7%	13.8%	13.3%

Nonmanufacturing expenses in the nine months ended September 30, 2019 increased by $2.8 million to $107.9 million from $105.1 million in the prior-year period, primarily due to higher deferred compensation expense and higher IT expense.

Restructuring and Impairment Expense
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Advanced Materials & Structures	$—	$1.2	$(1.2)	(100.0)%	—%	0.3%
Engineered Papers	2.0	0.2	1.8	900.0	0.5	—
Unallocated expenses	—	—	—	N/A
Total	$2.0	$1.4	$0.6	42.9%	0.3%	0.2%

The Company incurred total restructuring and impairment expense of $2.0 million in the nine months ended September 30, 2019 compared with $1.4 million in the nine months ended September 30, 2018. In the 2019 period, the restructuring expense primarily related to $2.0 million in consulting fees and severance accruals for employees at our manufacturing operations in the U.S., Brazil and France.

In the comparable 2018 period, the restructuring expense primarily related to $1.1 million in severance accruals for employees at our EP and AMS manufacturing operations in the U.S. and France, as well as an asset impairment charge of $0.3 million on equipment in our U.S. AMS manufacturing operations.

Operating Profit
($ in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2019	September 30, 2018	Change		2019	2018
Advanced Materials & Structures	$54.6	$39.5	$15.1	38.2%	14.6%	11.0%
Engineered Papers	88.5	94.7	(6.2)	(6.5)	21.5	21.9
Unallocated expenses	(33.9)	(26.0)	(7.9)	(30.4)
Total	$109.2	$108.2	$1.0	0.9%	13.9%	13.7%

Operating profit was $109.2 million in the nine months ended September 30, 2019 compared with $108.2 million during the prior-year period.

The AMS segment's operating profit in the nine months ended September 30, 2019 was $54.6 million compared to $39.5 million in the prior-year period. The increase of $15.1 million, or 38.2%, was primarily due to higher sales, lower resin input costs, reduced fixed costs and improvements in SG&A.

The EP segment's operating profit in the nine months ended September 30, 2019 was $88.5 million, a decrease of $6.2 million, or 6.5%, from $94.7 million in the prior-year period.  The decrease was primarily due to lower sales volume, expenses related to the Brazilian ICMS tax assessment, the unfavorable impact of foreign currency effects and higher input costs, partially offset by the combined effect of higher average selling prices and mix of products sold and lower SG&A expenses within the segment.

Unallocated expenses in the nine months ended September 30, 2019 were $33.9 million compared to $26.0 million in the prior-year period, an increase of $7.9 million, or 30.4%, primarily the result of higher deferred compensation expense and higher IT expense.

Non-Operating Expenses

Interest expense was $29.6 million in the nine months ended September 30, 2019, an increase from $20.1 million in the prior-year period and included $7.1 million of interest related to a tax accrual in Brazil as discussed in more detail in Note 13, Commitments and Contingencies. The weighted average effective interest rate on our debt facilities was approximately 4.43% and 4.01% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 compared to the prior-year period, the interest accrual in Brazil and a higher average interest rate as a result of the bond issuance in the third quarter of 2018 were primarily responsible for the increase.

Other expense, net, was $1.6 million during the nine months ended September 30, 2019, a decrease of $12.0 million compared to $10.4 million in Other income, net, during the nine months ended September 30, 2018. This decrease was primarily due to the $10.2 million decrease in the fair value of the contingent liability related to the Conwed acquisition during the nine months ended September 30, 2018 and the $2.2 million accrual in the nine months ended September 30, 2019 related to penalties and fees associated with the Brazilian ICMS Tax Assessment, as discussed in Note 13. Commitments and Contingencies.

Income Taxes

A $12.8 million provision for income taxes in the nine months ended September 30, 2019 resulted in an effective tax rate of 16.4% compared with 10.6% in the prior-year period.  The prior-year period included significant net favorable impacts of the one-time transition tax adjustment.

Income (loss) from Equity Affiliates

Income from equity affiliates was $0.4 million in the nine months ended September 30, 2019 compared with a loss of $0.5 million during the prior-year period.

Net Income and Income per Share

Net income in the nine months ended September 30, 2019 was $65.6 million, or $2.12 per diluted share, compared with $87.3 million, or $2.83 per diluted share, during the prior-year period.  The decrease in net income was primarily due to a $13.0 million, or $0.43 per diluted share favorable transition tax adjustment and a $10.2 million, or $0.25 per diluted share benefit as a result of the decrease in fair value of the Conwed contingent liability in the same period in the prior year. Net income in the nine months ended September 30, 2019 includes higher deferred compensation expenses and higher IT expenses compared to the same period in the prior year. These items were partially offset by the increase in AMS segment net sales and by a slight increase in operating profit.

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

As of September 30, 2019, $65.1 million of the Company's $84.9 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Requirements

As of September 30, 2019, we had net operating working capital of $191.4 million and cash and cash equivalents of $84.9 million, compared with net operating working capital of $195.2 million and cash and cash equivalents of $93.8 million as of December 31, 2018.  These changes primarily reflect the impacts of changes in currency exchange rates, net repayments of debt and changes in operating working capital presented on the condensed consolidated statements of cash flow contained in this report.

Net cash provided by operations was $118.9 million in the nine months ended September 30, 2019 compared with $93.2 million in the prior-year period. Net cash provided by operations increased primarily due to a $22.2 million improvement in working capital related cash flows, primarily favorable changes in accounts receivable balances compared to prior year.

In the nine months ended September 30, 2019, net changes in operating working capital used cash of $9.1 million compared to the prior-year period, in which net changes in operating working capital used cash of $31.3 million. This change in working capital outflows compared to the nine months ended September 30, 2018 was primarily driven by increased cash flows related to lower Accounts receivable and Accrued expenses and other current liabilities.

Cash used for investing activities during the nine months ended September 30, 2019 was $22.8 million, compared to $18.3 million in the prior-year period, and consisted primarily of capital spending in both periods. The Company has increased its investments in capacity in AMS as well as IT systems to support growth initiatives.

During the nine months ended September 30, 2019, financing activities consisted of $60.9 million in net repayments on short-term and long-term debt, $40.8 million in cash paid for dividends declared to SWM stockholders in the first nine months of 2019 and share repurchases of $1.0 million. In the prior-year period, financing activities consisted of $42.2 million in net repayments on short-term and long-term debt, $39.7 million in cash paid for dividends declared to SWM stockholders in the first nine months of 2018, $3.4 million in payments for debt issuance costs and share repurchases of $2.8 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 4, 2019, we announced a cash dividend of $0.44 per share payable on December 20, 2019 to stockholders of record as of November 29, 2019. The covenants contained in our Indenture and New Credit Agreement (as defined below) require that we maintain certain financial ratios, as disclosed in Note 11. Debt, of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2019, we repurchased and retired 25,297 shares of our common stock at a cost of $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2018, we repurchased and retired 69,758 shares of our common stock for $2.8 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Nine Months Ended
	September 30, 2019	September 30, 2018
Changes in short-term debt	$(0.1)	$(1.4)
Proceeds from issuances of long-term debt	0.1	636.1
Payments on long-term debt	(60.9)	(676.9)
Net repayments of borrowings	$(60.9)	$(42.2)

Net repayments on borrowings were $60.9 million during the nine months ended September 30, 2019.

Unused borrowing capacity under the New Credit Agreement was $476.8 million as of September 30, 2019. We also had availability under our bank overdraft facilities of $6.1 million as of September 30, 2019.

The Company was in compliance with all of its covenants under the Indenture and New Credit Agreement at September 30, 2019. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the New Credit Agreement, at September 30, 2019 and December 31, 2018 were 49.4% and 52.7%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2019 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2019, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2019	24,372	$37.59	—	$—	$—
April 1 - June 30, 2019	773	34.84
July 1-31, 2019	152	33.33
August 1-31, 2019	—	—	—	—	—
September 1-30, 2019	—	—	—	—	—
Total Year-to-Date 2019	25,297	$37.48	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 4, 2019

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

November 4, 2019

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

•
"Net operating working capital" is accounts receivable, inventory, income taxes receivable assets held for sale and prepaid expense, less accounts payable, accrued expenses and other current liabilities and income taxes payable.

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