Form 10-K
period 2019-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2020-03-02
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
1-13948
(Commission file number)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		62-1612879
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 North Point Center East,	Suite 600	30022
Alpharetta,	Georgia
(Address of principal executive offices)		(Zip Code)
1-800-514-0186
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	SWM	New York Stock Exchange

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

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.0 billion, based on the last sale price for the Common Stock of $43.72 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 31,191,520 shares of Common Stock issued and outstanding as of March 2, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders scheduled to be held on April 23, 2020 (the "2020 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

Background

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as "we," "us," "our," the "Company," "SWM INTL" or "SWM" unless the context indicates otherwise) is a multinational producer of performance materials, including papers, nets and films headquartered in the United States of America (the "U.S."). The Company operates under two reportable segments: Advanced Materials & Structures ("AMS"), which manufactures resin-based products used in specialty applications in the filtration, transportation, infrastructure and construction, medical and industrial end-markets, and Engineered Papers ("EP"), which produces cigarette papers and reconstituted tobacco products for cigarette and cigar manufacturers, as well as various other non-tobacco paper products.

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

Pursuant to this strategy, management has used free cash flow and liquidity available through our credit facility to support growth investments. From 2013 to 2019 the Company acquired three primary businesses, DelStar, Argotec, and Conwed, and also made two “bolt-on” acquisitions. These businesses together now comprise the AMS segment, which generated nearly $480 million in net sales in 2019. The combination of AMS with non-tobacco sales in our paper business, resulted in total non-tobacco sales representing 53% of the Company’s total revenue in 2019, up from approximately 6% prior to these strategic actions. While the AMS segment provides positive cash flow, the EP segment generates the majority of the Company's cash flow, supporting SWM’s acquisition strategy and dividends to shareholders.

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

On February 18, 2020, the Company announced the signing of a definitive agreement to acquire Tekra, LLC and Trient Technologies, LLC (“Tekra and Trient”), converters of high-performance films and substrates, enhancing the Company’s films capabilities. Tekra and Trient will be integrated within our AMS segment. Further details can be found in this filing under Note 26. Subsequent Events, of the Notes to Consolidated Financial Statements, as well as the acquisition announcement included as an exhibit in our current report on Form 8-K filed on February 18, 2020.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2020 financial results are May 7, 2020, August 6, 2020, November 5, 2020 and February 19, 2021. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: Advanced Materials & Structures and Engineered Papers. The Advanced Materials & Structures segment manufactures resin-based products used in specialty applications in the filtration, transportation, infrastructure and construction, medical, and industrial end-markets. This segment is comprised of the five businesses we acquired from 2013 to 2017: DelStar, the Pronamic and Smith & Nephew ("SNN") acquisitions, Argotec and Conwed, which the Company has integrated into a more holistically aligned operating segment. Our Engineered Papers segment produces both tobacco-related papers and non-tobacco-related papers. Our tobacco-related papers, which comprise a large majority of EP's sales, include various papers used in cigarette production and reconstituted tobacco ("Recon"), a reprocessed tobacco material.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. In addition, selected financial data for our segments is available in Note 22. Segment Information, of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A, Risk Factors, Market Risk.

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in Part II, Item 7 herein and in Notes 14, 15, 18 and 22 ("Restructuring and Impairment Activities," "Debt," "Income Taxes" and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.

Advanced Materials & Structures

Products. We manufacture and sell a variety of highly engineered resin-based nets, films, and other non-wovens. These performance materials are often used in growing applications serving the filtration, transportation, infrastructure and construction, medical, and industrial end-markets. Most of our production technologies are extrusion-based, meaning resin pellets are heated, softened, and forced through a metal die to form continuous sheets or strands. We have significant technological expertise in proprietary die construction, which our competitors often outsource, and we consider this an advantage in protecting our technology and competitive position. However, unlike the EP segment which primarily uses patent protection for key innovation protection, AMS relies more heavily on trade secrets and manufacturing "know-how."

Our thermoplastic nets are used in a variety of applications, the most prominent of which is their use as spacer netting in reverse osmosis water filtration (“RO filtration") devices. We have established a strong presence in this application by customizing products to meet demanding customer specifications, such as thickness/weight, flow characteristics, and heat and pressure resistance. Our nets are also used in a variety of other filtration applications such as fuel and hydraulic fluid filters, pharmaceutical filters, and food and beverage filters. Another key netting application is erosion and sediment control products for the infrastructure and construction end-markets. Our nets are the outside layers in erosion control blankets, which are used to prevent erosion on sloped terrain. We also produce sediment control “socks” that are used to set perimeters around various development sites to contain sediment and prevent contamination of water sources. Our nets can also be found in a variety of industrial applications such as carpet cushion support and retail food packaging.

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

Markets and Customers. The AMS segment supplies customers serving the filtration, transportation, infrastructure and construction, medical, and industrial end-markets. Generally, the applications and customers the AMS segment serves are in growing end-markets, and as a percentage of total AMS segment sales are as follows: filtration - 27%, transportation - 26%, infrastructure and construction - 27%, medical - 10%, industrial - 10%. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales.

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

Our sales to the infrastructure and construction end-market are largely comprised of erosion/sediment control products. Our netting is used in the production of erosion control blankets, which are used mostly in domestic highway development projects to cover roadside slopes during and after construction. We also offer customers a unique sediment control solution, a filled “sock”, used to seal perimeters of development sites and prevent the seepage of harmful contaminants. This product has gained adoption in the oil and gas exploration and production industry. In the construction segment, our netting products are used as support material for carpet cushion, construction materials protection, and support backing for sod production. We also produce films used in commercial architectural glass.

Our medical film products largely serve the wound care management area of the medical end-market and industrial applications are spread across a variety of other industries, such as apparel, food manufacturing, graphics and energy.

Sales and Distribution. AMS products are primarily sold by the marketing, sales and customer service organizations of our AMS operations directly to manufacturers, given the customized nature of many of our products. However, in some geographic regions, we use sales agents and distributors to assist us in the sales process. As part of our enterprise transformation and integration efforts related to our recently acquired companies, we re-branded the acquired companies and transitioned our AMS sales operations toward a more unified organization. All acquired companies have been re-branded as SWM and the AMS sales organization will operate and go to market under the SWM trade name, with sales resources deployed by end-market and focused on selling products from across the totality of AMS offerings. We typically deliver our products to customers by truck, rail and ocean-going vessels.

Competition. Our AMS products are typically leaders in their respective categories and compete against specialty products made by competitors such as Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, Nupro Inc., Tenax Corporation, Intermas

Group, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service across the end-markets we serve, particularly in filtration and transportation. Of the end-markets we serve, infrastructure and construction is generally more price competitive due to a higher portion of commodity type products that we sell in this end-market.

Raw Materials and Energy. The primary raw material used in our AMS products is plastic resin, and we rely on a variety of commodity grade and specialty resins, including polypropylene, polyurethane, polyethylene, polyamide (nylon) and a selection of specialized high temperature engineering grade resins. Our thermoplastic nets and apertured films are produced using a blend of specialty resins and commodity grade resins like polypropylene. Resin prices can fluctuate significantly and can impact profitability. Commodity grade resin prices can sometimes correlate with crude oil prices while specialty resin prices often do not. Our TPU films are produced using specialty resins which are significantly more expensive than commodity grade resins.

We have multiple sources for most of our resin needs. However, some of our specialty resins are supplied by fewer manufacturers. We believe that our purchased raw materials are generally available from several sources and that the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. Our total resin purchases in 2019 and 2018 totaled $135 million and $143 million, respectively.

The majority of our energy requirements relate to electricity in the U.S. We consider this to be a relatively stable energy source.

Backlog and Seasonality. In the AMS segment, customer orders are generally manufactured and shipped within 30 days or, in certain instances, within three months. Sales of our products within AMS are generally not subject to large seasonal fluctuations: however, we would expect the second and third quarters to be relatively stronger than the first and fourth quarters. As of December 31, 2019 and 2018, the AMS segment order backlog was approximately $67 million and $65 million, respectively.

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

Recon is another key component of EP's total sales and profits and is mainly comprised of reconstituted tobacco leaf, (“RTL” or “traditional RTL”), and wrapper and binder products. Traditional RTL is used by cigarette manufacturers to blend with virgin tobacco to achieve certain attributes in cigarettes, such as taste or reduced delivery of tar, nicotine, or other tobacco-related smoking constituents. Recently, a new generation of tobacco industry products generally referred to as Heat not Burn (“HnB”) have been introduced into the marketplace with a goal of reducing harmful effects of smoking. We have enhanced our tobacco fiber reconstitution capabilities to produce materials suited for this new application, generated commercial sales in 2019, and continue to develop products to meet increasing demand should global consumer adoption gain momentum and the technology gains support from appropriate regulatory authorities. Wrapper and binder product leverage our Recon technology for use in machine-made traditional and small cigars. These products have demonstrated growth in recent years due to positive consumer preference trends as well as favorable excise tax treatment versus cigarettes in some jurisdictions.

Our non-tobacco paper products include a mix of lightweight papers including low-volume, high-value, engineered materials such as alkaline battery separator papers, as well as high-volume commodity paper grades for printing and writing, flooring laminates, and food service packaging, which are intended to maximize machine utilization. The Company has strategically de-emphasized these commoditized non-tobacco papers given their lower profitability.

We intend to make continued investments in our EP segment to broaden our offerings, utilize existing machine capacity, and/or further monetize our paper making and reconstitution technologies.

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

We supply the major, and many of the smaller, cigarette and cigar manufacturers. We sell our products directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Philip Morris-USA, a subsidiary of Altria Group Inc., Philip Morris International ("PMI"), Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT"), are our four largest customers and, together with their respective affiliates and designated converters, accounted for 29%, 28% and 31% of our 2019, 2018 and 2017 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given our significance in the worldwide supply chain of cigarette-related papers.

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

As the sole domestic producer of cigarette papers in the Americas (SWM production in Brazil), we believe that we have a significant majority of the category share in those regions. Our paper plants in France and LIP printing facility in Poland produce a large amount of the products sold in the E.U. We estimate that we have a direct share of more than 40% of cigarette paper sales in the E.U., and coupled with royalty payments from a key competitor to whom we have licensed our LIP technology, we believe we are able to monetize over 80% of the LIP-compliant E.U. cigarette market. Our principal competitors include delfortgroup AG ("delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH ("Glatz") and PT Bukit Muria Jaya ("BMJ"). In December

2017, the Dusseldorf Court of Appeals affirmed the German District Court judgment of patent infringement against Glatz including an injunction against making and selling LIP cigarette paper. We believe that the basis of cigarette and our non-tobacco papers competition is price, consistent quality, security of supply, and level of technical service.

Outside of China, SWM is the only non-cigarette company that produces RTL through a paper-making process. Some cigarette companies such as Philip Morris-USA, British American Tobacco, JT and STMA (China) produce RTL primarily for their own internal use. Our customers' cigarette blending decisions, which affect our traditional RTL sales volumes, can be influenced by the general attractiveness of various competing in-house Recon products. We believe we are the only non-cigarette manufacturer with production capabilities for HnB, as well as wrapper and binder products.

Raw Materials and Energy. Wood pulp is the primary fiber used in our EP segment. Our operations consumed approximately $43 million and $54 million of wood pulp in the years ended December 31, 2019 and 2018, respectively, all of which we purchased. While EP uses other specialty fibers, such as flax, in our operations, we believe that purchased raw materials are generally available from several sources.

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

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 21. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Backlog and Seasonality. While our U.S., Polish and Brazilian EP operations do not calculate or maintain records of order backlogs, we typically receive forecasts of future demands from certain larger customers which are used to manage production and ensure sufficient supply of paper products. Our French paper operations order backlog was approximately $23 million and $27 million on December 31, 2019 and 2018, respectively. Paper orders are typically received and shipped within a 30-day period. The RTL business operates predominately under a number of annual supply agreements. The order backlog for RTL was approximately $77 million and $92 million on December 31, 2019 and 2018, respectively, and is typically filled within one fiscal year.

Generally, sales of our paper and Recon products are subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter.

Research and Development

As of December 31, 2019 we employ approximately 92 research and development employees in research and laboratory facilities in France, Brazil, Poland, and the U.S. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our AMS and EP segments. Within AMS, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world. Within EP, our research and development has enabled us to establish and sustain leading shares in various cigarette paper products, specifically LIP paper. We also are working with customers to meet potential future demand for reduced-harm tobacco products.

Patents and Trademarks

As of December 31, 2019, we owned 67 patents and had 54 pending patent applications in our AMS segment. While we consider our patents, and the protection thereof, to be important, no single patent or group of patents is material to the conduct of our AMS business segment.

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

As of December 31, 2019, we owned 277 patents and had 109 pending patent applications in our EP segment, covering a variety of cigarette papers, RTL, cigar wrapper and binder and other products and processes in the U.S., Western Europe and several other countries. We believe that our patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of cigarette papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

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

Management of a large portion of SWM's research and development activities is provided from our Luxembourg City, Luxembourg operation ("SWM Luxembourg"). These activities are often performed at other SWM locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects in areas such as, but not limited to, LIP paper, Recon for HnB materials, non-tobacco paper products, netting and other extruded resin products. This operation also provides global oversight and active management for much of the Company's intellectual property rights.

Employees

As of December 31, 2019, we had approximately 3,400 regular, full-time, active employees.

North and South America Operations. We believe that employee relations are positive. Hourly employees at the Spotswood, New Jersey, Ancram, New York and Minneapolis, Minnesota plants are represented by locals of the United Steel Workers Union. The two-year collective bargaining agreement with hourly employees at our Spotswood plant is effective through July 28, 2020. The three-year collective bargaining agreement with employees at our Ancram plant is effective through September 30, 2020. The three-year collective bargaining agreement with hourly employees at our Minneapolis facility is effective through October 31, 2020. We believe employee and union relations continue to be positive at the Spotswood, Ancram and Minneapolis operational facilities. Hourly employees at the Pirahy, Brazil plant are represented by a union. The one-year collective bargaining agreement with employees in Brazil is effective through May 31, 2020. We believe that employee relations are generally positive and comparable to those of other similarly situated Brazilian manufacturing operations. Our operations in Canada, South Carolina, Massachusetts, Delaware, Georgia, Virginia, California, North Carolina and Illinois are non-union.

Europe and Asia Operations. We believe that employee relations are positive. Hourly employees at our Quimperlé, Spay, and Saint-Girons, France plants, and some hourly employees at Gilberdyke, England facility are union represented. Employees at our Genk, Belgium facility work in accordance with Belgium labor regulations. Employees at our Luxembourg office, Strykow, Poland facility, and Suzhou, China facility are non-union.

Environmental, Social and Governance

Environmental, social, and governance issues are important to SWM, our employees, stockholders, customers, and the communities in which we operate. Corporate responsibility is one of our core values and has long been part of the SWM corporate mission. Across our company, we conduct business with environmental, social, ethical, and supply chain-related concerns in mind. As such, our manufacturing facilities and corporate office have a longstanding tradition of community engagement and reducing our impact on the environment. SWM recognizes that sustainability and profitability are not mutually exclusive, and our goal is to improve the sustainability of our products and processes to create shared value for all of our stakeholders.

In 2018, the Operational Excellence and Sustainability department worked with key parties across SWM, including our Chief Executive Officer, to refresh our sustainability strategy, which was reviewed with the Board of Directors. We also updated our supplier code, the SWM Code for Responsible Procurement, and our Transparency in Supply Chains Act statement.

A few of our key sustainability practices are highlighted below:

Environmental

•
Use of Cocoa PaperTM as packaging material: Cocoa PaperTM is made from botanical fibers and is an eco-efficient product. Cocoa PaperTM fibers are 100% carbon neutral, a first in our Engineered Papers portfolio. Sales of Cocoa PaperTM benefit the Jacundá Forestry REDD+ Project in Brazil through the purchase of carbon credits to offset the impact of projected product sales.

•	100% of the wood pulp that SWM uses is sourced from Forest Stewardship Council (FSC) and/or Programme for the Endorsement of Forest Certification (PEFC)-certified suppliers.

•	Our mills in France are certified to the ISO 50001 energy management standard.

•
SWM has a history of supporting local biodiversity initiatives, such as  the installation of salmon and eel runs in the Isole River near our EP facility in Quimperlé, France, and the planting of native trees and rebuilding of natural habitat near our plant in Santanesia, Brazil.

•	Many other initiatives are in place involving the reuse of waste products and packaging materials.

Social

•
SWM works in partnership with the Brazilian federal government to train young professionals for the job market. Every year, trainees are given an opportunity to work at SWM or industrial companies as mechanics, electricians, or administrative assistants.

•	Employees at our Gilberdyke, UK, location provide support and sponsor special programs for disadvantaged children in the area.

•	Our EP facility in Le Mans, France, launched a partnership with Handisport, a charitable organization that helps disabled children participate in sport activities.

•
Many other philanthropic activities are conducted at our locations around the world, for example SWM’s facility in Suzhou, China, held a fundraiser for UNICEF, and SWM’s AMS facility in Athens, Georgia, recently built raised garden beds for a senior care facility.

In April 2019, in recognition and celebration of the 49th Anniversary of Earth Month, 23 SWM manufacturing locations and the corporate office participated in Safety and Sustainability Week where sites engaged in activities involving safety, the environment, community engagement, and employee engagement. Activities included educating employees on a low-carbon lifestyle, recycling waste materials into art, picking up trash along roads, collecting book and canned food donations, bicycling challenges to promote a healthy lifestyle and raise funds for charities, fire extinguisher training and many others. Additionally, in 2019 we received an A- score for our CDP Climate Change response, as well as  our third consecutive silver medal for Corporate Social Responsibility (CSR) recognition from EcoVadis, an organization that rates sustainability practices.  Our sustainability initiatives are further described on our corporate website at https://www.swmintl.com/expertise/sustainability.

Governance
SWM believes good corporate governance supports long-term value creation for our stockholders. The Governance section of the Investor Relations section of our website at www.swmintl.com includes our Code of Conduct, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Information from our website is not incorporated by reference into this Annual Report on Form 10-K. Additional information about SWM's governance can also be found in our proxy statement.

Capital Expenditures - Environmental
Capital expenditures for environmental controls to meet legal requirements and those relating to the protection of the environment at our facilities in the U.S., United Kingdom, France and Brazil were $1.2 million in 2019, no material amount of which was the result of environmental fines or settlements. We expect such expenditures to be $1.0 million or less in each of the next two years, of which no material amounts are expected to be the result of environmental fines or settlements. Should the Company make material changes in the operations at a facility, it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. These expenditures are not expected to have a material adverse effect on our financial condition, results of operations or competitive position; however, these estimates could be modified as a result of changes in our plans, changes in legal requirements or other factors.

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

Executive Officers of the Registrant

The names and ages of our executive officers as of March 2, 2020, together with certain biographical information, are as follows:

Name	Age	Position
Dr. Jeffrey Kramer	59	Chief Executive Officer
R. Andrew Wamser	46	Executive Vice President, Finance and Chief Financial Officer
Omar Hoek	51	Executive Vice President, Engineered Papers
Daniel Lister	47	Executive Vice President, Advanced Materials & Structures
Ricardo Nunez	55	General Counsel and Corporate Secretary
Michael Schmit	47	Corporate Controller and Chief Accounting Officer

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

Omar Hoek was appointed Executive Vice President, Engineered Papers in January 2020. Mr. Hoek served as Executive Vice President in the Specialties Business Area and Group R&D of Ahlstrom-Munksjö (“Ahlstrom”), a global leader in fiber-based material from 2011 to 2019. He previously served as Vice President, Strategy in the Food and Medical Business Area and as Executive Vice President in the Specialties Business Area of Ahlstrom from 2011 until 2017. Before joining the Ahlstrom team, he worked at Newell Brands (NASDAQ: NWL) as a Business Director from 2010 to 2011 and at Avery Dennison (NYSE: AVY) from 1993 to 2010 in various capacities including Global Marketing and Strategy Director.

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

Ricardo Nunez was appointed Senior Vice President, General Counsel and Corporate Secretary in September 2017, after serving as Interim General Counsel since November 2016. Prior to joining SWM, Mr. Nunez served as General Counsel for Vivex Biomedical, Inc., a Marietta, GA based biologics company from April 2015 to July 2016. Prior to that, he served as SVP, General Counsel and Corporate Secretary for HD Supply, Inc. a spinoff from The Home Depot from March 2007 to April 2015. Mr. Nunez's previous experience also includes senior legal responsibilities at The Home Depot, General Electric, and Esso Inter-America, Inc. (the Latin America affiliate of Exxon Corporation), as well as private practice.

Michael L. Schmit was appointed Corporate Controller and Chief Accounting Officer of the Company, effective as of April 22, 2019. Mr. Schmit served as Chief Accounting Officer and Corporate Controller of Chart Industries, Inc. (NASDAQ:GTLS), a manufacturer of cryogenic equipment used in the production, storage and distribution of liquefied gases, from 2018 to 2019. Prior to that he served as Assistant Corporate Controller and then as Corporate Controller at Chart. From 2007 through 2017, he served in various finance and accounting leadership roles at Georgia-Pacific, LLC, including Controller of Corporate Accounting, Division Controller, Gypsum and Chemicals, and Director, Internal Audit, respectively. Prior to joining Georgia-Pacific Mr. Schmit served as the Director of Financial Reporting at Arby’s Restaurant Group and also served as a manager at Ernst & Young, LLP.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2019 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

We expect our business to continue to be adversely impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products due to declining social acceptance of smoking, new smoking technologies such as e-cigarette and vaping technologies, and litigation in the U.S. and other countries.

In 2019, approximately 53% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside of Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, e-liquids, vapable oils and other vaping products, that do not use our products, and, particularly in the U.S., to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products. As a result, the overall demand for conventional tobacco cigarettes outside of Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

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

New smoking technologies such as e-cigarette and vaping technologies provide an alternative to and may decrease demand for traditional cigarettes and cigars, which could result in a decrease in demand for our products and adversely affect our consolidated results of operations, financial position and cash flows.

New smoking technologies, including e-liquids, vapable oils and other vaping products, provide an alternative to traditional cigarettes and cigars, which could result in a decrease in demand for our products, including cigarette papers, RTL and associated items. Approximately 88% of EP segment sales are to customers in the tobacco end market, with the majority of tobacco sales comprised of cigarette papers. Future sales and any future profits from cigarette papers and reconstituted tobacco products are substantially dependent upon the continued use of traditional cigarettes and cigars. Growth in the use of, and interest in, e-liquids, vapable oils and other vaping products is likely to continue. While traditional tobacco products are well established and revenue from traditional cigarette sales represents a substantial majority of total industry revenue, new smoking technologies may become more widely adopted and the business, growth prospects and financial condition of our EP segment may be adversely affected.

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

•
We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including: unsettled political and economic conditions, including as they relate to Brazil, Russia and the Ukraine; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. Events occurring in countries having a large share of the global economy (such as China, Japan, or the EU) can have an impact on economies that are interdependent and thereby affect those in which the Company primarily operates. For example, the impact of a slowdown of the Chinese economy due to the outbreak of a virus there on the global economy and our future results is uncertain. These factors together with risks inherent in international operations, including risks associated with any non-compliance with the U.S. Foreign Corrupt Practices Act, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and other non-U.S. anti-bribery law compliance, could adversely affect our financial condition, results of operations and cash flows.

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

We may be adversely affected by recent developments relating to the U.K.’s withdrawal from the European Union, particularly if the U.K. and the European Union are unable to reach a mutually satisfactory exit agreement.
On January 31, 2020, the United Kingdom formally withdrew from the European Union. This withdrawal is commonly referred to as “Brexit.” The U.K. and the European Union have given themselves until December 31, 2020 to negotiate the details terms of their relationship going forward. The effects of the Brexit and the perceptions as to the nature of the future relationship between the U.K. from the European Union (or the possibility of the absence of any formal agreement after December 31, 2020) may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. For example, in the period after the referendum in 2016 on which Brexit was based and its implementation January 2020, the value of the pound sterling experienced significant fluctuations. If the value of the pound sterling continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect our operations located in the U.K., which may impact the revenue and earnings we report. In addition, if no formal agreement is made between the European Union and the U.K., continued deflation of the pound sterling could result. Brexit could also have an impact on tariff rates for raw materials imported into the UK or sourced from the UK and the resulting prices for such materials, the tariff rates on exports of products from our facility in Gilberdyke, and delays at the customs border between the UK and the EU that could adversely impact our operations or result in our customers imposing upon us penalties for delays in delivery. Any of these effects could have an adverse impact on the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

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

The Company is subject to taxes in the U.S. and in foreign jurisdictions where a number of the Company’s subsidiaries are organized. The Company’s future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or future changes in tax laws or their interpretations as to the legality of tax advantages granted under various current and past corporate structures. Although none of the Company’s international tax arrangements are currently being challenged or threatened to be challenged, recent developments, such as the European Commission’s investigations on illegal state aid, individual European countries implementation of Anti Tax Avoidance Directives, continued regulatory development of the Tax Cuts and Jobs Act of 2017, and the Organization for Economic Cooperation and Development projects on base erosion and profit shifting may result in changes to long-standing tax principles or new challenges to our cross-border arrangements, which could materially affect our effective tax rate or require a restructuring of the holding of foreign subsidiaries. If the Company’s effective tax rates were to increase, or if any ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We face competition from several established competitors and we have limited market transparency.

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

Our AMS segment products compete to some degree against specialty products made by Marshall Manufacturing Company, Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, Nupro, Tenax Corporation, Intermas Group, and Hollingsworth and Vose Company. We believe our AMS products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our AMS segment operations.

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

In the RTL end-market segment, demand is a function, among other things, of smoke delivery regulations, the cigarette manufacturer's desire for a uniform and consistent product, the taste profile sought by cigarette manufacturers, and the cost of recycling the tobacco by-product scraps and the utilization of internal capacity to produce materials that compete with our RTL products. These factors have resulted, and are likely to continue to result, in materially lower sales volumes for our RTL business, resulting in downtime of certain production machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing or restructuring activities.

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

Four customers, together with their respective affiliates and designated converters, accounted for over 29% of our net sales in 2019. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or Recon, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2019, the percentage of the Company’s fixed and floating interest rate debt was 64% and 36%, respectively.  The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed.  Including the impact of these transactions, as of December 31, 2019, the percentage of the Company’s debt subject to fixed and floating rates of interest was 97% and 3%, respectively.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with the unhedged portion of our outstanding indebtedness or any future indebtedness we incur may increase. Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate, such as a different benchmark interest rate or base rate borrowings, in lieu of LIBOR under our current and future indebtedness and interest rate swaps. At this point, it is not clear what, if any, alternative reference rate may be adopted to replace LIBOR, however, any such alternative reference rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities.  However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. SOFR may fail to gain market acceptance.

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

Our manufacturing operations, in particular paper manufacturing, is energy-intensive. In the UK, the European Union, China and in the U.S., availability of energy generally is reliable, although prices can fluctuate significantly based on variations in overall demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to Western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to Western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, because production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has been in the past, affected by rain variations. Electricity in Brazil is also heavily taxed. Due to the competitive pricing for most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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
We employ approximately 3,400 employees, including certain manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future. We may experience difficulties in maintaining appropriate relations with unions and employees in certain locations. Problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement, and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

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

We are a member of a potentially responsible party group ("Global PRP Group") that entered into a settlement with the State of New Jersey in 1993 concerning the remediation of a landfill site in Middlesex County, New Jersey. The landfill remediation has been completed. We have established a reserve of approximately $0.3 million that we believe is adequate to cover our ongoing liability, but we remain exposed to post-closure operating costs over an extended period of years that cannot be fully known or estimated at this time.

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
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., ("GAAP"), require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2019, the combined projected benefit obligation of our U.S. and French pension and other postretirement healthcare plans had a net underfunding of $26.3 million. For a discussion regarding our pension obligations, see Note 19. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Because of the complexity of Brazilian tax laws and court systems, legal actions are a particular risk that affects our Brazilian operations.  Although we believe that our positions in pending disputes about state and federal taxes are correct and will ultimately be upheld by Brazilian courts, the outcome of legal proceedings is difficult to predict. An adverse result in one or more of these tax disputes could have a material adverse impact on our financial condition, results of operations and cash flows. We are also subject to other litigation in Brazil, including labor and workplace safety claims. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our financial condition, results of operations and cash flows, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 21. Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report. We also cannot give any assurances as to any litigation that might be filed against us in the future, including any claims relating to the alleged harmful effect of tobacco use on human health.

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

Our revenues depend on the effective operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation or operation of equipment, explosions, fires, natural disasters, failure to achieve or maintain safety or quality standards, work stoppages, supply or logistical outages, and the need to comply with environmental and other directives of governmental agencies. Moreover, natural disasters, political crises, public health crises or other unforeseen catastrophic events in any of the countries we operate may negatively impact our facilities, our supply chain or customers. For example, in December 2019 and January 2020, a strain of Coronavirus was reported to have surfaced in China, and the Chinese government response aimed at limiting the spread of the virus included quarantines that restricted the conduct of manufacturing operations, including our facilities in Suzhou and the Chinese joint ventures in which we have an interest. Spread of the Coronavirus strain and its effects on related travel, as well as commercial or other restrictions could result in global supply chain disruptions. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations. The occurrence of material operational problems, including, but not limited to, the above events, could cause the loss of, or interruption of, operations for a significant length of time, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, many of our operations require a reliable and abundant supply of water. Production facilities for our EP segment rely on a local water body or water source for their water needs and, therefore, are particularly sensitive to drought conditions or other natural or man-made interruptions to water supplies. At various times and for differing periods, we have had to modify operations at certain of our mills due to water shortages, water clarity, or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our production facilities due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we operated a total of 22 production facilities on four continents.

The following are the locations of our principal production facilities as of December 31, 2019. Except as otherwise noted, we own the facilities listed below:

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

We had approximately 152,000 metric tons of annual paper production capacity, dependent upon the production mix. Capacity utilization was 90% for EP products in 2019 compared with 80% in 2018. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the U.S.

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

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to our legal entity in Brazil, Schweitzer-Mauduit do Brasil Indústria e Comércio de Papel Ltda., which owns EP segment's Brazilian plant, ("SWM-B") in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided Assessment 2 against SWM-B in the amount of approximately $12 million. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded an expense sufficient to satisfy this amount in the second quarter of 2019. This judgment may be settled over the course of 60 months; however, we have requested that the Court clarify its decision. Until a decision is rendered on our request, we are not obligated to initiate payments. Interest and penalties will continue to accrue until a decision on our request is rendered.

The amounts recorded in the accompanying consolidated statement of income for the year ended December 31, 2019 related to the above two assessments consist of the following:

Year Ended December 31, 2019
Income Statement Classification	(Expense) Benefit
Cost of products sold[1]	$(1.5)
Operating profit[1]	(1.5)
Other expense[2]	(2.2)
Interest expense[2]	(7.1)
Income from continuing operations before income taxes	(10.8)
Income tax benefit	4.2
Net income	$(6.6)

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

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court (the "Conselho de Contribuintes")) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments ($4 million and $7 million, respectively, based on the foreign currency exchange rate at December 31, 2019), and SWM-B is now pursuing challenges to these assessments in the State judicial system. Different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement of these two assessments in the State judicial system. The Conselho de Contribuintes unanimously upheld SWM-B's challenge to the third Electricity Assessment and dismissed this Electricity Assessment on technical grounds after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised Electricity Assessment in the amount of $1 million for ICMS on electricity purchased during part of 2013. In August 2018, the State filed a fourth Electricity Assessment in the amount of $10 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these recent assessments in the first-level administrative court on the same grounds as the older cases. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the last two Electricity Assessments. SWM-B plans to appeal these rulings to the full bench of the Conselho de Contribuintes.  The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters, so no loss has been accrued in our consolidated financial statements for them.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP 1482815 against Glatz. Glatz has filed an action in the German Patent Court to invalidate the German part of EP1482815. The trial on this invalidity action has not yet been scheduled. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the U.S., France, Poland, Brazil, China, the United Kingdom and Canada. For these purposes, the Company incurred total capital expenditures of $1.2 million in 2019, and expects to incur less than $1.0 million in each of 2020 and 2021, of which no material amount is the result of environmental fines or settlements. Should the Company make material changes in the operations at a facility it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2019, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share ("Common Stock") has been listed on the New York Stock Exchange, trading under the symbol "SWM." On February 28, 2020, our stock closed at $33.72 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2014 through December 31, 2019, with the comparable cumulative total returns of the Russell 2000 Index, the S&P SmallCap 600 Capped Materials Index, both of which we consider to be reflective of the performance of the industries in which we operate.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2014 and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return
Holders. As of March 2, 2020, there were 1,607 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2019, 2018 and 2017, we declared and paid cash dividends totaling $1.76 per share, $1.73 per share and $1.69 per share, respectively. On February 20, 2020, we announced a cash dividend of $0.44 per share payable on March 20, 2020 to stockholders of record as of the close of business on March 4, 2020. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 15. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2019.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2019 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-March 31, 2019	24,372	$37.59	—	$—	$—
April 1-June 30, 2019	773	34.84	—	—	—
July 1-September 30, 2019	152	33.33	—	—	—
October 1-October 31, 2019	—	—	—	—	—
November 1-November 30, 2019	—	—	—	—	—
December 1-December 31, 2019	—	—	—	—	—
Total 2019	25,297	$37.48	—	$—	$—

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

	For the Years Ended December 31,
	2019	2018	2017 (1)	2016 (1)	2015 (1)
Results of Operations
Net sales	$1,022.8	$1,041.3	$982.1	$839.9	$764.1
Cost of products sold	732.8	762.8	698.7	582.0	538.3
Gross profit	290.0	278.5	283.4	257.9	225.8
Nonmanufacturing expenses	152.3	141.8	147.0	122.3	104.8
Restructuring & impairment expense	3.7	1.7	8.1	25.6	14.6
Operating profit	134.0	135.0	128.3	110.0	106.4
Income from continuing operations	85.8	94.8	34.4	82.8	90.5
Income (loss) from discontinued operations	—	(0.3)	0.1	—	(0.8)
Net income	$85.8	$94.5	$34.5	$82.8	$89.7

Net income (loss) per share - basic:
Income from continuing operations	$2.78	$3.08	$1.12	$2.71	$2.97
(Loss) income from discontinued operations	—	(0.01)	—	—	(0.02)
Net income per share - basic	$2.78	$3.07	$1.12	$2.71	$2.95

Net income (loss) per share - diluted:
Income from continuing operations	$2.76	$3.07	$1.12	$2.70	$2.96
(Loss) income from discontinued operations	—	(0.01)	—	—	(0.02)
Net income per share - diluted	$2.76	$3.06	$1.12	$2.70	$2.94

Cash dividends declared and paid per share	$1.76	$1.73	$1.69	$1.62	$1.54
EBITDA from continuing operations(2)	$195.1	$193.9	$192.4	$157.6	$162.8
Adjusted EBITDA from continuing operations (2)	$197.2	$196.9	$197.9	$178.4	$162.0
Percent of Net Sales
Gross profit	28.4%	26.7%	28.9%	30.7%	29.6%
Nonmanufacturing expenses	14.9%	13.6%	15.0%	14.6%	13.7%
Financial Position
Capital spending	$28.6	$27.0	$37.2	$27.8	$24.2
Depreciation and amortization	57.7	61.6	59.5	44.5	41.0
Total assets	1,471.7	1,466.5	1,542.5	1,173.7	1,290.0
Total debt	542.7	622.1	684.2	440.4	571.5
Total debt to capital ratio	47.6%	52.7%	55.6%	46.4%	55.0%

(1)
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs affects only the EP segment, as there are no pension costs associated with the AMS segment. For the years ended December 31, 2017, 2016 and 2015, respectively, $3.6 million, $3.9 million and $3.4 million in pension expense were reclassified from Operating profit to Other expense in the consolidated statement of income for the 2017, 2016 and 2015 comparative periods. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

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

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Income from continuing operations	$85.8	$94.8	$34.4	$82.8	$90.5
Plus: Interest expense	36.1	28.2	26.9	16.6	9.7
Plus: Income tax provision	15.2	10.7	69.6	15.4	21.6
Plus: Depreciation and amortization(1)	58.0	60.2	61.5	42.8	41.0
EBITDA from continuing operations	195.1	193.9	192.4	157.6	162.8
Plus: Restructuring and impairment expense	3.7	1.7	8.1	25.6	14.6
Plus: Loss (income) from equity affiliates	(4.1)	11.3	(2.5)	(4.8)	(6.6)
Plus: Other (income) expense, net	1.0	(10.0)	(0.1)	—	(8.8)
Plus: Litigation related expenses	1.5	—	—	—	—
Adjusted EBITDA from continuing operations	$197.2	$196.9	$197.9	$178.4	$162.0

(1)
A total of ($0.3) million, $1.4 million, ($2.0) million, $1.7 million, and $0.0 million, primarily related to amortization of deferred debt issuance costs, amortization of bond discount, and amortization of gains from termination of interest rate swaps in 2019, 2018, 2017, 2016, and 2015, respectively, are excluded from the Depreciation and amortization in the table above. The deferred debt issuance costs, amortization of bond discount and amortization of gains from the termination of interest rate swaps are included in Interest expense.

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

SUMMARY

In 2019, SWM reported net income of $85.8 million on total net sales of $1,022.8 million. Compared to the prior year, net sales decreased $18.5 million, however excluding negative currency impact, net sales would have increased $2.7 million due primarily to an increase in organic sales in the AMS segment.

Net income decreased to $85.8 million in 2019 compared to $94.5 million in 2018. Outside of typical business drivers, several large one-time items affect the year-over-year comparison. In 2019, these items included $6.6 million (after- tax) of expenses related to Brazil tax assessments, and in 2018 included a $15.0 million (after-tax) impairment of the Company’s interest in one of its joint ventures in China, a $7.7 million (after-tax) favorable revaluation of a contingent consideration liability related to the Conwed acquisition, and a favorable $13.0 million tax adjustment related to the Tax Act. Business trends that were key drivers of year-over-year financial performance included sales growth in AMS, positive price/mix benefits in EP, cost reduction activities in both segments, and an improved raw materials cost environment across the business.

Cash provided by operations was $160.3 million in 2019 up from $139.1 million in 2018. Uses of cash during 2019 included $80.5 million in net debt repayments, $54.4 million in cash dividends paid to SWM stockholders and $28.6 million of capital spending.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Changes in these estimates could have a material impact on our financial position, results of operations, and cash flows. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of the following items and our accounting for and presentation of these items in the accompanying financial statements:

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The complexity of our global structure requires significant judgments and estimates in determining the allocation of income to each of these jurisdictions and consolidated income tax expense.

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

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law effective January 1, 2018. The new legislation contains several key tax provisions that affected the Company, and include but are not limited to a one-time deemed repatriation tax on post-1986 accumulated earnings and profits of the foreign subsidiary undistributed earnings (“transition tax”), a reduction of the federal corporate income tax rate from 35% to 21%, a new deduction for Foreign-Derived Intangible Income ("FDII"), and a new provision designed to tax Global Intangible Low Taxed Income (“GILTI”) of foreign subsidiaries effective January 1, 2018. As a result of the GILTI provision, the FASB issued Staff Q&A Topic 740, No. 5 “Accounting for Global Intangible Low-Taxed Income” requiring an entity to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI as a current period expense when incurred. Management makes certain judgments in interpreting the manner in which complex key provisions of the Tax Act should be applied and in the determination of income tax expense and liabilities.

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

For further information, please see "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 21. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 22% of our total assets as of December 31, 2019. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 10 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

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

In 2011, the Company revised its plans for RTL expansion in Asia and suspended the construction of the Philippine Greenfield site. In 2015, the Company made the decision to dispose of the facility and related equipment. The Company reviewed these assets at each reporting period and recognized an impairment charge for the excess of carrying value of the assets over the fair value less any costs to sell. During 2017, the Company recognized impairment charges of $4.0 million related to the RTL Philippines assets. The Company did not record any additional impairment charges during 2018 or 2019. The legal entity and its related assets were sold on December 18, 2019 for total consideration of $13.3 million, and the Company recorded a net gain of $0.3 million.

Management continues to evaluate how to operate our production facilities more effectively. Further restructuring actions are possible that might require additional impairments or accelerated depreciation of some equipment.

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated financial statements. See Note 5. Business Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Investments in Equity Affiliates

Investments in companies which we do not control but over which we have the ability to exercise significant influence and that, in general, are at least 20 percent-owned by us, are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment when warranted. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," we consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company. See Note 10. Joint Ventures, of the Notes to Consolidated Financial Statements for additional information.

Goodwill and Unamortized Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed on October 1, 2019 and 2018 did not indicate any impairment of goodwill.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 10 to 23 years for customer relationships and 4 to 20 years for developed technology, patents and other intangible assets. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment following a method similar to the impairment testing for Goodwill.  Testing of these assets is performed annually and whenever events and circumstances indicate that impairment may have occurred. The annual impairment tests performed in the year of 2019 and 2018 did not indicate any impairment of intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion regarding recent accounting pronouncements, see "Recent Accounting Pronouncements" included in Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017(1)
	($ in millions, except per share amounts)
Net sales	$1,022.8	$1,041.3	$982.1
Cost of products sold	732.8	762.8	698.7
Gross profit	290.0	278.5	283.4
Selling expense	33.7	35.7	33.3
Research expense	13.5	15.2	17.8
General expense	105.1	90.9	95.9
Total nonmanufacturing expenses	152.3	141.8	147.0
Restructuring and impairment expense	3.7	1.7	8.1
Operating profit	134.0	135.0	128.3
Interest expense	36.1	28.2	26.9
Other (expense) income, net	(1.0)	10.0	0.1
Income from continuing operations before income taxes and income from equity affiliates	96.9	116.8	101.5
Provision for income taxes	15.2	10.7	69.6
Income (loss) from equity affiliates, net of income taxes	4.1	(11.3)	2.5
Income from continuing operations	85.8	94.8	34.4
(Loss) gain from discontinued operations	—	(0.3)	0.1
Net income	$85.8	$94.5	$34.5

Net income (loss) per share - basic:
Income per share from continuing operations	$2.78	$3.08	$1.12
Loss per share from discontinued operations	—	(0.01)	—
Net income per share - basic	$2.78	$3.07	$1.12

Net income (loss) per share - diluted:
Income per share from continuing operations	$2.76	$3.07	$1.12
Loss per share from discontinued operations	—	(0.01)	—
Net income per share - diluted	$2.76	$3.06	$1.12
(1) Results during the year ended December 31, 2017 include Conwed from the January 20, 2017 acquisition date to December 31, 2017.
(2) In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs affects only the EP segment, as there are no pension costs associated with the AMS segment. For the year ended December 31, 2017, $3.6 million in pension expense was reclassified from Operating profit to Other expense in the consolidated statement of income. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Net Sales
(dollars in millions)

	2019	2018	Change	Percent Change
Advanced Materials & Structures	$477.2	$467.9	$9.3	2.0%
Engineered Papers	545.6	573.4	(27.8)	(4.8)
Total	$1,022.8	$1,041.3	$(18.5)	(1.8)%

Net sales were $1,022.8 million in 2019 compared with $1,041.3 million in 2018. The decrease in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(21.2)	(2.1)%
Changes in royalties	(0.3)	—
Changes in product mix, selling prices and sales volumes, net	3.0	0.3
Total	$(18.5)	(1.8)%

AMS segment net sales were $477.2 million for 2019 compared to $467.9 million during 2018. The increase of $9.3 million or 2.0% was due primarily to growth in filtration, particularly for RO water filtration products, transportation, driven by surface protection films, and gains in medical. Infrastructure and construction and industrial sales were lower versus prior year.

The EP segment net sales were $545.6 million for 2019 compared to $573.4 million during 2018. The decreased of $27.8 million, or 4.8%, was primarily the result of the unfavorable net foreign currency impacts of $18.9 million, mainly from a weaker euro and the $8.7 million combined net unfavorable impact of changes in volumes, mix of products sold and average selling prices, in each case compared to the prior year. The Company benefited from a more favorable mix of products sold as a result of strong performance of LIP and wrapper and binder papers and de-emphasizing and/or exiting significant volumes of certain low-margin non-tobacco papers.

Gross Profit
(dollars in millions)

				Percent Change	Percent of Net Sales
	2019	2018	Change		2019	2018
Net sales	$1,022.8	$1,041.3	$(18.5)	(1.8)%	100.0%	100.0%
Cost of products sold	732.8	762.8	(30.0)	(3.9)	71.6	73.3
Gross profit	$290.0	$278.5	$11.5	4.1%	28.4%	26.7%

Gross profit for the year ended December 31, 2019 increased by $11.5 million, or 4.1%, to $290 million from $278.5 million in the prior year. AMS gross profit increased by $12.8 million, primarily due to lower input costs, particularly resin, higher organic sales and improved manufacturing efficiencies and expenses associated with the closure of one site in 2018. In the EP segment, gross profit was flat. The favorable impact from lower wood pulp input costs and price and mix benefits was largely offset by negative impact from unfavorable currency movements and higher other input costs such as energy costs.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2019	2018	Change		2019	2018
Selling expense	$33.7	$35.7	$(2.0)	(5.6)%	3.3%	3.4%
Research expense	13.5	15.2	(1.7)	(11.2)	1.3	1.5
General expense	105.1	90.9	14.2	15.6	10.3	8.7
Nonmanufacturing expenses	$152.3	$141.8	$10.5	7.4%	14.9%	13.6%

Nonmanufacturing expenses in the year ended December 31, 2019 increased by $10.5 million, or 7.4%, to $152.3 million from $141.8 million in the prior year due primarily to higher deferred compensation expenses, which was driven by a significant increase in the Company’s stock price throughout the year. Another key factor was increased IT spending.

Restructuring and Impairment Expense
(dollars in millions)

				Percent Change	Percent of Net Sales
	2019	2018	Change		2019	2018
Advanced Materials & Structures	$1.1	$1.5	$(0.4)	(26.7)%	0.2%	0.3%
Engineered Papers	2.6	0.2	2.4	N.M.	0.5	—
Total	$3.7	$1.7	$2.0	117.6%	0.4%	0.2%

The Company incurred total restructuring and impairment expense of $3.7 million in the year ended December 31, 2019, compared to $1.7 million in the year ended December 31, 2018, an increase of $2.0 million or 117.6%. In the year ended December 31, 2019, restructuring and impairment expenses consisted of $2.6 million in severance accruals for employees at our U.S., Brazilian and French manufacturing operations related to EP segment, as well as $1.1 million in impairment charges at our U.S. and Chinese manufacturing facilities related to our AMS segment.

In the year ended December 31, 2018, restructuring and impairment expenses consisted of $1.3 million in severance accruals for employees at our U.S. and French manufacturing operations, as well as $0.4 million in impairment charges at our U.S. manufacturing facilities.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2019	2018	Change		2019	2018
Advanced Materials & Structures	$64.3	$49.5	$14.8	29.9%	13.5%	10.6%
Engineered Papers	119.2	121.8	(2.6)	(2.1)	21.8	21.2
Unallocated expenses	(49.5)	(36.3)	(13.2)	(36.4)
Total	$134.0	$135.0	$(1.0)	(0.7)%	13.1%	13.0%

Operating profit was $134.0 million in the year ended December 31, 2019 compared with $135.0 million during the prior year.

The AMS segment's operating profit in the year ended December 31, 2019 was $64.3 million compared to $49.5 million in the prior year period. The increase of $14.8 million in the AMS segment's operating profit during the year ended December 31, 2019 compared to the prior-year period was positively impacted by sales growth, cost reductions, and lower raw material input costs.

The EP segment's operating profit in the year ended December 31, 2019 was $119.2 million, a decrease of $2.6 million, or 2.1%, from $121.8 million in the prior year.  The decrease was primarily due to higher restructuring and impairment expenses as well as expenses associated with the Brazil Tax Assessments, and negative currency impacts partially offset by positive price and mix shifts and cost reduction activities.

Unallocated expenses in the year ended December 31, 2019 were $49.5 million, up $13.2 million, or 36.4%, from the $36.3 million in the prior year period. The increase was primarily due to higher deferred compensation expenses as a result of positive stock price performance relative to 2018 and higher IT expenses to support growth initiatives.

Non-Operating Expenses, Net

Interest expense was $36.1 million in the year ended December 31, 2019, an increase of $7.9 million from $28.2 million in the year ended December 31, 2018.  The increase in interest expense is primarily due to $7.1 million of interest related to the Brazil tax assessments and a higher average interest rate compared to the prior year as a result of increases in market rates, partially offset by a lower total debt balance as of December 31, 2019 compared to the prior year. The weighted average effective interest rate on our debt facilities was approximately 4.42% and 4.20% for the years ended December 31, 2019 and 2018, respectively.

Other expense, net was $1.0 million during the year ended December 31, 2019 compared to $10.0 million Other income, net during the year ended December 31, 2018. The $11.0 million adverse change in Other (expense) income, net, was due primarily to the $10.2 million change in the fair value of the contingent consideration liability related to the Conwed acquisition in 2018, as discussed in Note 5. Business Acquisitions.

Income Taxes

A $15.2 million and $10.7 million provision for income taxes in the years ended December 31, 2019 and 2018, respectively, resulted in an effective tax rate of 15.7% compared with 9.2% in the prior year.  The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions and year over year adjustments of a $4.2 million reduction due to the one-time Brazil ICMS litigation accrual as compared to the prior year $13 million U.S. tax reform reduction.

Income (Loss) from Equity Affiliates

Income from equity affiliates, net of income taxes, was $4.1 million in the year ended December 31, 2019 compared with a loss of $11.3 million during the prior year and reflected the results of operations of CTM and CTS. 2018 results included $15.0 million impairment of CTS, as discussed further in Note 10. Joint Ventures.

Discontinued Operations

Because we closed our Philippines plant as previously reported, the results of this plant were reported as discontinued operations for all periods presented. Consequently, this plant's results have been removed from each line of the statements of income and the operating activities section of the statements of cash flow. In each case, a separate line has been added for the net results of the discontinued operation. Loss from discontinued operations was $0.0 million versus $0.3 million for the years ended December 31, 2019 and 2018, respectively. These amounts are primarily the result of the Company's efforts to dispose of the remaining assets and liabilities of the discontinued operations.

Net Income and Income per Share

Net income in the year ended December 31, 2019 was $85.8 million, or $2.76 per diluted share, compared with $94.5 million, or $3.06 per diluted share, during the prior year period.  The decrease in net income was primarily due to a $10.2 million decrease in Other income, net resulting from the 2018 change in the fair value of the Conwed contingent liability, a $7.9 million increase in interest expense, primarily related to the Brazil Tax Assessments, and a higher income tax expense of $4.5 million. Business trends that were key drivers of year-over-year financial performance included sales growth and lower resin input costs in the AMS segment, offset by lower sales volume and adverse currency movements in the EP segment.

For a comparison of the Company’s results of operations for the year ended December 31, 2017 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on March 1, 2019.

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

Cash Requirements

As of December 31, 2019, $60.3 million of our $103.0 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $20.8 million for the year ended December 31, 2019. On December 22, 2017, the Tax Act was enacted into law. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. At December 31, 2017, we recorded a provisional tax liability of $48.7 million relating to the one-time mandatory transition tax on our accumulated foreign earnings, which we intend to pay over an eight-year payment schedule, as prescribed by the Tax Act. In the year ended December 31, 2018, we reduced the provisional tax liability by $13.0 million. We do not expect the payment of the transition taxes over the remaining years to adversely affect our liquidity and resource planning. Additionally, the Tax Act is not expected to adversely impact our debt covenant compliance. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Capital spending for 2020 is projected to be approximately $40.0 million to $45.0 million. We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement, as defined below in "Debt Instruments and Related Covenants."

Cash Provided by Operations

Net cash provided by operations was $160.3 million in the year ended December 31, 2019 compared with $139.1 million in the prior year. Our net cash provided by operations increased primarily due to a $22.5 million favorable year-over-year impact of net changes in operating working capital, which was primarily caused by lower accounts receivable balances versus prior year. Significant non-cash items that contributed to year-over-year changes in net income (and subsequently adjusted for calculate operating cash flow) include the Brazilian tax litigation accrual in 2019 and the impairment of an equity affiliate, a benefit related to the Tax Act, and the favorable revaluation of contingent consideration in 2018.

Working Capital

As of December 31, 2019, we had net operating working capital of $168.8 million and cash and cash equivalents of $103.0 million, compared with net operating working capital of $195.2 million and cash and cash equivalents of $93.8 million as of December 31, 2018. Changes in the amounts that make up these balances also reflect the impacts of changes in currency exchange rates, which are included in the changes in operating working capital presented on the Consolidated Statements of Cash Flow.

In 2019, net changes in operating working capital decreased cash flow by $1.8 million. The improvement compared with prior year was driven primarily by lower accounts receivables and higher accrued expenses.

In 2018, net changes in operating working capital decreased cash flow by $24.3 million, driven primarily by higher accounts receivables associated with sales growth.

Cash Used for Investing

Cash used for investing activities during 2019 was $14.8 million and consisted primarily of cash paid for capital spending partially offset by proceeds from the sale of RTL Philippines assets.

Cash used for investing activities during 2018 was $27.5 million and consisted primarily of cash paid for capital spending.

Capital Spending

Capital spending was $28.6 million, and $27.0 million in 2019 and 2018, respectively.  During 2019 and 2018 capital spending was primarily related to maintenance capital spending, capacity additions to support growth in filtration, transportation and infrastructure end-markets, construction on AMS manufacturing facilities in China and Poland, the development of new products, the rebuild of certain paper manufacturing lines, and IT infrastructure.

We incur capital spending as necessary to meet legal requirements and otherwise in connection with the protection of the environment at our facilities in the U.S., United Kingdom, France, Belgium, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of less than $1.0 million in each of 2020 and 2021, of which no material amount is expected to be the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Used for Financing Activities

During 2019, financing activities consisted primarily of net repayments on borrowings of $80.5 million, cash dividends of $54.4 million paid to SWM stockholders and share repurchases of $0.9 million.

During 2018, financing activities consisted primarily of net repayments on borrowings of $61.1 million, cash dividends of $53.2 million paid to SWM stockholders, cash paid for debt issuance costs of $3.6 million and share repurchases of $3.0 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 20, 2020, we announced a cash dividend of $0.44 per share payable on March 20, 2020 to stockholders of record as of the close of business on March 4, 2020. The covenants contained in our Indenture and Credit Agreement, each, as defined below in "Debt Instruments and Related Covenants," require that we maintain certain financial ratios, as disclosed in Note 15. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2019 and 2018, we repurchased 25,297 shares and 75,395 shares, respectively, of our common stock at a cost of $0.9 million and $3.0 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2019	2018
Changes in short-term debt	$(0.1)	$(1.3)
Proceeds from issuances of long-term debt	19.1	634.2
Payments on long-term debt	(99.5)	(694.0)
Net (repayments on) proceeds from borrowings	$(80.5)	$(61.1)

Net repayments from borrowings were $80.5 million during 2019. Absent any substantial acquisition(s) or any share repurchases, the Company does not expect to incur any significant additional borrowings during 2020.

Credit Agreement

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million. See Note 15. Debt, of the Notes to Consolidated Financial Statements, for more information.

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Unused borrowing capacity under the Credit Agreement was $495.5 million as of December 31, 2019. We also had availability under our bank overdraft facilities and lines of credit of $6.1 million as of December 31, 2019.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at December 31, 2019. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the Credit Agreement, at December 31, 2019 and December 31, 2018 were 47.6% and 52.7%, respectively.

Senior Secured Notes

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the Credit Agreement, as defined below, or that guarantees certain other indebtedness, subject to certain exceptions.

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

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2018 and 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on March 1, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Current debt (1)	$2.8	$2.8	$—	$—	$—	$—	$—
Long-term debt (2)	549.4	—	3.5	3.5	2.8	2.1	537.5
Debt interest (3)	203.0	31.2	31.1	31.1	31.0	30.9	47.7
Restructuring obligations (4)	0.5	0.5	—	—	—	—	—
Minimum operating lease payments (5)	27.5	6.2	5.2	4.0	2.8	2.3	7.0
Purchase obligations - raw materials (6)	15.9	8.8	3.8	1.7	1.1	0.5	—
Purchase obligations - energy (7)	46.7	25.4	14.8	2.1	0.5	0.5	3.4
Tax Act transition obligation (8)	23.7	2.3	2.3	2.3	4.2	5.6	7.0
Other contractual obligations (9) (10) (11)	0.4	0.4	—	—	—	—	—
Total	$869.9	$77.6	$60.7	$44.7	$42.4	$41.9	$602.6

(1)	Current debt excludes debt issuance costs of $1.3 million; see Note 15. Debt, of the Notes to Consolidated Financial Statements.

(2)
Long-term debt excludes debt issuance costs of $4.6 million and $6.9 million in unamortized discount on the senior unsecured notes; see additional information regarding long-term debt in Note 15. Debt, of the Notes to Consolidated Financial Statements.

(3)
The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2019. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2019, a 100 basis point increase in interest rates would increase our debt interest obligation by $3.7 million in 2020, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2019. For more information regarding our outstanding debt and associated interest rates, as well as hedging strategies in place which serve to fix the interest rate on a large portion of our debt, see Note 15. Debt, of the Notes to Consolidated Financial Statements.

(4)	Restructuring obligations are more fully discussed in Note 14. Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)	Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2019.

(6)
Purchase obligations for raw materials include our calcium carbonate purchase agreement at our plant in Quimperlé, France, in which a vendor operates an on-site calcium carbonate plant and our plant has minimum purchase quantities. See Note 21. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)
Purchase obligations for energy include obligations under agreements with (1) an energy co-generation supplier at our plants in Quimperlé, France and Spay, France, to supply steam for which our plants have minimum purchase commitments, (2) a natural gas supplier to supply and distribute 100% of the natural gas needs of our three French plants, (3) an electricity supplier to supply and distribute the electricity needs of our three French plants, (4) an energy supplier to supply a constant supply of electricity for our Pirahy plant in Brazil, (5) an energy supplier to supply natural gas for our Pirahy plant in Brazil and (6) an energy supplier has a contract to provide biomass at our Spay, France facility for the next two years. See Note 21. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(8)
On December 22, 2017, the United States enacted the Tax Act into law, which requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Companies may elect to pay the tax over eight years based on an installment schedule outlined in the Tax Act. We have made this election and have reflected our transition tax due by year as a contractual obligation. See Note. 18. Income Taxes, of the Notes to Consolidated Financial Statements for additional information.

(9)
Other contractual obligations relate to commitments for capital projects. Other contractual obligations exclude $1.7 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2019.

(10)
Other contractual obligations do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $127.0 million in assets at December 31, 2019. The combined projected benefit obligation ("PBO") of our U.S. and French pension plans was underfunded by $24.9 million and $26.6 million as of December 31, 2019 and 2018, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We expect 2020 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 19. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)
Other contractual obligations do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were approximately $0.0 million and $0.1 million in the years ended December 31, 2019 and 2018, respectively. Based on this past experience, we currently expect our share of the net payments to be less than $1.0 million during 2020 for these benefits. For more information regarding our retiree healthcare and life insurance benefit obligations, see Note 19. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

OUTLOOK

For the AMS segment, we expect our growth outlook to be driven by macro factors affecting our served end-markets, including filtration, transportation, infrastructure and construction, medical, and industrial, as well as industry demand for many of our key applications. We expect water and other specialty filtration applications, surface protection products within transportation, and our products for infrastructure and construction end-markets to deliver growth exceeding GDP, or other global growth benchmarks, over the long-term due to the relative strong demand for the specific products we provide. Generally, we believe that our sales into the industrial and medical end-markets will perform relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China. Excluding potential impacts from raw material price movements, the Company generally projects margin expansion in the AMS segment as a result of expected organic sales growth. For the EP segment, we expect our performance to be driven by macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and the potential regulatory changes in the tobacco industry such as approvals of various new reduced-risk tobacco products or tax-related price increases. In addition, cigarette industry consolidation may play a role in affecting trends in the tobacco industry.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2020 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Conwed acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report as well as the following factors:

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

•
Events occurring in countries having a large share of the global economy (such as China, Japan, or the EU) can have an impact on economies that are interdependent and thereby affect those in which the Company primarily operates. For example, the impact of a slowdown of the Chinese economy due to the outbreak of a virus there on the global economy and our future results is uncertain.

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

Additionally, changes in foreign currency exchange rates may have an impact on the amount reported in Other (expense) income, net. Once the above-indicated receivables and payables from the sale and purchase transactions have been recorded, to the extent currency exchange rates change prior to settlement of the balance, a gain or loss on the non-local currency denominated asset or liability balance may be experienced, in which case such gain or loss is included in Other (expense) income, net.

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations in the foreseeable future. As of December 31, 2019, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $3.2 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2019 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2019, a 100 basis point increase in interest rates would result in a $3.7 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2019. As of December 31, 2019, the percentage of the Company’s fixed and floating interest rate debt was 64% and 36%, respectively.  The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. On September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. See Note 16. Derivatives, of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2019, the percentage of the Company’s debt subject to fixed and floating rates of interest was 97% and 3%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the AMS segment and wood pulp is our largest single component of raw material cost in our EP segment. The per pound price of resin is volatile and may impact the future results of our AMS segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2014 through December 2019, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, increased by approximately 53%. We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

In our AMS segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $13.5 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $4.9 million, assuming no compensating change in our selling prices.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $4.8 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$1,022.8	$1,041.3	$982.1
Cost of products sold	732.8	762.8	698.7
Gross profit	290.0	278.5	283.4

Selling expense	33.7	35.7	33.3
Research expense	13.5	15.2	17.8
General expense	105.1	90.9	95.9
Total nonmanufacturing expenses	152.3	141.8	147.0

Restructuring and impairment expense	3.7	1.7	8.1
Operating profit	134.0	135.0	128.3
Interest expense	36.1	28.2	26.9
Other (expense) income, net	(1.0)	10.0	0.1
Income from continuing operations before income taxes and income from equity affiliates	96.9	116.8	101.5

Provision for income taxes	15.2	10.7	69.6
Income (Loss) from equity affiliates, net of income taxes	4.1	(11.3)	2.5
Income from continuing operations	85.8	94.8	34.4
(Loss) gain from discontinued operations	—	(0.3)	0.1
Net income	$85.8	$94.5	$34.5

Net income (loss) per share - basic:
Income per share from continuing operations	$2.78	$3.08	$1.12
Loss per share from discontinued operations	—	(0.01)	—
Net income per share – basic	$2.78	$3.07	$1.12

Net income (loss) per share – diluted:
Income per share from continuing operations	$2.76	$3.07	$1.12
Loss per share from discontinued operations	—	(0.01)	—
Net income per share – diluted	$2.76	$3.06	$1.12

Weighted average shares outstanding:

Basic	30,652,200	30,551,300	30,407,100

Diluted	30,838,300	30,692,900	30,549,300
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$85.8	$94.5	$34.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1.8	(28.6)	36.0
Less: Reclassification adjustment for realized translation adjustments	(0.9)	(0.8)	—

Unrealized gains on derivative instruments	1.6	2.4	2.0
Less: Reclassification adjustment for (gains) losses on derivative instruments included in net income	(4.5)	(3.7)	0.3

Net gain (loss) from postretirement benefit plans	0.6	(3.3)	8.3
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	3.3	3.8	3.3
Other comprehensive income (loss)	1.9	(30.2)	49.9
Comprehensive income	$87.7	$64.3	$84.4
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$103.0	$93.8
Accounts receivable, net	143.2	154.6
Inventories	161.4	151.5
Income taxes receivable	12.5	12.2
Assets held for sale	—	12.0
Other current assets	7.4	5.1
Total current assets	427.5	429.2

Property, plant and equipment, net	330.3	340.3
Deferred income tax benefits	3.7	0.3
Investment in equity affiliates	52.4	51.9
Goodwill	337.4	338.1
Intangible assets	251.2	272.8
Other assets	69.2	33.9
Total assets	$1,471.7	$1,466.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$1.9	$3.3
Accounts payable	66.4	65.7
Income taxes payable	2.8	1.6
Accrued expenses	86.5	72.9
Total current liabilities	157.6	143.5

Long-term debt	540.8	618.8
Long-term income tax payable	21.4	27.0
Pension and other postretirement benefits	31.6	28.2
Deferred income tax liabilities	48.2	48.0
Other liabilities	74.4	43.1
Total liabilities	874.0	908.6
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 30,896,661 and 30,771,244 shares issued and outstanding at December 31, 2019 and 2018, respectively	3.1	3.1
Additional paid-in-capital	78.8	71.1
Retained earnings	638.4	608.2
Accumulated other comprehensive loss	(122.6)	(124.5)
Total stockholders' equity	597.7	557.9
Total liabilities and stockholders' equity	$1,471.7	$1,466.5
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2016	30,544,494	$3.1	$59.2	$585.3	$(139.3)	$508.3
Net income	—	—	—	34.5	—	34.5
Other comprehensive income, net of tax	—	—	—	—	49.9	49.9
Dividends declared ($1.69 per share)	—	—	—	(51.9)	—	(51.9)
Restricted stock issuances, net	186,867	—	—	—	—	—
Stock-based employee compensation expense	—	—	6.9	—	—	6.9
Stock issued to directors as compensation	5,798	—	0.2	—	—	0.2
Purchases and cancellation of common stock	(25,860)	—	—	(1.2)	—	(1.2)
Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of change in accounting standards	—	—	—	3.2	(4.9)	(1.7)
Net income	—	—	—	94.5	—	94.5
Other comprehensive loss, net of tax	—	—	—	—	(30.2)	(30.2)
Dividends declared ($1.73 per share)	—	—	—	(53.2)	—	(53.2)
Restricted stock issuances, net	130,617	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.6	—	—	4.6
Stock issued to directors as compensation	4,723	—	0.2	—	—	0.2
Purchases and cancellation of common stock	(75,395)	—	—	(3.0)	—	(3.0)
Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of change in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	85.8	—	85.8
Other comprehensive loss, net of tax	—	—	—	—	1.9	1.9
Dividends declared ($1.76 per share)	—	—	—	(54.4)	—	(54.4)
Restricted stock issuances, net	147,113	—	—	—	—	—
Stock-based employee compensation expense	—	—	7.6	—	—	7.6
Stock issued to directors as compensation	3,601	—	0.1	—	—	0.1
Purchases and cancellation of common stock	(25,297)	—	—	(0.9)	—	(0.9)
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Operations
Net income	$85.8	$94.5	$34.5
Less: (Loss) gain from discontinued operations	—	(0.3)	0.1
Income from continuing operations	85.8	94.8	34.4
Non-cash items included in net income:
Depreciation and amortization	57.7	61.6	59.5
Impairments	1.1	0.2	4.6
Deferred income tax (benefit) provision	(3.4)	7.5	1.6
Pension and other postretirement benefits	2.6	2.8	3.8
Stock-based compensation	7.7	4.8	7.1
(Income) loss from equity affiliates	(4.1)	11.3	(2.5)
Brazil tax assessment accruals, net	10.9	—	—
Gain on sale of assets	—	—	(4.9)
Long-term income tax payable	(0.6)	(12.0)	36.7
Change in fair value of contingent consideration	—	(10.2)	—
Cash dividends received from equity affiliates	2.6	2.0	1.8
Other items	1.8	0.4	0.7
Changes in operating working capital:
Accounts receivable	10.8	(18.3)	(0.9)
Inventories	(11.2)	(4.9)	(6.4)
Prepaid expenses	(0.2)	(0.1)	0.8
Accounts payable	(2.1)	8.0	4.7
Accrued expenses	3.9	(1.0)	(3.0)
Accrued income taxes	(3.0)	(8.0)	(7.1)
Net changes in operating working capital	(1.8)	(24.3)	(11.9)
Net cash provided by operating activities of:
- Continuing operations	160.3	138.9	130.9
- Discontinued operations	—	0.2	0.1
Cash provided by operations	160.3	139.1	131.0
Investing
Capital spending	(28.6)	(27.0)	(37.2)
Capitalized software costs	(5.5)	(2.7)	(3.5)
Acquisitions, net of cash acquired	—	—	(291.7)
Proceeds from sale of assets	14.7	—	7.0
Other investing	4.6	2.2	6.9
Cash used for investing	(14.8)	(27.5)	(318.5)
Financing
Cash dividends paid to SWM stockholders	(54.4)	(53.2)	(51.9)
Changes in short-term debt, net	(0.1)	(1.3)	1.5
Proceeds from issuances of long-term debt	19.1	634.2	440.5
Payments on long-term debt	(99.5)	(694.0)	(208.8)
Payments for debt issuance costs	—	(3.6)	(0.6)
Purchases of common stock	(0.9)	(3.0)	(1.2)
Cash (used in) provided by financing	(135.8)	(120.9)	179.5
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(3.8)	7.5
Increase (decrease) in cash and cash equivalents	9.2	(13.1)	(0.5)
Cash and cash equivalents at beginning of period	93.8	106.9	107.4
Cash and cash equivalents at end of period	$103.0	$93.8	$106.9
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

The Advanced Materials & Structures segment, or AMS, produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, transportation, construction and infrastructure, medical, and industrial end-markets.

The Engineered Papers segment, or EP, primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products, or "recon." Traditional reconstituted tobacco leaf, or "RTL," is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as LIP (low ignition propensity) cigarette paper, a specialty product with fire-safety features, are two key profit drivers. The EP segment also produces non-tobacco papers for both premium applications, such as energy storage, and industrial commodity paper grades, which are often produced to maximize machine utilization.

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

As used in this 2019 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America, "U.S. GAAP." The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances. Actual results may differ from those estimates and assumptions as a result of a number of factors, including those discussed elsewhere in this report and in its other public filings from time to time.

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

The Company uses the equity method to account for its investments in two joint ventures with the China National Tobacco Corporation (see Note 10. Joint Ventures). Investment in equity affiliates represents the Company’s investment in these joint ventures. The Company’s 50% share of the net income (loss) of the joint ventures is included in the consolidated statements of income as income (loss) from equity affiliates.

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

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $6.8 million, $5.9 million and $3.9 million of royalty income during 2019, 2018 and 2017 respectively, which is included in net sales in the Consolidated Statements of Income.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts, included in other (expense) income, net, were losses of $1.4 million, $1.5 million and $3.5 million in 2019, 2018 and 2017, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. See Note 16. Derivatives, for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals. As of December 31, 2019 and 2018, included in Cash and cash equivalents on the Consolidated Balance Sheets is $0.6 million in contractually restricted cash.

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $0.0 million, $0.0 million, and $0.2 million in 2019, 2018 and 2017, respectively.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the first step of the goodwill impairment test is not necessary. Otherwise, we would proceed to the first step of the goodwill impairment test.

Alternatively, we may also bypass the Step 0 Test and proceed directly to the first step of the goodwill impairment test. The first step compares the book value of the reporting unit to its fair value. If the book value of a reporting unit exceeds its fair value, the Company performs the second step. In the second step, the Company determines an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. Any impairment loss is measured as the excess of the book value of the goodwill over the implied fair value of that goodwill. See Note 11. Goodwill for further discussion of the Company's annual impairment test results. During the annual testing in the fourth quarter of 2019, the estimated fair value of each of the Company's reporting units was in excess of its respective carrying value.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $1.9 million, $1.6 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Accumulated amortization of capitalized software costs was $36.9 million and $35.5 million at December 31, 2019 and 2018, respectively. See Note 13. Other Assets for additional information.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. See Note 13. Other Assets for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We operate and are subject to income taxes in the U.S. and numerous foreign jurisdictions. The complexity of our global structure requires significant judgments and estimates in determining the allocation of income to each of these jurisdictions and consolidated income tax expense.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the Company would be able to realize the deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

On December 22, 2017, the Tax Act was enacted into law effective January 1, 2018. The new legislation contains several key tax provisions that affected the Company, and include but are not limited to a one-time deemed repatriation tax on post-1986 accumulated earnings and profits of the foreign subsidiary undistributed earnings (“transition tax”), a reduction of the federal corporate income tax rate from 35% to 21%, a new deduction for Foreign-Derived Intangible Income ("FDII"), and a new provision designed to tax Global Intangible Low Taxed Income (“GILTI”) of foreign subsidiaries effective January 1, 2018. As a result of the GILTI provision, the FASB issued Staff Q&A Topic 740, No. 5 “Accounting for Global Intangible Low-Taxed Income” requiring an entity to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a current period expense when incurred. Management makes certain judgments in interpreting the manner in which complex key provisions of the Tax Act should be applied and in the determination of income tax expense and liabilities.

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

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate. See Note 19. Postretirement and Other Benefits for additional information.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income includes net income, as well as items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented comprehensive income in the Consolidated Statements of Comprehensive Income. Reclassification adjustments of derivative instruments are presented in Net sales and Interest expense in the Consolidated Statements of Income. See Note 16. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit (OPEB) liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 19. Postretirement and Other Benefits.

Components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	December 31,
	2019	2018
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.8 million and $11.4 million at December 31, 2019 and 2018, respectively	$(24.3)	$(28.2)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $1.6 million and $1.6 million at December 31, 2019 and 2018, respectively	(3.5)	(0.6)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $5.0 million and $1.7 million at December 31, 2019 and 2018, respectively	(94.8)	(95.7)
Accumulated other comprehensive loss	$(122.6)	$(124.5)

Changes in the components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	For the Years Ended December 31,
	2019			2018			2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$2.5	$1.4	$3.9	$(0.9)	$(2.4)	$(3.3)	$15.4	$(3.8)	$11.6
Derivative instrument adjustments	(2.9)	—	(2.9)	(2.4)	1.4	(1.0)	5.1	(2.8)	2.3
Unrealized foreign currency translation adjustments	(2.5)	3.4	0.9	(28.0)	(2.8)	(30.8)	31.5	4.5	36.0
Total	$(2.9)	$4.8	$1.9	$(31.3)	$(3.8)	$(35.1)	$52.0	$(2.1)	$49.9

The change in the components of Accumulated other comprehensive loss for the year ended December 31, 2018 includes a $4.9 million cumulative-effect adjustment from Accumulated other comprehensive loss directly to Retained earnings as a result of the adoption of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," as discussed below.

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of shares related to continued service requirements as they occur. A summary of outstanding restricted stock awards as of December 31, 2019 and 2018 is included in Note 20. Stockholders' Equity.

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

Fair Value Option

The Company has not elected to measure its financial instruments or certain commitments at fair value.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other (expense) income, net, in the Consolidated Statements of Income. The reclassification of these costs affects only the EP segment, as there are no pension costs associated with the AMS segment. For the year ended December 31, 2017, $3.6 million in pension expense were reclassified from Operating profit to Other expense in the consolidated statement of income for the 2017 comparative period. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." This amendment clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company adopted this guidance as of January 1, 2018. Adoption of ASU 2017-09 did not have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This amendment better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted and should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company elected to early adopt this guidance as of January 1, 2018. Refer to Note 16. Derivatives for additional information regarding the impact of adoption of this standard on the Company's financial statements.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and make the accounting treatment for employee and nonemployee share-based transactions more consistent. ASU 2018-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. Early adoption is permitted, but no earlier than the entity's adoption date of Topic 606. The Company adopted this ASU on January 1, 2019 and the adoption of this guidance did not have a material impact on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new standard simplifies income tax accounting requirements by removing certain exceptions to the general principles in Topic 740, Income Taxes. The provisions of this ASU are effective for years beginning after December 15, 2020 with early adoption permitted. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

Note 3. Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. Any variable consideration, such as discounts or price concessions, is set forth in the terms of the contract at inception and is included in the assessment of the transaction price at the outset of the arrangement. The transaction price is allocated to the individual performance obligations due under the contract based on the relative stand-alone fair value of the performance obligations identified in the contract. The Company typically uses an observable price to determine the stand-alone selling price for separate performance obligations.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	For the Years Ended December 31,
	2019			2018			2017
	AMS	EP	Total	AMS	EP	Total	AMS	EP	Total
Product revenues	$462.8	$484.2	$947.0	$455.5	$500.1	$955.6	$419.5	$464.7	$884.2
Materials conversion revenues	8.9	56.4	65.3	8.4	68.2	76.6	11.4	79.3	90.7
Other revenues	5.5	5.0	10.5	4.0	5.1	9.1	2.3	4.9	7.2
Total revenues (1)	$477.2	$545.6	$1,022.8	$467.9	$573.4	$1,041.3	$433.2	$548.9	$982.1
(1) Revenues include net hedging gains and losses for the years ended December 31, 2019, 2018 and 2017.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	For the Years Ended December 31,
	2019			2018			2017
	AMS	EP	Total	AMS	EP	Total	AMS	EP	Total
United States	$331.3	$182.8	$514.1	$320.1	$193.3	$513.4	$292.7	$176.2	$468.9
Europe and the former Commonwealth of Independent States	45.8	172.6	218.4	46.2	214.6	260.8	51.6	208.3	259.9
Asia/Pacific (including China)	77.6	95.0	172.6	76.6	82.8	159.4	66.1	82.3	148.4
Latin America	7.6	45.6	53.2	10.0	43.5	53.5	9.4	48.5	57.9
Other foreign countries	14.9	49.6	64.5	15.0	39.2	54.2	13.4	33.6	47.0
Total revenues (1)	$477.2	$545.6	$1,022.8	$467.9	$573.4	$1,041.3	$433.2	$548.9	$982.1
(1) Revenues include net hedging gains and losses for the years ended December 31, 2019, 2018 and 2017.

Note 4. Leases

The Company adopted the guidance contained in ASC 842, Leases, on January 1, 2019 using the modified retrospective approach permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. The comparative period presented in the consolidated financial statements for 2018 continue to be presented in accordance with previous GAAP as codified in ASC 840, Leases.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Components of right-of-use assets and lease liabilities presented in the balance sheet are as follows ($ in million):

Assets	Classification	December 31, 2019
Operating lease right-of-use assets	Other assets	$20.9
Finance lease right-of-use assets	Property, plant and equipment, net	2.9
Total right of use assets		$23.8

Liabilities	Classification	December 31, 2019
Current operating lease obligation	Accrued expenses and other current liabilities	$4.9
Long-term operating lease obligation	Other liabilities	17.2
Total operating lease obligation		$22.1

Current finance lease obligation	Current debt	$0.4
Long-term finance lease obligation	Long-term debt	2.8
Total finance lease obligation		$3.2

	December 31, 2019
Assets	Finance	Operating	Total
Land and improvements	$—	$0.1	$0.1
Buildings and improvements	2.9	21.8	24.7
Machinery and equipment	0.7	4.5	5.2
Gross property, plant and equipment	3.6	26.4	30.0
Less: Accumulated depreciation	(0.7)	(5.5)	(6.2)
Right-of-use assets	$2.9	$20.9	$23.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of lease expense incurred by the Company are as follow ($ in millions):

Lease Cost	Year Ended December 31, 2019
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$0.2
Amortization of right-of-use assets	0.4
Operating lease cost	6.2
Short-term lease expense	0.3
Variable lease expense	—
Sublease income	—
Total Lease Cost	$7.1

The following table represents future contractual lease liabilities for the next five years and thereafter for finance and operating leases ($ in millions):

Maturity of Lease Liabilities	Finance	Operating	Total
2020	$0.6	6.2	$6.8
2021	0.6	5.2	5.8
2022	0.5	4.0	4.5
2023	0.5	2.8	3.3
2024	0.5	2.3	2.8
Thereafter	1.4	7.0	8.4
Total Lease Payments	$4.1	$27.5	$31.6
Less: Interest	0.9	5.4	6.3
Present Value of Lease Liabilities	$3.2	$22.1	$25.3

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.7
Finance leases	7.3
Weighted-average discount rate
Operating leases	6.49%
Finance leases	5.27%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information (millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6.3
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	0.2
Leased assets obtained in exchange for new finance lease liabilities	0.6
Leased assets obtained in exchange for new operating lease liabilities	3.3

Future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2018 were as follows ($ in millions):

2019	$5.8
2020	5.0
2021	4.4
2022	3.6
2023	3.0
Thereafter	8.1
Total	$29.9

Rental expense under operating leases was $6.7 million during 2018 and $6.4 million during 2017.

Note 5. Business Acquisitions

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

The consideration transferred to acquire Conwed was $295.0 million in cash, subject to certain customary post-closing adjustments, plus three potential earn-out payments not to exceed $40.0 million in the aggregate, which payments are contingent upon the achievement of certain financial metrics in each of 2019, 2020 and 2021, in each case, upon the terms and subject to the conditions contained in the Purchase Agreement. The estimated fair value of the potential earn-out payments at the acquisition date was $8.6 million, for total consideration transferred of $303.6 million. The estimated fair value of the deferred contingent consideration was determined based on management's projections related to the achievement of certain financial metrics for the aforementioned years. The discount rate used to value the liability was based on specific business risk, cost of capital and other factors. The fair value of the contingent consideration was determined using significant unobservable inputs and is considered a Level 3 liability. The liability associated with the contingent consideration is remeasured each quarter subsequent to the acquisition date, taking into consideration the changes in management's projections related to the achievement of certain financial metrics related to the contingent consideration. The liability will continue to be remeasured each quarter until either the agreement has expired or the contingency is resolved. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within Other (expense) income, net, in the Consolidated Statements of Income during the period in which the change occurs.

As of December 31, 2017, the fair value of the contingent liability was $9.5 million. During the year ended December 31, 2018, the fair value of the contingent liability had increased to $10.2 million, including $0.7 million in accretion year-to-date. Upon review of management's projections and estimates through December 31, 2021, the Company determined that the contingent payments were no longer probable, such that the fair value of the contingent consideration

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was reduced to $0.0 million as of December 31, 2018, resulting in a $10.2 million gain recognized in Other (expense) income, net. No amounts were paid during the year of 2019, and the fair value of the contingent consideration remains at $0.0 million as of December 31, 2019.

The purchase price for Conwed was funded from the Company’s borrowings under the First Amendment to Second Amended and Restated Credit Agreement, while the purchase price for Conwed NV was funded from cash on hand. See Note 15. Debt, for additional information.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.0 million, $0.0 million and $0.2 million, respectively, in direct and indirect acquisition-related costs for the Conwed acquisition. For the year ended December 31, 2017, the Company incurred $0.6 million in financing costs related to the acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income. Financing costs related to expanding the Amended Credit Agreement (as defined below) have been capitalized and will be amortized in Interest expense over the life of the Amended Credit Agreement.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Discontinued Operations

The Company's former paper plant in San Pedro, Philippines has been reported as discontinued operations since 2013. This operation was previously presented as a component of the EP segment.

Included in Other Assets and Accrued Expenses within the Consolidated Balance Sheets were the following major classes of assets and liabilities, respectively, associated with the discontinued operations ($ in millions):

	December 31, 2019	December 31, 2018
Assets of discontinued operations:
Current assets	$0.8	$0.8
Other assets	1.2	1.2

Liabilities of discontinued operations:
Current liabilities	0.1	0.1

Summary financial results of discontinued operations were as follows ($ in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$—	$—	$—
Other (expense) income	—	(0.3)	0.1
(Loss) gain from discontinued operations before income taxes	—	(0.3)	0.1
Income tax (provision) benefit	—	—	—
(Loss) gain from discontinued operations	$—	$(0.3)	$0.1

Note 7. Accounts Receivable

Accounts receivable, net are summarized as follows ($ in millions):

	December 31,
	2019	2018
Trade receivables	$114.6	$130.9
Business tax credits, including VAT	5.2	4.0
Hedge contracts receivable	4.9	2.1
Other receivables	20.0	19.3
Less allowance for doubtful accounts and sales discounts	(1.5)	(1.7)
Total accounts receivable, net	$143.2	$154.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or market. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. During the year of 2019, 2018 and 2017 there were no material inventory write-offs. The following schedule details inventories by major class ($ in millions):

	December 31,
	2019	2018
Raw materials	$61.1	$50.2
Work in process	20.7	22.4
Finished goods	65.3	69.9
Supplies and other	14.3	9.0
Total	$161.4	$151.5

Note 9. Property, Plant and Equipment

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2019	2018
Land and improvements	$14.8	$15.0
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	142.3	142.0
Machinery and equipment (5 to 20 years)	622.6	620.9
Construction in progress	24.0	14.6
Gross property, plant and equipment	803.7	792.5
Less: Accumulated depreciation	473.4	452.2
Property, plant and equipment, net	$330.3	$340.3

Depreciation expense was $35.8 million, $38.1 million and $35.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Joint Ventures

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and the Company’s subsidiary, Schweitzer-Mauduit International China, Limited, or SM-China, each own 50% of each of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD, or CTS, produces reconstituted tobacco leaf products. The joint ventures pay to each the Company and CNTC sales-based royalties and management fees, of which SWM recognized $2.1 million, $2.2 million and $2.1 million in 2019, 2018 and 2017, respectively, in Other (expense) income, net in the consolidated statements of income.

The Company uses the equity method to account for its ownership interest in both joint ventures. At December 31, 2019 and 2018, the Company’s equity investment in joint ventures was $52.4 million and $51.9 million, respectively. The Company’s share of the net income (loss) was included in Income (loss) from equity affiliates, net of income taxes within the consolidated statements of income. We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other than temporary decline in value.  When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, internally developed analysis and analysis of external data. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the consolidated financial statements as an impairment.

As a result of declining sales, negative developments during the fourth quarter of 2018, and the current and forecasted production volumes compared to normal capacity, the Company performed an impairment analysis at December 31, 2018 and recorded a $15.0 million impairment charge within Income (loss) from equity affiliates, net of income taxes, in the consolidated statements of income.  The fair value of the CTS joint venture was estimated using Level 3 inputs under the fair value hierarchy using a discounted cash flow method based on management’s best estimates of future operating results.   These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as CTS’ current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether the impairment is other than temporary, the Company considered all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the CTS joint venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the CTS joint venture, and accordingly, may require future valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

Below is summarized balance sheet information of the China joint ventures as of December 31, 2019 and 2018 ($ in millions):

	December 31,
	2019	2018
Current assets	$99.4	$116.7
Noncurrent assets	168.0	183.6
Current liabilities	43.1	65.3
Long-term liabilities	88.4	100.9
Stockholder's equity	135.9	134.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is summarized statement of operations information of the China joint ventures for the years ended December 31, 2019, 2018 and 2017 ($ in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$103.5	$109.7	$105.0
Gross profit	32.2	33.4	29.1
Net income	8.3	7.4	4.9

Note 11. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2019, 2018 and 2017 resulted in no impairment. Each of the Company's two reportable segments, AMS and EP, have goodwill. There are no accumulated impairment losses in the AMS segment as of December 31, 2019. The EP segment has recorded $2.7 million in accumulated impairment losses in previous years.

The changes in the carrying amount of goodwill for each reportable segment were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2017	$336.1	$5.2	$341.3
Foreign currency translation adjustments	(3.0)	(0.2)	(3.2)
Goodwill as of December 31, 2018	$333.1	$5.0	$338.1
Foreign currency translation adjustments	(0.6)	(0.1)	(0.7)
Goodwill as of December 31, 2019	$332.5	$4.9	$337.4

Note 12. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$67.7	$—	$1.8	$206.8
Developed technology	34.0	10.9	—	0.4	22.7
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	2.2	—	—	0.7
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$82.0	$20.7	$2.5	$231.3

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$—	$19.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Advanced Materials & Structures
Customer relationships	$276.3	$50.4	$—	$0.7	$225.2
Developed technology	34.0	8.5	—	0.2	25.3
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	1.7	—	—	1.2
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$61.8	$20.7	$1.2	$252.8

Unamortized Intangible Assets (Advanced Materials & Structures)
Trade names	$20.0	$—	$0.1	$(0.1)	$20.0

Amortization expense of intangible assets was $20.3 million, $20.7 million and $20.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method.

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

The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

For the year ending December 31,	Estimated Amortization Expense
2020	$19.9
2021	19.9
2022	19.9
2023	19.6
2024	19.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2019	2018
Capitalized software costs, net of accumulated amortization	$11.9	$8.3
Business tax credits, including VAT and ICMS (net of $12.1 million and $11.5 million reserve as of December 31, 2019 and 2018, respectively)	—	1.2
Grantor trust assets	14.7	10.9
Net pension assets	5.9	0.8
Long-term supplies inventory	6.9	6.8
Operating lease assets	20.9	—
Other assets	8.9	5.9
Total	$69.2	$33.9

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

Note 14. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $3.7 million, $1.7 million and $8.1 million in the years ended December 31, 2019, 2018 and 2017, respectively.

The Company incurred $1.1 million, $1.5 million and $2.7 million in restructuring and impairment expenses during the years ended December 31, 2019, 2018 and 2017, respectively, within the AMS segment. Restructuring and impairment expense for the year ended December 31, 2019 consisted of $1.1 million in impairment charges at our U.S. and Chinese manufacturing facilities. Restructuring and impairment expense for the year ended December 31, 2018 consisted of $1.1 million in severance accruals for employees at our U.S. manufacturing operations, as well as $0.4 million in impairment charges at our U.S. manufacturing facilities. Restructuring and impairment expense for the year ended December 31, 2017 consisted of $2.6 million in severance accruals for employees at our U.S. and Belgium manufacturing operations, as well as $0.1 million in impairment charges at one of our U.S. manufacturing facilities.

In the EP segment, restructuring and impairment expenses were $2.6 million, $0.2 million and $5.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. During 2019, restructuring and impairment expenses in the EP segment consisted of $2.6 million in severance accruals for employees at our manufacturing facilities in the U.S., Brazil and France.

During 2018, restructuring and impairment expenses in the EP segment consisted of $0.2 million in severance accruals for employees at our manufacturing facilities in France.

In 2017, restructuring and impairment expenses in the EP segment consisted of $0.8 million in severance accruals for employees at our manufacturing facilities in the U.S. and France, as well as an impairment charge of $4.0 million at our Philippines RTL location, and impairment charges totaling $0.5 million at our French and United States manufacturing facilities.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company incurred $0.0 million, $0.0 million, and $0.1 million in 2019, 2018, and 2017, respectively, in restructuring expenses related to accruals for severance expenses within supporting overhead departments which were not allocated to a specific segment.

Restructuring liabilities were classified within Accrued expenses in each of the Consolidated Balance Sheets as of December 31, 2019 and 2018. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2019	2018
Balance at beginning of year	$1.4	$1.7
Accruals for announced programs	3.7	1.3
Cash payments	(4.2)	(3.3)
Other	(0.4)	1.8
Exchange rate impacts	—	(0.1)
Balance at end of period	$0.5	$1.4

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

In early 2015, the Company made the decision to dispose of the Company’s mothballed RTL facility and related equipment in the Philippines. These assets were included in the EP segment. Impairment charges of $4.0 million were recognized on these assets during the year ended December 31, 2017. There were no impairment charges related to these assets recorded during 2018 or 2019. The legal entity and its related assets were sold on December 18, 2019 for total consideration of $13.3 million, and the Company recorded a net gain of $0.3 million.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Debt

Total debt, net of debt issuance costs, is summarized in the following table ($ in millions):

	December 31, 2019	December 31, 2018
Revolving credit agreement - U.S. dollar borrowings	$—	$76.0
Term loan facility	197.5	199.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $6.9 million and $7.6 million as of December 31, 2019 and December 31, 2018, respectively	343.1	342.4
French employee profit sharing	4.8	6.6
Finance lease obligations[1]	3.2	4.7
Other	—	0.1
Debt issuance costs	(5.9)	(7.2)
Total debt	542.7	622.1
Less: Current debt	(1.9)	(3.3)
Long-term debt	$540.8	$618.8

1The Company adopted the guidance contained in ASC 842, Leases, on January 1, 2019 using the modified retrospective approach permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The comparative period presented in the consolidated financial statements for 2018 continue to be presented in accordance with previous GAAP as codified in ASC 840, Leases. 2018 lease obligations in the above table were long-term capital leases obligations.

Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or the Term Loan Facility so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

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

Under the terms of the Credit Agreement, the Company will be required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the Credit Agreement are secured by substantially all of the personal property of the Company and its domestic subsidiaries, while the obligations of the Luxembourg-based holding subsidiaries were secured by a pledge of certain of the equity interests held in their operating subsidiaries. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2019.

Also on September 25, 2018, the Company borrowed approximately $91.0 million under the Revolving Credit Facility and $200.0 million under the Term Loan Facility. The Company utilized these borrowings under the Credit Agreement together with the net proceeds from the offering of the Senior Unsecured Notes discussed below to refinance all amounts outstanding under the Company’s Prior Credit Agreement and to pay related fees and expenses.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the average interest rate was 3.56% on outstanding Term Loan Facility borrowings.

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the Credit Agreement (as defined below) or that guarantees certain other indebtedness, subject to certain exceptions.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2019.

The effective interest rate on the 6.875% senior unsecured notes due 2026, taking into account all underwriter and original issue discounts, was 7.248%.
French Employee Profit Sharing

At both December 31, 2019 and 2018, long-term debt other than the Amended Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 0.62% and 1.04% at December 31, 2019 and 2018, respectively, and are generally payable in the fifth year subsequent to the year in which the profit sharing is accrued.

Bank Overdrafts

The Company also had bank overdraft facilities of $6.1 million and $6.1 million, at December 31, 2019 and 2018, respectively, of which none was outstanding at either December 31, 2019 or 2018. Interest is incurred on outstanding amounts at market rates and was 0.26% and 0.26%, respectively, at December 31, 2019 and 2018. No commitment fees are paid on the unused portion of these facilities.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rate Swap Agreements

From time to time, the Company enters into interest rate swap transactions to manage the Company's interest rate risk and cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. See Note 16. Derivatives for additional information.

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2019 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of December 31, 2019 ($ in millions):

2020	$2.8
2021	3.5
2022	3.5
2023	2.8
2024	2.1
Thereafter	537.5
Total *	$552.2

* The expected maturities for the Company's debt obligations excludes finance lease obligations. Additional information regarding the future contractual lease liabilities for the next five years and thereafter for finance leases is included in Note 4. Leases, of the Notes to Consolidated Financial Statements.

Fair Value of Debt

At December 31, 2019 and 2018, the fair market value of the Company's 6.875% senior unsecured notes was $378.3 million and $331.6 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2019 and 2018 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

Debt Issuance Costs

In conjunction with the Indenture and Credit Agreement, the Company capitalized approximately $3.6 million in deferred debt issuance costs during the year ended December 31, 2018 which will be amortized over the term of the related debt instruments. Additionally, the Company wrote-off $0.5 million in deferred debt issuance costs related to the prior debt facilities. As of December 31, 2019 and 2018, the Company's total deferred debt issuance costs, net of accumulated amortization, were $5.9 million and $7.2 million, respectively.

Amortization expense of $1.2 million and $1.7 million was recorded during the years ended December 31, 2019 and 2018, respectively, and has been included as a component of Interest expense in the accompanying Consolidated Statements of Income. Following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2019 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020	$1.2
2021	1.2
2022	1.2
2023	1.0
2024	0.4
Thereafter	0.9
Total	$5.9

Note 16. Derivatives

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

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three-year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 15. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain will be amortized on a ratable basis from Accumulated other comprehensive income into income as interest expense over the remaining term of the interest rate swap. On September 11, 2019, the Company terminated this interest rate swap. Concurrently, on September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the existing credit agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•	September 13, 2019 - December 31, 2020 $185 million notional

•	December 31, 2020 - December 31, 2021 $150 million notional

•	December 31, 2021 - January 31, 2027 $100 million notional

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 11, 2019, the Company entered into a cross-currency swap arrangement with a major financial institution designed as a hedge having a maturity date of April 1, 2023. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €90.9 million at maturity. Under the terms of the new cross-currency swap, SWM will pay a fixed amount of Euro-denominated interest at a rate of 5.638% semiannually and receive U.S. dollar denominated payments at a rate of 6.875% semiannually on the notional amount of the swap.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2019 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$4.8	Accrued expenses	$5.6
Foreign exchange contracts	Other assets	6.3	Other liabilities	5.5
Interest rate contracts	Accounts receivable	—	Accrued expenses	0.2
Interest rate contracts	Other assets	—	Other liabilities	—
Total derivatives designated as hedges		$11.1		$11.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable	$0.1	Accounts payable	$—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$11.2		$11.3

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of Loss (Gain) Reclassified from AOCI	Loss (Gain) Reclassified from AOCI, Net of Tax
	2019	2018	2017		2019	2018	2017
Foreign exchange contracts	$(0.7)	$(1.7)	$2.2	Net sales	$(1.2)	$0.8	$0.4
Foreign exchange contracts	(2.3)	0.1	(0.6)	Other income, net	(1.9)	0.1	0.5
Interest rate contracts	4.6	4.0	0.4	Interest expense	7.6	2.8	(1.2)
Total	$1.6	$2.4	$2.0		$4.5	$3.7	$(0.3)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2019, 2018 or 2017.

In January 2018, the Company early adopted the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Upon adoption of this standard, the Company elected to de-designate the original hedging relationship of its pay-EUR, receive-USD cross currency swap and re-designate the cross currency swap with the terms based on the spot rate of the EUR. Prospectively, future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. Starting with the adoption date, all coupon payments will be recorded in earnings and the initial value of excluded components currently recorded in AOCI as an unrealized translation adjustment will be amortized into interest expense over the remaining 25 months of the swap, resulting in a positive impact to Net income. As of December 31, 2019, the gain, net of taxes, recognized in Accumulated other comprehensive loss on the cross currency swap derivative was $0.5 million. For the year ended December 31, 2019, $0.8 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $1.1 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2019	2018	2017
Foreign exchange contracts	$1.1	$(2.5)	$2.7
Total	$1.1	$(2.5)	$2.7

Note 17. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2019	2018
Accrued salaries, wages and employee benefits	$46.1	$43.1
Other accrued expenses	40.4	29.8
Total	$86.5	$72.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Income Taxes

For financial reporting purposes, income before income taxes includes the following components ($ in millions):

	For the Years Ended December 31,
	2019	2018	2017
United States	$60.0	$55.8	$42.6
Foreign	36.9	61.0	58.9
Total	$96.9	$116.8	$101.5

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2019	2018	2017
Current income taxes:
U.S. federal	$8.1	$(9.2)	$53.2
U.S. state	0.8	0.8	0.6
Foreign	9.7	11.6	14.2
	18.6	3.2	68.0
Deferred income taxes:
U.S. federal	2.3	3.6	(1.3)
U.S. state	(1.9)	1.4	2.9
Foreign	(3.8)	2.5	—
	(3.4)	7.5	1.6
Total	$15.2	$10.7	$69.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$20.3	21.0%	$24.5	21.0%	$35.6	35.0%
Foreign income tax rate differential	0.6	0.5	2.5	2.2	(3.3)	(3.3)
Income from passthrough entities	1.7	1.6	0.7	0.6	6.4	6.4
Global intangible low tax inclusion	(0.1)	(0.1)	7.0	6.0	—	—
Foreign derived intangible income	(0.2)	(0.2)	(4.2)	(3.6)	—	—
State income tax, net of federal benefit	(0.2)	(0.2)	1.7	1.5	2.7	2.6
Adjustments to valuation allowances	(3.7)	(3.8)	(2.5)	(2.1)	(2.8)	(2.8)
Transition tax	(0.7)	(0.6)	(11.6)	(10.0)	51.4	50.6
Other tax credits	(2.0)	(2.1)	(2.6)	(2.3)	(2.3)	(2.3)
Foreign tax credits	(3.5)	(3.6)	(5.1)	(4.4)	(9.2)	(9.0)
Other foreign operational taxes	2.9	3.0	3.1	2.7	4.2	4.2
Domestic production deduction	—	—	—	—	(2.4)	(2.3)
Remeasurement of deferred taxes due to tax law	0.9	1.0	(1.8)	(1.5)	(11.8)	(11.7)
Non-deductible compensation	1.1	1.1	0.4	0.3	—	—
Other, net	(1.9)	(1.9)	(1.4)	(1.2)	1.1	1.2
Provision for income taxes	$15.2	15.7%	$10.7	9.2%	$69.6	68.6%

On December 22, 2017, the Tax Act was enacted into law effective January 1, 2018. The new legislation contains several key tax provisions that affected the Company, which include but are not limited to a one-time deemed repatriation tax on post-1986 accumulated earnings and profits of the undistributed earnings of foreign subsidiaries (“transition tax”), a reduction of the federal corporate income tax rate from 35% to 21%, and other U.S. reform items. In 2018, the Company decreased its provisional estimates of transition tax, related currency implications, state taxes and deferred tax rate change effect of the new law by $13.9 million. The reduction from the provisional 2017 amounts were primarily due to the transition tax further analysis of accumulated earnings and foreign taxes paid. As of December 31, 2018, the Company completed its accounting for the tax effects of the Tax Act.

A $15.2 million and $10.7 million provision for income taxes in the years ended December 31, 2019 and 2018, respectively, resulted in an effective tax rate of 15.7 percent as compared with 9.2 percent in 2018. The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions and year over year adjustments of a $4.2 million reduction due to the one-time Brazil ICMS litigation accrual as compared to the prior year $13 million U.S. tax reform reduction.

Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that is generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. Therefore, the Company does not intend to assert indefinite reinvestment on cash earnings generated after December 31, 2017. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously-taxed earnings and profits, and U.S. state taxes on unremitted post-2017 earnings.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2019	2018
Deferred Tax Assets
Receivable allowances	$0.4	$0.8
Inventory and other assets	—	1.1
Postretirement and other employee benefits	19.0	14.8
Derivatives	0.1	—
Net operating loss and tax credit carryforwards	93.7	93.3
Capital loss carryforward	6.9	—
Investment in subsidiaries	—	5.6
Intangibles	45.7	60.0
Other	3.9	1.2
	169.7	176.8
Less: Valuation allowance	(157.4)	(172.1)
Net deferred income tax assets	$12.3	$4.7

Deferred Tax Liabilities
Net property, plant and equipment	$(52.6)	$(51.9)
Accruals and other liabilities	(0.6)	(0.2)
Investment in subsidiaries	(3.5)	—
Derivatives	—	(0.3)
Other	(0.1)	—
Net deferred income tax liabilities	$(56.8)	$(52.4)

Total net deferred income tax liabilities	$(44.5)	$(47.7)

As of December 31, 2019 the Company had approximately $90.5 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions which will expire on various dates as follows:

2019
2020-2023	$0.2
2024-2035	15.3
Indefinite	75.0
$90.5

In addition, the Company has $1.5 million of state tax credits that will expire between 2020 - 2036.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets as of December 31, 2019, in Luxembourg, Spain and the Philippines total $143.4 million, $8.4 million and $0.4 million respectively, fully reserving the net deferred tax asset balances in these locations. In addition, there is a valuation allowance on a tax credit receivable of $4.3 million in Brazil. We believe that it is more likely than not that the benefit from certain state tax attributes will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.1 million on the related deferred tax assets.

The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

	December 31,
	2019	2018	2017
Uncertain tax position balance at beginning of year	$1.1	$1.0	$2.4
Increases related to current year tax positions	0.6	0.6	0.3
Increases related to prior year tax positions	—	—	0.4
Decreases related to prior year tax positions	—	(0.2)	(2.0)
Decreases related to expiration of statute of limitations	—	(0.3)	(0.1)
Uncertain tax position balance at end of year	$1.7	$1.1	$1.0

The liability for unrecognized tax benefits included $1.7 million as of December 31, 2019 that if recognized would impact the Company's effective tax rate. We do not anticipate a decrease in unrecognized tax benefits by the end of 2020 as a result of a lapse of the statute of limitations and other regulatory filings. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income. There were no material income tax penalties or interest accrued during the years ended December 31, 2019, 2018 and 2017.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company finalized the U.S. federal audit for tax years 2014 and 2015 during 2019. All expected impacts have been recorded in 2018 or earlier. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
Belgium	2017-2019
Brazil	2014-2019
Canada	2015-2019
China	2017-2019
France	2016-2019
Germany	2015-2019
Hong Kong	2013-2019
Luxembourg	2014-2019
Philippines	2016-2019
Poland	2013-2019
Spain	2015-2019
United Kingdom	2016-2019
United States
Federal	2016-2019
State	2014-2019

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Postretirement and Other Benefits

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. and French Pension and U.S. Other Postretirement Benefit Disclosures

The U.S. pension and OPEB plans and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2019 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France and other postretirement healthcare and life insurance benefit plans in the United States. The funded status of these plans as of December 31, 2019 and 2018 was as follows ($ in millions):

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2019	2018	2019	2018	2019	2018
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$112.3	$124.1	$29.5	$30.5	$1.2	$1.4
Service cost	—	—	1.0	1.1	—	—
Interest cost	4.6	4.3	0.4	0.4	0.1	0.1
Actuarial loss (gain)	11.1	(8.2)	3.2	0.9	0.1	(0.2)
Participant contributions	—	—	0.7	1.0	0.1	0.1
Gross benefits paid	(8.1)	(7.9)	(2.3)	(3.0)	(0.1)	(0.2)
Currency translation effect	—	—	(0.6)	(1.4)	—	—
PBO at end of year	$119.9	$112.3	$31.9	$29.5	$1.4	$1.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	$113.1	$128.7	$2.1	$3.2	$—	$—
Actual return on plan assets	20.8	(7.6)	0.2	(0.7)	—	—
Employer contributions	—	—	1.1	1.2	—	—
Participant contributions	—	—	—	—	0.1	0.2
Gross benefits paid	(8.1)	(8.0)	(2.3)	(1.5)	(0.1)	(0.2)
Currency translation effect	—	—	—	(0.1)	—	—
Fair value of plan assets at end of year	$125.8	$113.1	$1.1	$2.1	$—	$—
Funded status at end of year	$5.9	$0.8	$(30.8)	$(27.4)	$(1.4)	$(1.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PBO, ABO and fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2019 and 2018 as follows ($ in millions):

	United States		France
	2019	2018	2019	2018
PBO	$119.9	$112.3	$31.9	$29.5
ABO	119.9	112.3	31.9	24.9
Fair value of plan assets	125.8	113.1	1.1	2.1

As of December 31, 2019, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans and other postretirement benefit plans in the United States are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Accumulated loss	$23.3	$15.2	$0.2
Prior service credit	—	(2.6)	—
Accumulated other comprehensive loss	$23.3	$12.6	$0.2

The amounts in accumulated other comprehensive loss at December 31, 2019, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2020 are as follows ($ in millions):

	Pension Benefits		OPEB Benefits
	United States	France	United States
Amortization of accumulated loss	$(3.5)	$(1.2)	$—
Amortization of prior service credit	—	0.3	—
Total	$(3.5)	$(0.9)	$—

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 were as follows:

	Pension Benefits				OPEB Benefits
	United States		France		United States
	2019	2018	2019	2018	2019	2018
Discount rate	3.20%	4.29%	0.53%	1.28%	3.21%	4.30%
Rate of compensation increase	—%	—%	1.96%	1.75%	3.50%	3.50%

The U.S. postretirement healthcare plan provides for benefits to be limited to a cost ceiling which has already been reached. Therefore, no increases in the health care cost trend rates are included in the measurement of the plan's benefit obligation.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2019, 2018 and 2017 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.S. OPEB Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$1.0	$1.1	$1.1	$—	$—	$—
Interest cost	4.6	4.3	4.8	0.4	0.4	0.4	0.1	0.1	0.1
Expected return on plan assets	(5.8)	(5.8)	(6.4)	(0.1)	(0.1)	(0.2)	—	—	—
Amortizations and other	2.0	3.2	3.2	0.9	1.1	1.4	—	0.1	0.2
Net periodic benefit cost	$0.8	$1.7	$1.6	$2.2	$2.5	$2.7	$0.1	$0.2	$0.3

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Pension Benefits						OPEB Benefits
	United States			France			United States
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.29%	3.60%	4.11%	1.28%	1.28%	1.14%	4.30%	3.59%	4.09%
Expected long-term rate of return on plan assets	5.14%	5.00%	5.56%	3.00%	3.00%	3.00%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	1.96%	1.75%	1.75%	3.50%	3.50%	3.50%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2020 and actual allocations by asset category at December 31, 2019 and 2018 were as follows:

	United States			France
	2020 Target	2019	2018	2019	2018
Asset Category
Cash and cash equivalents	—%	1%	1%	41%	43%
Equity securities*
Domestic large cap	9	5	5	31	28
Domestic small cap	5	3	3	—	—
International	10	15	14	—	—
Fixed income securities	76	76	77	26	27
Alternative investments**	—	—	—	2	2
Total	100%	100%	100%	100%	100%

*	None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**	Investments in this category under the U.S. pension plan only may include hedge funds, and may include real estate under the French pension plan.

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

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2019 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$0.9	$—	$0.9	$—	$—	$0.4	$0.4	$—
Equity securities
Domestic large cap	6.8	6.8	—	—	—	0.3	0.3	—
Domestic small cap	4.3	4.3	—	—	—	—	—	—
International	19.1	19.1	—	—	—	—	—	—
Fixed income securities	94.7	44.4	—	50.3	—	0.3	—	0.3
Alternative investments**	—	—	—	—	—	0.1	—	0.1
Total	$125.8	$74.6	$0.9	$50.3	$—	$1.1	$0.7	$0.4

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Values for Level 3 assets may be determined through appraisals and models for illiquid assets. The following table shows the changes in Level 3 asset values ($ in millions):

Level 3 Asset Reconciliation	Alternative Investments Total
Beginning balance, January 1, 2018	$0.1
Realized and unrealized gains	—
Purchases	—
Sales	(0.1)
Ending balance, December 31, 2018	$—
Realized and unrealized gains	—
Purchases	—
Sales	—
Ending balance, December 31, 2019	$—

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

	United States		France
	Pension Benefits	Healthcare and Life Insurance Benefits	Pension Benefits
2020	$8.5	$0.2	$1.6
2021	8.4	0.2	1.0
2022	8.4	0.1	0.6
2023	8.1	0.1	1.7
2024	8.0	0.1	1.3
2025 - 2029	37.6	0.3	8.0

The Company is not required to contribute during 2020 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

Other Foreign Pension Benefits

In Brazil, Poland and the United Kingdom, employees are covered under government-administered programs. In Canada, the employee pension benefits are not material and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $3.9 million, $3.6 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $19.7 million and $14.1 million at December 31, 2019 and 2018, respectively, which were included in the Consolidated Balance Sheets in Other liabilities. In connection with these plans, the Company has a grantor trust into

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which it has contributed funds toward its future obligations under the various plans (See Note 13. Other Assets). The balance of grantor trust assets totaled $14.7 million and $10.9 million at December 31, 2019 and 2018, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying Consolidated Balance Sheets in Other liabilities was $6.3 million and $5.5 million at December 31, 2019 and 2018, respectively.

Note 20. Stockholders' Equity

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

As of December 31, 2019, 1,923,356 restricted shares had been issued under the Company's restricted stock plans of which 221,622 shares of issued restricted stock were not yet vested and for which $2.5 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years. The following table presents restricted stock activity for the years 2019, 2018 and 2017:

	2019		2018		2017
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	184,190	$40.33	283,338	$37.26	224,289	$41.30
Granted	155,982	35.62	142,475	39.58	216,017	36.03
Forfeited	(8,869)	41.34	(12,858)	40.06	(29,150)	42.50
Vested	(109,681)	40.12	(228,765)	35.86	(127,818)	41.06
Nonvested restricted shares outstanding at December 31	221,622	$37.08	184,190	$40.33	283,338	$37.26

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan Performance Based Shares

During 2019, the Company recognized $5.6 million for 331,150 shares earned under the 2019-2020 award opportunity and $2.2 million of compensation expense earned under the 2018-2019 award opportunity. During 2018, the Company recognized $2.0 million for 91,396 shares earned under the 2018-2019 award opportunity and $2.2 million of compensation expense earned under the 2017-2018 award opportunity. During 2017, the Company recognized $1.7 million of compensation expense for 75,741 shares earned under the 2017-2018 award opportunity and $2.2 million of compensation expense earned under the 2016-2017 award opportunity.

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

	For the Years Ended December 31,
	2019	2018	2017
Numerator (basic and diluted):
Net income	$85.8	$94.5	$34.5
Less: Dividends paid to participating securities	(0.4)	(0.3)	(0.4)
Less: Undistributed earnings available to participating securities	(0.2)	(0.3)	—
Undistributed and distributed earnings available to common stockholders	$85.2	$93.9	$34.1

Denominator:
Average number of common shares outstanding	30,652.2	30,551.3	30,407.1
Effect of dilutive stock-based compensation	186.1	141.6	142.2
Average number of common and potential common shares outstanding	30,838.3	30,692.9	30,549.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Commitments and Contingencies

Other Commitments

The EP segment's PDM Industries plant has a minimum annual commitment of approximately $1.2 million per year for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $7.0 million through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy co-generation supplier in France whereby the supplier constructed and operates a co-generation facility at certain plants and supplies steam that is used in the operation of these plants. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2030. These minimum annual commitments total approximately $6.0 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The EP segment's Brazilian plant, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the plant's consumption of electrical energy valued at approximately $2.4 million annually through 2021. Additionally, SWM-B has an agreement for natural gas valued at approximately $6.9 million annually through 2021. The French plants have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the natural gas and distribution to be provided under these contracts is estimated at approximately $2.8 million annually through 2022. Additionally, the French plants have contracts for electricity to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the electricity and distribution to be provided under these contracts is estimated at approximately $6.1 million in 2020. The Spay, France plant has a contract to consume biomass at approximately $0.6 million annually through 2022.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2019, which are not material either individually or in the aggregate.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided Assessment 2 against SWM-B in the amount of approximately $12.1 million. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded an expense sufficient to satisfy this amount in the second quarter of 2019 in addition to the $1.3 million previously accrued as of December 31, 2018. This judgment may be settled over the course of 60 months; however, we have requested that the Court clarify its decision. Until a decision is rendered on our request, we are not obligated to initiate payments. Interest and penalties will continue to accrue until a decision on our request is rendered.

The amounts recorded in the accompanying consolidated statement of income for the year ended December 31, 2019 related to the above two assessments consist of the following:

Year Ended December 31, 2019
Income Statement Classification	(Expense) Benefit
Cost of products sold[1]	$(1.5)
Operating profit[1]	(1.5)
Other expense[2]	(2.2)
Interest expense[2]	(7.1)
Income from continuing operations before income taxes	(10.8)
Income tax benefit	4.2
Net income	$(6.6)

1Cost of products sold reflects the net of $2.6 million of expense associated with the Raw Materials Assessment and $1.1 million benefit associated with separate litigation against the Brazilian Instituto Nacional do Seguro Social ("INSS"), the Brazilian Social Security Administration, regarding additional assessments of social security contributions charged to the Company in the early 1990s. This benefit is expected to be received in tax credits to be applied against future payments of social security taxes over the following year. Amounts are reflected in Engineered Papers reporting segment in segment disclosures.
2Other expense includes penalties and fees associated with the Raw Materials Assessment. Interest expense relates to the Raw Materials Assessment.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court (the "Conselho de Contribuintes")) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contribuintes sitting en banc ruled against SWM-B in each of the first and second electricity assessments ($3.8 million and $6.9 million, respectively, based on the foreign currency exchange rate at December 31, 2019), and SWM-B is now pursuing challenges to these assessments in the State judicial system. Different chambers of the judicial court granted SWM-B preliminary injunctions against enforcement of these two assessments in the State judicial system. The Conselho de Contribuintes unanimously upheld SWM-B's challenge to the third Electricity Assessment and dismissed this Electricity Assessment on technical grounds after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised Electricity Assessment in the amount of $0.7 million for ICMS on electricity purchased during part of 2013. In August 2018, the State filed a fourth Electricity Assessment in the amount of $9.7 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these recent assessments in the first-level administrative court on the same grounds as the older cases. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the last two Electricity Assessments. SWM-B plans to appeal these rulings to the full bench of the Conselho de Contribuintes.  The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters, so no loss has been accrued in our consolidated financial statements for them.

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

The Company incurs spending necessary to meet legal requirements and otherwise relating to the protection of the environment at its facilities in the United States, France, Poland, Brazil, China and Canada. For these purposes, the Company incurred total capital expenditures of $1.2 million in 2019, and expects to incur less than $1.0 million in each of 2020 and 2021, of which no material amount is the result of environmental fines or settlements. Should the Company make material changes in the operations at a facility it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. The foregoing capital expenditures are not expected to reduce the Company's ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on its financial condition or results of operations.

Indemnification Matters

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2019, there are no claims pending under this indemnification that the Company deems to be material.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials and Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films, and other non-wovens for use in high-performance applications in the filtration, transportation, infrastructure and construction, medical, and industrial end-markets. The EP segment primarily produces cigarette papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2019		2018		2017
Advanced Materials & Structures	$477.2	46.7%	$467.9	44.9%	$433.2	44.1%
Engineered Papers	545.6	53.3	573.4	55.1	548.9	55.9
Consolidated	$1,022.8	100.0%	$1,041.3	100.0%	$982.1	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2019		2018		2017
Advanced Materials & Structures	$64.3	48.0%	$49.5	36.7%	$48.5	37.8%
Engineered Papers	119.2	89.0	121.8	90.2	119.7	93.3
Unallocated	(49.5)	(37.0)	(36.3)	(26.9)	(39.9)	(31.1)
Consolidated	$134.0	100.0%	$135.0	100.0%	$128.3	100.0%

($ in millions)	Segment Assets
	December 31, 2019	December 31, 2018	December 31, 2017
Advanced Materials & Structures	$781.2	$796.1	$811.7
Engineered Papers	512.4	527.4	537.6
Unallocated	178.1	143.0	193.2
Consolidated	$1,471.7	$1,466.5	$1,542.5

($ in millions)	Capital Spending			Depreciation
	2019	2018	2017	2019	2018	2017
Advanced Materials & Structures	$16.1	$15.0	$11.5	$12.8	$14.1	$12.3
Engineered Papers	12.0	11.7	25.6	22.8	23.9	23.4
Unallocated	0.5	0.3	0.1	0.2	0.1	—
Consolidated	$28.6	$27.0	$37.2	$35.8	$38.1	$35.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about Geographic Areas

Long-lived assets by geographic area as of year-end were as follows ($ in millions):

	Long-Lived Assets
	2019	2018	2017
United States	$118.5	$115.8	$115.0
France	158.8	167.4	181.3
Brazil	19.5	20.8	24.2
Poland	14.7	16.8	21.9
Other foreign countries	30.7	27.7	26.9
Consolidated	$342.2	$348.5	$369.3

For the geographic disclosure in the following table, net sales are attributed to geographic locations based on the location of the Company's direct customers ($ in millions):

	Net Sales
	2019	2018	2017
United States	$514.1	$513.4	$468.9
Europe and the former Commonwealth of Independent States	218.4	260.8	259.9
Asia-Pacific (including China)	172.6	159.4	148.4
Latin America	53.2	53.5	57.9
Other foreign countries	64.5	54.2	47.0
Consolidated	$1,022.8	$1,041.3	$982.1

Note 23. Major Customers

There were no individual customers in the AMS segment which made up 10% or more of the Company's 2019, 2018 or 2017 consolidated net sales. In our EP segment, there were no individual customers which made up 10% or more of the Company's consolidated net sales for the year ended December 31, 2019. For the year ended December 31, 2018, one customer, together with its respective affiliates and designated converters, accounted for 10% of the Company's consolidated net sales. For the year ended December 31, 2017, one customer, together with its respective affiliates and designated converters, accounted for 11% of the Company's consolidated net sales. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

There were no individual customers in the AMS segment which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2019 or 2018. In the EP segment, one customer, together with its respective affiliates and designated converters, accounted for 11% or more of the Company's consolidated accounts receivable at December 31, 2019. At December 31, 2018, no individual customer, together with its respective affiliates and designated converters, accounted for 10% or more of the Company's consolidated accounts receivable.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2019	2018	2017
Allowance for Doubtful Accounts
Beginning balance	$1.7	$1.0	$0.8
Bad debt expense	0.4	1.2	0.8
Recoveries	(0.3)	(0.2)	—
Write-offs and discounts	(0.3)	(0.3)	(0.6)
Ending balance	$1.5	$1.7	$1.0

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2019	2018	2017
Interest paid	$29.1	$24.0	$22.7
Income taxes paid	20.8	23.2	38.1
Capital spending in accounts payable and accrued liabilities	5.9	5.0	7.7
Deferred contingent business acquisition consideration	—	—	8.6

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2019 and 2018 ($ in millions, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$258.0	$269.9	$256.4	$238.5	$1,022.8
Gross profit	67.9	79.0	72.2	70.9	290.0
Restructuring and impairment expense	—	0.4	1.6	1.7	3.7
Operating profit	30.4	44.2	34.6	24.8	134.0
Income from continuing operations	17.4	20.5	27.7	20.2	85.8
Loss from discontinued operations	—	—	—	—	—
Net income	$17.4	$20.5	$27.7	$20.2	$85.8

Net income (loss) per share:
Income per share from continuing operations - basic	$0.57	$0.66	$0.90	$0.65	$2.78
Loss per share from discontinued operations - basic	—	—	—	—	—
Net income per share - basic	$0.57	$0.66	$0.90	$0.65	$2.78

Income per share from continuing operations - diluted	$0.56	$0.66	$0.90	$0.64	$2.76
Loss per share from discontinued operations - diluted	—	—	—	—	—
Net income per share - diluted	$0.56	$0.66	$0.90	$0.64	$2.76

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$261.9	$270.4	$260.3	$248.7	$1,041.3
Gross profit	72.0	77.4	65.3	63.8	278.5
Restructuring and impairment expense	0.4	0.6	0.4	0.3	1.7
Operating profit	35.0	42.1	31.1	26.8	135.0
Income from continuing operations	20.9	25.8	40.9	7.2	94.8
(Loss) income from discontinued operations	(0.4)	—	0.1	—	(0.3)
Net income	$20.5	$25.8	$41.0	$7.2	$94.5

Net income (loss) per share:
Income per share from continuing operations - basic	$0.68	$0.84	$1.33	$0.23	$3.08
Loss per share from discontinued operations - basic	(0.01)	—	—	—	(0.01)
Net income per share - basic	$0.67	$0.84	$1.33	$0.23	$3.07

Income per share from continuing operations - diluted	$0.68	$0.83	$1.33	$0.23	$3.07
Loss per share from discontinued operations - diluted	(0.01)	—	—	—	(0.01)
Net income per share - diluted	$0.67	$0.83	$1.33	$0.23	$3.06

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26.     Subsequent Event

On February 18, 2020, the Company announced the signing of a definitive agreement (the "Purchase Agreement") to acquire Tekra, LLC and Trient Technologies, LLC (“Tekra and Trient”), converters of high-performance films and substrates, significantly enhancing the Company’s films capabilities. Tekra and Trient currently operate as divisions of EIS Inc., a portfolio company of Audax Private Equity, and are based in the Milwaukee, Wisconsin area.

Pursuant to the Purchase Agreement, among other things, DelStar Technologies, Inc., a Delaware corporation, ("DelStar") which is a wholly-owned subsidiary of the Company, will purchase all of the equity interests in Tekra and Trient (the “Transaction”) for an aggregate purchase price of $155 million in cash, subject to certain customary closing conditions. The transaction is expected to close before March 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes - Refer to Notes 2 and 18 to the consolidated financial statements
Critical Audit Matter Description
The Company operates and is subject to income taxes in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations which resulted in provision for income taxes of $15.2 million for the year ended December 31, 2019. The complexity of the Company’s global structure requires significant judgments and estimates in determining the allocation of income to each of these jurisdictions and the consolidated provision for income taxes. In addition, there have been recent significant changes in tax laws in various jurisdictions, including the Tax Cut and Jobs Act (the “Tax Act”) in the United States, which require specialized knowledge, skills and judgment in the accounting and reporting of the Company’s provision for income taxes. The Tax Act contains several key tax features that affect the Company, including (i) a provision designed to tax Global Intangible Low Taxed Income (“GILTI”) of foreign subsidiaries and (ii) a deduction for Foreign-Derived Intangible Income (“FDII”).
We identified the evaluation of the accounting for income taxes as a critical audit matter because the complexity of the Company’s global structure and recent changes in tax laws that required complex auditor judgment and an increased extent of effort, including the need to involve our U.S. and international income tax specialists, to evaluate the Company’s interpretation and application of tax laws in relevant jurisdictions, the allocation of income to each of these jurisdictions, and the income tax impact of the legal entity ownership structure.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the provision for income taxes included the following, among others:

•
Tested the effectiveness of controls over management’s application of income tax laws to its global corporate structure, including controls over the identification and assessment of changes to tax laws in the various jurisdictions in which it operates, including the Tax Act, and controls related to the allocation of income to the Company’s various tax jurisdictions.

•	Obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.

•
We read minutes of the meetings of the board of directors and inquired of Company personnel, including legal, to evaluate whether there were any significant changes in the legal entity structure that were relevant to the provision for income taxes.

•
With the assistance of our U.S. and international income tax specialists, we evaluated management’s application of relevant tax laws to its legal entity structure and the effect on the Company’s income tax provision, including the Company’s calculations of current period income tax expense and deductions associated with GILTI and FDII, by reviewing and evaluating management’s income tax calculations and assessing the Company’s compliance with tax laws.

•
With the assistance of our U.S. and international income tax specialists, we evaluated management’s income reporting to the various tax jurisdictions in which the Company operates based on its global corporate structure.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 2, 2020

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2019, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria. As of December 31, 2019, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
March 2, 2020

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2020 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2020 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2019, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	101,722
Long-Term Incentive Plan (2)	4,350,587
Total approved by stockholders	4,452,309
Equity compensation plans not approved by stockholders	—
Grand total	4,452,309

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees in 2019 consisted of $21,250 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of cash. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2019, deferred retainer fees have resulted in 147,020 accumulated stock unit credits, excluding credited dividends (191,422 accumulated stock unit credits including credited dividends).

(2)    The Long-Term Incentive Plan and former Restricted Stock Plan are described in Note 20. Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2019, 221,622 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2020 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2020 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and financial statement schedules filed as part of this report are listed in the Index to the Consolidated Financial Statements set forth in Part II, Item 8.
(b)    The exhibits filed as part of this report are listed below:

Exhibit Number	Exhibit
2.1
Equity Interest Purchase Agreement, dated December 14, 2016, by and among DelStar Technologies, Inc., Baldwin Enterprises, Inc., Conwed Plastics LLC, and, solely for certain limited purposes as set forth therein, Schweitzer-Mauduit International, Inc. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 14, 2016).***

2.2
Equity Interest Purchase Agreement, dated February 17, 2020, by and among DelStar Technologies, Inc., EIS Buyer, LLC, Tekra, LLC, Trient, LLC, certain other parties identified therein and solely for certain limited purposes as set forth therein, Schweitzer-Mauduit International, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 18, 2020).***

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

10.18
Letter of Agreement, dated March 26, 2019, between Schweitzer-Mauduit International, Inc. and Michael L. Schmit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2019).**

10.19
Letter of Agreement with Michel Fievez regarding SWM Transition Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).**

10.20
Mutual Agreement for the Termination of Employment, dated October 17, 2019, between Schweitzer-Mauduit International, Inc. and Michel Fievez (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

10.21
Consulting Agreement, dated October 17, 2019, between Schweitzer-Mauduit International, Inc. and Michel Fievez (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

10.22
Employment Agreement, dated October 18, 2019, between Schweitzer-Mauduit International, Inc. and Omar Hoek (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Schweitzer-Mauduit International, Inc.
By:
Dated:	March 2, 2020		/s/ Dr. Jeffrey Kramer
Dr. Jeffrey Kramer
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Jeffrey Kramer	Chief Executive Officer and Director	March 2, 2020
Dr. Jeffrey Kramer	(principal executive officer)

/s/ Andrew Wamser	Executive Vice President and Chief Financial Officer	March 2, 2020
Andrew Wamser	(principal financial officer)

/s/ Michael Schmit	Corporate Controller and Chief Accounting Officer	March 2, 2020
Michael Schmit	(principal accounting officer)

*	Director	March 2, 2020
Deborah Borg

*	Director	March 2, 2020
K.C. Caldabaugh

*	Director	March 2, 2020
Jeffrey Keenan

*	Director	March 2, 2020
Marco Levi

*	Director	March 2, 2020
Kimberly Ritrievi

*	Director	March 2, 2020
John D. Rogers

*	Director	March 2, 2020
Anderson D. Warlick

*By:

/s/ Ricardo Nunez		March 2, 2020
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