Form 10-Q
period 2020-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2020-05-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	March 31, 2020
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,195,562 shares of common stock issued and outstanding as of May 6, 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net sales	$261.5	$258.0
Cost of products sold	187.2	190.1
Gross profit	74.3	67.9

Selling expense	9.5	8.6
Research and development expense	3.2	3.3
General expense	27.4	25.6
Total nonmanufacturing expenses	40.1	37.5

Restructuring and impairment expense	0.1	—
Operating profit	34.1	30.4
Interest expense	6.9	7.8
Other income (expense), net	0.6	(0.6)
Income from continuing operations before income taxes and income from equity affiliates	27.8	22.0

Provision for income taxes	5.3	4.4
Loss from equity affiliates, net of income taxes	—	(0.2)
Income from continuing operations	22.5	17.4
Net income	$22.5	$17.4

Net income per share - basic:
Income per share from continuing operations	$0.72	$0.57
Net income per share – basic	$0.72	$0.57

Net income per share – diluted:
Income per share from continuing operations	$0.72	$0.56
Net income per share – diluted	$0.72	$0.56

Weighted average shares outstanding:

Basic	30,712,300	30,620,600

Diluted	30,910,000	30,716,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$22.5	$17.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3.5)	0.9
Less: Reclassification adjustment for realized translation adjustments	—	(0.2)

Unrealized (losses) gains on derivative instruments	(12.7)	0.4
Less: Reclassification adjustment for gains on derivative instruments included in net income	—	(0.9)

Net gain from postretirement benefit plans	0.1	—
Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.4	0.5
Other comprehensive (loss) income	(15.7)	0.7
Comprehensive income	$6.8	$18.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$126.7	$103.0
Accounts receivable, net	170.4	143.2
Inventories	159.5	161.4
Income taxes receivable	5.9	12.5
Other current assets	11.2	7.4
Total current assets	473.7	427.5

Property, plant and equipment, net	324.9	330.3
Deferred income tax benefits	4.7	3.7
Investment in equity affiliates	51.5	52.4
Goodwill	396.5	337.4
Intangible assets	329.8	251.2
Other assets	74.1	69.2
Total assets	$1,655.2	$1,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$1.9	$1.9
Accounts payable	67.7	66.4
Income taxes payable	3.0	2.8
Accrued expenses and other current liabilities	69.8	86.5
Total current liabilities	142.4	157.6

Long-term debt	752.8	540.8
Long-term income tax payable	18.2	21.4
Pension and other postretirement benefits	31.3	31.6
Deferred income tax liabilities	45.1	48.2
Other liabilities	73.4	74.4
Total liabilities	1,063.2	874.0
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,193,345 and 30,896,661 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3.1	3.1
Additional paid-in-capital	81.0	78.8
Retained earnings	646.2	638.4
Accumulated other comprehensive loss, net of tax	(138.3)	(122.6)
Total stockholders’ equity	592.0	597.7
Total liabilities and stockholders’ equity	$1,655.2	$1,471.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of changes in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	17.4	—	17.4
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Dividends declared ($0.44 per share)	—	—	—	(13.6)	—	(13.6)
Restricted stock issuances, net	141,021	—	—	—	—	—
Stock-based employee compensation expense	—	—	0.9	—	—	0.9
Stock issued to directors as compensation	1,696	—	—	—	—	—
Purchases and retirement of common stock	(24,372)	—	—	(0.9)	—	(0.9)
Balance, March 31, 2019	30,889,589	$3.1	$72.0	$610.8	$(123.8)	$562.1

Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income		—	—	22.5	—	22.5
Other comprehensive loss, net of tax		—	—	—	(15.7)	(15.7)
Dividends declared ($0.44 per share)		—	—	(13.7)	—	(13.7)
Restricted stock issuances, net	320,005	—	—	—	—	—
Stock-based employee compensation expense		—	2.1	—	—	2.1
Stock issued to directors as compensation	1,130	—	0.1	—	—	0.1
Purchases and retirement of common stock	(25,274)	—	—	(1.0)	—	(1.0)
Balance, March 31, 2020	31,192,522	$3.1	$81.0	$646.2	$(138.3)	$592.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating
Net income	$22.5	$17.4
Non-cash items included in net income:
Depreciation and amortization	15.3	14.4
Deferred income tax	0.7	(0.5)
Pension and other postretirement benefits	0.8	0.7
Stock-based compensation	2.2	0.9
Loss from equity affiliates	—	0.2
Other items	(2.7)	1.9
Changes in operating working capital, net of assets acquired:
Accounts receivable	(33.7)	(12.5)
Inventories	10.8	(4.0)
Prepaid expenses	(3.5)	(2.7)
Accounts payable	1.3	7.5
Accrued expenses and other current liabilities	(10.7)	(11.7)
Accrued income taxes	2.1	1.4
Net changes in operating working capital	(33.7)	(22.0)
Net cash provided by operations	5.1	13.0
Investing
Capital spending	(7.4)	(7.3)
Capitalized software costs	(0.7)	(1.4)
Acquisitions, net of cash acquired	(170.6)	—
Other investing	2.4	1.1
Net cash used in investing	(176.3)	(7.6)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Financing
Cash dividends paid to SWM stockholders	(13.7)	(13.6)
Changes in short-term debt	—	(0.2)
Proceeds from issuances of long-term debt	212.0	—
Payments on long-term debt	(0.4)	(0.6)
Purchases of common stock	(1.0)	(0.9)
Net cash provided by (used in) financing	196.9	(15.3)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.5)
Increase (decrease) in cash and cash equivalents	23.7	(10.4)
Cash and cash equivalents at beginning of period	103.0	93.8
Cash and cash equivalents at end of period	$126.7	$83.4

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$2.3	$3.5
Cash paid for taxes, net	$2.3	$3.3
Change in capital spending in accounts payable and accrued liabilities	$2.9	$1.7
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

The Advanced Materials & Structures ("AMS") segment produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. AMS also provides converting and coating services. These products are used in a variety of specialty applications across the filtration, construction and infrastructure, transportation, industrial and medical end-markets.

The Engineered Papers ("EP") segment primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products ("Recon"). Traditional reconstituted tobacco leaf ("RTL") is used as a blend with virgin tobacco in cigarettes and used as wrappers and binders for cigars. Recon, as well as low ignition propensity ("LIP") cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for premium applications, such as energy storage and industrial commodity paper grades.

We conduct business in over 90 countries and operate 24 production locations worldwide, with locations in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd. ("CTM"), produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), produces RTL.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the potential impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended March 31, 2020. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update requires that an entity measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects a current estimate of credit losses expected to be incurred. The Company adopted this guidance as of January 1, 2020 on a prospective basis. There was no material impact upon adoption and the Company does not expect the provisions of this update to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendment eliminates the second step of the analysis that required the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. While the provisions of the standard will simplify the measurement of goodwill impairments, the Company does not expect a material impact from adoption, which was effective as of January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements." The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement, including the consideration of costs and benefits. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company has adopted this guidance effective as of January 1, 2020, the provisions of which will not impact existing fair value measurements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019. The Company adopted the provisions of this guidance prospectively as of January 1, 2020. There was no material impact upon adoption and the Company does not expect the provisions of this update to have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The new standard requires the amendments to be applied on a retrospective basis for all periods presented. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new standard provides optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company does not currently have any contracts that have been changed to a new reference rate but will continue to evaluate the applicability and impact of the guidance.

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

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. We record estimates for bad debts based on our expectations for the collectability of amounts due from customers, considering historical collection history, expectations for future activity and other discrete events as applicable.

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

Following is the Company’s Net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from Net sales.

	Three Months Ended
	March 31, 2020			March 31, 2019
	AMS	EP	Total	AMS	EP	Total
Product revenues	$117.0	$124.7	$241.7	$117.5	$121.2	$238.7
Materials conversion revenues	3.8	12.9	16.7	1.9	14.9	16.8
Other revenues	2.1	1.0	3.1	1.1	1.4	2.5
Total revenues (1)	$122.9	$138.6	$261.5	$120.5	$137.5	$258.0
(1) Revenues include net hedging gains and losses for the three months ended March 31, 2020 and 2019.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	March 31, 2020			March 31, 2019
	AMS	EP	Total	AMS	EP	Total
United States	$83.3	$43.9	$127.2	$83.3	$47.4	$130.7
Europe and the former Commonwealth of Independent States	12.6	43.5	56.1	13.2	45.1	58.3
Asia/Pacific (including China)	20.7	28.8	49.5	17.2	20.4	37.6
Latin America	2.3	11.0	13.3	2.0	11.1	13.1
Other foreign countries	4.0	11.4	15.4	4.8	13.5	18.3
Total revenues (1)	$122.9	$138.6	$261.5	$120.5	$137.5	$258.0

(1) Revenues include net hedging gains and losses for the three months ended March 31, 2020 and 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Other Comprehensive Loss

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

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	March 31, 2020	December 31, 2019
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.6 million and $12.8 million at March 31, 2020 and December 31, 2019, respectively	$(23.8)	$(24.3)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $4.4 million and $1.6 million at March 31, 2020 and December 31, 2019, respectively	(16.2)	(3.5)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $5.7 million and $5.0 million at March 31, 2020 and December 31, 2019, respectively	(98.3)	(94.8)
Accumulated other comprehensive loss	$(138.3)	$(122.6)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$0.7	$(0.2)	$0.5	$(0.6)	$1.1	$0.5
Unrealized (loss) gain on derivative instruments	(15.6)	2.9	(12.7)	(0.5)	—	(0.5)
Unrealized (loss) gain on foreign currency translation	(4.1)	0.6	(3.5)	(1.6)	2.3	0.7
Total	$(19.0)	$3.3	$(15.7)	$(2.7)	$3.4	$0.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Business Acquisitions

On March 13, 2020, the Company completed the acquisition of 100% of the equity interest in Tekra, LLC and Trient, LLC, “Tekra,” pursuant to the definitive agreement signed as of February 20, 2020. The Company purchased all of the equity interests in Tekra. As a result of the transaction, Tekra and its subsidiaries became wholly-owned subsidiaries of the Company. Tekra is a converter of high-performance films and substrates which enhances the Company’s films capabilities. Tekra, part of the AMS segment, operates two manufacturing facilities located in Wisconsin.

The consideration transferred to acquire Tekra was $170.6 million, net of $2.1 million cash and cash equivalents acquired, and subject to working capital adjustments which will be finalized during the second quarter of 2020. The purchase price was funded with borrowings from our revolving credit facility.

The acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed measured at their preliminary estimated fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, including the working capital settlement and valuations of certain intangibles. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill which is primarily attributable to expected revenue synergies. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which shall not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The consideration paid for Tekra and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the March 13, 2020 acquisition date were as follows ($ in millions):

Preliminary Fair Values as of March 13, 2020
Cash and cash equivalents	$2.1
Accounts receivable	8.8
Inventory	14.1
Other current assets	0.2
Property, plant and equipment	7.3
Identifiable intangible assets	85.2
Other noncurrent assets	3.3
Total assets	121.0

Accounts payable	2.4
Other current liabilities	3.6
Other noncurrent liabilities	2.7

Net assets acquired	112.3

Goodwill	60.4

Total consideration	$172.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is immaterial.

Acquired inventory was comprised of finished goods and raw materials. The fair value of finished goods was based on net realizable value adjusted for the costs of selling and a reasonable profit margin on selling effort. The fair value of raw materials was determined to approximate book value.

Acquired intangible assets include customer relationships, tradenames and unpatented developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table shows the preliminary fair values assigned to identifiable intangible assets ($ in millions):

	Preliminary Fair Values as of March 13, 2020	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$66.0	15
Tradenames and other	11.2	15
Developed technology	8.0	10
Total amortizable intangible assets	$85.2

During the three months ended March 31, 2020, the Company recognized $1.1 million in direct and indirect acquisition-related costs for the Tekra acquisition. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income.

The amounts of Net sales and Income from continuing operations of Tekra included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

March 13, 2020 - March 31, 2020
Net Sales	$5.5
Income from Continuing Operations	$0.4

The amount of unaudited pro forma Net sales for the three months ended March 31, 2020 and March 31, 2019 for the combined entity were $285.4 million and $285.1 million, respectively. Preparation of pro forma income from continuing operations for the periods presented is impractical given recent changes to the ownership structure of the acquired entities prior to the transaction.

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

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator (basic and diluted):
Net income	$22.5	$17.4
Less: Dividends paid to participating securities	(0.3)	(0.1)
Undistributed and distributed earnings available to common stockholders	$22.2	$17.3

Denominator:
Average number of common shares outstanding	30,712.3	30,620.6
Effect of dilutive stock-based compensation	197.7	96.1
Average number of common and potential common shares outstanding	30,910.0	30,716.7

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

	March 31, 2020	December 31, 2019
Raw materials	$67.4	$61.1
Work in process	23.1	20.7
Finished goods	59.8	65.3
Supplies and other	9.2	14.3
Total	$159.5	$161.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2020 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2019	$332.5	$4.9	$337.4
Goodwill acquired during the period	60.4	—	60.4
Foreign currency translation adjustments	(1.2)	(0.1)	(1.3)
Goodwill as of March 31, 2020	$391.7	$4.8	$396.5

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (AMS)
Customer relationships	$342.3	$72.0	$—	$2.9	$267.4
Developed technology	42.0	11.8	—	0.5	29.7
Trade names	33.0	0.8	20.7	0.3	11.2
Non-compete agreements	2.9	2.2	—	—	0.7
Patents	1.5	0.5	—	—	1.0
Total	$421.7	$87.3	$20.7	$3.7	$310.0

Unamortized Intangible Assets (AMS)
Trade names	$20.0	$—	$0.1	$0.1	$19.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (AMS)
Customer relationships	$276.3	$67.7	$—	$1.8	$206.8
Developed technology	34.0	10.9	—	0.4	22.7
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	2.2	—	—	0.7
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$82.0	$20.7	$2.5	$231.3

Unamortized Intangible Assets (AMS)
Trade names	$20.0	$—	$0.1	$—	$19.9

Amortization expense of intangible assets was $5.3 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $25.5 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $0.1 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively in the EP segment. In the three months ended March 31, 2020, restructuring and impairment expense consisted of $0.1 million for severance accruals for employees at our manufacturing facilities in Brazil, Poland, and the U.S.

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended March 31, 2020 and December 31, 2019 are summarized as follows ($ in millions):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Balance at beginning of year	$0.5	$1.4
Accruals for announced programs	0.1	3.7
Cash payments	(0.3)	(4.2)
Other	—	(0.4)
Balance at end of period	$0.3	$0.5

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2020	December 31, 2019
Revolving credit facility - U.S. dollar borrowings	$212.0	$—
Term loan facility	197.0	197.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $6.7 million and $6.9 million at March 31, 2020 and December 31, 2019, respectively	343.3	343.1
French employee profit sharing	4.6	4.8
Finance lease and capital lease obligations, respectively	3.4	3.2
Debt issuance costs	(5.6)	(5.9)
Total debt	754.7	542.7
Less: Current debt	(1.9)	(1.9)
Long-term debt	$752.8	$540.8

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

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.50% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025.

Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and by SWM Luxembourg. The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2020.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2020.

As of March 31, 2020, the average interest rate was 2.50% on outstanding US Revolving Credit Facility borrowings and 2.75% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 3.84% and 4.42% for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, and December 31, 2019, the Company's total deferred debt issuance costs, net of accumulated amortization, were $5.6 million and $5.9 million, respectively. Amortization expense of $0.3 million and $0.3 million was recorded during the three months ended March 31, 2020 and 2019, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at March 31, 2020 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of March 31, 2020 ($ in millions):

2020	$3.1
2021	3.9
2022	3.9
2023	215.3
2024	2.5
Thereafter	531.6
Total *	$760.3

Fair Value of Debt

At March 31, 2020 and December 31, 2019, the fair market value of the Company's 6.875% senior unsecured notes was $348.7 million and $378.3 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2020 and December 31, 2019 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive loss and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair values are recorded to net income each period.

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of interest rate contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive loss and reclassified into earnings when the forecasted transaction affects earnings.

The Company also uses cross currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross currency swap contracts as net investment hedges. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income and reclassified into earnings when the foreign investment is sold or substantially liquidated.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 11. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain will be amortized on a ratable basis from Accumulated other comprehensive loss into income as interest expense over the remaining term of the interest rate swap. On September 11, 2019, the Company terminated this interest rate swap. Concurrently, on September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the existing credit agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•	September 13, 2019 - December 31, 2020 $185 million notional

•	December 31, 2020 - December 31, 2021 $150 million notional

•	December 31, 2021 - January 31, 2027 $100 million notional

As with the previous interest rate swap, the terms of the swap mirror the terms of the underlying debt, including timing of the payments and interest rates.

On January 20, 2017, the Company entered into a three year cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100 million swapped to €93.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 1.65% per annum and pay to our swap counterparty Euro interest at a fixed rate of -0.18% per annum. On September 11, 2019, SWM entered into an offsetting swap with a major financial institution whose terms perfectly mirrored the January 20, 2017 swap and which economically offset the previous cross-currency swap. At the maturity date of the new swap and the previous swap, January 20, 2020, there was no cash impact to the Company to settle these instruments as they perfectly offset each other.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at March 31, 2020 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$3.9	Accrued expenses and other current liabilities	$4.5
Foreign exchange contracts	Other assets	11.0	Other liabilities	1.7
Interest rate contracts	Accounts receivable, net	—	Other liabilities	8.3
Total derivatives designated as hedges		14.9		14.5

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.2
Total derivatives not designated as hedges		—		0.2
Total derivatives		$14.9		$14.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at December 31, 2019 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable	$4.8	Accrued expenses	$5.6
Foreign exchange contracts	Other assets	6.3	Other liabilities	5.5
Interest rate contracts	Accounts receivable	—	Accrued expenses	0.2
Interest rate contracts	Other assets	—	Other liabilities	—
Total derivatives designated as hedges		11.1		11.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accounts payable	—
Total derivatives not designated as hedges		0.1		—
Total derivatives		$11.2		$11.3

The following table provides the gross effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2020	2019		2020	2019
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(5.0)	$0.1	Net sales	$(0.6)	$(0.2)
Foreign exchange contracts	0.5	(0.3)	Other income (expense), net	0.6	(0.4)
Interest rate contracts	(8.2)	0.6	Interest expense	—	1.5
Derivatives designated as net investment hedge
Foreign exchange contracts	12.0	—	Other income (expense), net	—	—
Total	$(0.7)	$0.4		$—	$0.9

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and three months ended March 31, 2020 or 2019, other than those related to the cross-currency swap, noted below.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended March 31, 2020 and 2019, respectively, $0.0 million and $0.2 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $2.0 million and $0.5 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
		March 31, 2020	March 31, 2019
Foreign exchange contracts	Other income (expense), net	$0.2	$(0.1)

Note 12. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided Assessment 2 against SWM-B in the amount of approximately $9.4 million, based on the foreign currency exchange rate at March 31, 2020. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded an expense sufficient to satisfy this amount in the second quarter of 2019. This judgment may be settled over the course of 60 months after all possible challenges are concluded. Interest and penalties will continue to accrue until the judgment is paid.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.5 million

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and $6.8 million, respectively, based on the foreign currency exchange rate at March 31, 2020), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.6 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are subject to further appeals to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment.

SWM-B cannot determine the outcome of the Electricity Assessments matters, so no loss has been accrued in our consolidated financial statements for them.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December, 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. Glatz has filed an action in the German Patent Court to invalidate the German part of EP1482815. The trial on this invalidity action has not yet been scheduled. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three months ended March 31, 2020 and 2019 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		U.S. OPEB Benefits
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$0.3	$0.2	$—	$—
Interest cost	0.9	1.2	—	0.1	—	—
Expected return on plan assets	(1.2)	(1.5)	—	—	—	—
Amortizations and other	0.8	0.5	0.3	0.2	—	—
Net periodic benefit cost	$0.5	$0.2	$0.6	$0.5	$—	$—

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the condensed consolidated statements of income. During the fiscal year ending December 31, 2020, the Company expects to recognize approximately $3.2 million of amortization in Accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.9 million for its French pension plans.

Note 14. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 "Accounting for Income Taxes in Interim Periods." These interim estimates are subject to variation due to several factors, including the ability of the Company to accurately forecast pre-tax and taxable income and loss by jurisdiction, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective tax rate calculations could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings versus annual projections.
As a result of the Tax Cuts and Jobs Act of 2017, the Company has significant previously taxed earnings and profits (“PTEP”) from its foreign subsidiaries, as a result of transition tax and global intangible low taxed income (“GILTI”), that is generally able to be repatriated free of U. S. federal tax. Further, to the extent that any untaxed earnings and profits are distributed from foreign subsidiaries, such dividends should be eligible for a 100% dividends received deduction. Therefore, the Company does not intend to assert indefinite reinvestment on earnings generated after December 31, 2017. Note, the Company does provide for deferred non-U.S. withholding taxes and U.S. state taxes on hypothetical repatriation of earnings generated after December 31, 2017.
All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2020 or 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's effective tax rate from continuing operations was 19.1% and 20.0% for the three months ended March 31, 2020 and 2019, respectively. The decrease was materially due to favorable mix of earnings by jurisdiction, non-US legislative tax rate reductions and discrete items in the current year.

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2020		March 31, 2019
Advanced Materials & Structures	$122.9	47.0%	$120.5	46.7%
Engineered Papers	138.6	53.0	137.5	53.3
Total Consolidated	$261.5	100.0%	$258.0	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2020		March 31, 2019
Advanced Materials & Structures	$13.7	40.2%	$14.9	49.0%
Engineered Papers	33.4	97.9	28.7	94.4
Unallocated	(13.0)	(38.1)	(13.2)	(43.4)
Total Consolidated	$34.1	100.0%	$30.4	100.0%

($ in millions)	Segment Assets
	March 31, 2020	December 31, 2019
Advanced Materials & Structures	$973.2	$781.2
Engineered Papers	475.5	512.4
Unallocated	206.5	178.1
Total Consolidated	$1,655.2	$1,471.7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2019. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and the sections entitled "Forward-Looking Statements" at the end of this Item 2 and "Risk Factors" in Part II, Item 1A of this report. Unless the context indicates otherwise, references to "SWM," "we," "us," "our," the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

COVID-19 Overview
As a result of global economic and social disruption caused by the novel coronavirus (“COVID-19”), the Company’s sales, manufacturing operations, profitability, and cash flow are expected be impacted for the current year. This is a highly uncertain period with events and circumstances changing frequently, and while senior management is meeting regularly to address all aspects of the challenge, the magnitude and duration of economic disruption is difficult to predict. This overview is intended to provide management’s view of COVID-19’s impact on the Company’s first quarter of 2020 and projected future impacts to assist investors in understanding these developments. These comments contain forward looking statements about operations, financial performance and liquidity, and are current as of May 6, 2020. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements and Part II, Item 1A. Risk Factors.
Health and Safety. The company maintains a primary commitment to the health of our global teams. As such, the Company has reviewed and modified our standard operating procedures to reflect the increased needs from the COVID-19 pandemic. All non-essential travel and visitors to any site has been forbidden. We have reviewed all work responsibilities and those employees whose responsibilities could be completed from home have been instructed to work remotely. At operating sites, only essential production employees remain, and we have increased our health and safety protocols. These protocols include a stepped-up focus and employee education on hygiene and sterilization procedures, we have implemented increased social distancing requirements and staggered schedules where appropriate. We have also increased guidelines for all employees on how to safely handle potential infections, including temperature checks prior to entering the site and self-quarantine/return to work requirements.
End-markets and sales. SWM serves a variety of end-markets around the world, each with unique demand dynamics.  Management believes many of the Company’s end-markets will be relatively insulated from Coronavirus-related economic challenges; however the Company expects some end-markets to be negatively affected by decreased demand, particularly transportation.  In addition, there could be volatility in quarterly sales results from potential inventory builds as customers may elect to build safety stocks to protect against potential supply chain disruptions.
Tobacco (EP) - The Company’s largest single end-market is the tobacco industry, and at this time, management anticipates minimal impact to overall demand, outside of typically expected industry attrition, given the consumer staple nature of the industry.
Medical (AMS) - The Company’s medical products are largely used in finger bandages, diagnostic test strips, and hospital-setting products, and management believes sales of these products are not sensitive to COVID-19-related economic weakness.
Filtration (AMS) - The Company serves water and other filtration markets, and management believes these products are generally less sensitive to economic volatility than typical industrial goods.

Transportation (AMS) - The Company’s primary products are aftermarket automotive paint protection films. Management believes this product line can deliver steady long-term growth due to increasing global consumer adoption, although this category is likely to face near-term negative impacts as a result of significant auto industry disruption and near-term consumer purchasing behaviors, as a result of COVID-19.
Infrastructure & Construction (AMS) - The Company’s key products service highway development, residential construction, oil & gas site services) and various other industrial projects which must move soil and require erosion and sediment control. Management believes these end-markets may be impacted in the short term by local self distancing regulations that may affect the construction industry, but these end markets could be positively supported by a potential increase in infrastructure spending if governments provide stimulus funding to reinvigorate economic activities .
Industrial (AMS & EP) - The Company’s products service a broad range of applications, most of which are considered to be sensitive to economic activity and therefore would likely also be negatively impacted by a slowing economy as a result of COVID-19.
Manufacturing & Operations. Beyond the potential general demand impacts described above, the Company’s operations could be affected by external supply chain and customer-driven disruptions as well as within the Company’s manufacturing footprint. During the first quarter and into the early weeks of the second quarter, four of the Company's 24 sites temporarily shut down production in response to local government mandates and/or proactive safety measures to protect employees. In these cases, the Company continued to ship products from inventories on hand, and the financial impact of these disruptions is not expected to have a material impact on the Company’s full year results. At present, all but one of SWM’s manufacturing sites are either fully operational or operating at a modified schedule. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers in regard to supply chain and production planning. The Company’s primary raw materials remain readily available in the global marketplace and no significant procurement challenges have risen. Many of the Company’s products in our AMS segment have been deemed “essential” (e.g., filtration and medical) by local governments and thus the production facilities are not expected have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.
Financial Results Impacts & Outlook. During the first quarter, the Company generally performed above internal expectations despite moderate COVID-19 related impacts, the most significant of which was the reduced sales of transportation films sold into China. The Company expects near-term results to be impacted due to softer demand in several regions as decreased customer ordering began in March 2020 when the Coronavirus impact spread globally and cases dramatically increased. While the Company expects demand to recover later in 2020, it is challenging to predict the magnitude and duration of the global economic downturn and the speed of subsequent recovery. As such the Company has elected to withdraw its 2020 financial guidance (please refer to first quarter 2020 earnings press release / Form 8-K for additional commentary), though it still expects to be profitable and for operating cash flow to exceed capital spending requirements in 2020.
In response to the COVID-19 outbreak, the Company has, and continues to, conduct extensive sensitivity analyses on the potential 2020 financial impacts, particularly on cash flow and liquidity. These sensitivity tests include a range of outcomes from demand-only disruption, to multi-week shutdowns across our manufacturing footprint with all sales, production, and shipping halted. At present, the Company believes it has sufficient liquidity to fund the Company’s operations and financial obligations under likely scenarios despite the expected challenges of the near-term economic environment. These obligations include approximately $55 million of expected annual cash dividend payments to stockholders in 2020. While management believes a meaningful escalation of manufacturing disruptions is unlikely, the Company’s cash on hand, credit facility availability, and ability to manage expenses and capital expenditures, should provide sufficient liquidity to support the Company’s operations during a more pronounced short-term economic downturn.

Liquidity & Debt Overview. The Company currently has $754.7 million of total debt, $126.7 million of cash, and undrawn capacity on its revolving credit facility of $283.6 million at the end of the first quarter. Capacity on the revolving credit facility reflects the $212.0 million draw on the facility during the first quarter of 2020. Per the terms of the credit facility, net leverage was 2.7x at the end of the first quarter, versus a maximum covenant ratio of 4.5x, though covenants contain an acquisition-related provision, allowing net leverage to reach 5.0x throughout 2020. The

Company’s nearest debt maturity is the revolving credit facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended
	March 31,		Percent of Net Sales
	2020	2019	2020	2019
Net sales	$261.5	$258.0	100.0%	100.0%
Gross profit	74.3	67.9	28.4	26.3
Restructuring & impairment expense	0.1	—	—	—
Operating profit	34.1	30.4	13.0	11.8
Interest expense	6.9	7.8	2.6	3.0
Income from continuing operations	22.5	17.4	8.6	6.7
Net income	$22.5	$17.4	8.6%	6.7%
Diluted earnings per share from continuing operations	$0.72	$0.56
Diluted earnings per share	$0.72	$0.56
Cash provided by operations	$5.1	$13.0
Capital spending	$7.4	$7.3

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	Percent Change
Advanced Materials & Structures	$122.9	$120.5	$2.4	2.0%
Engineered Papers	138.6	137.5	1.1	0.8
Total	$261.5	$258.0	$3.5	1.4%

Net sales were $261.5 million in the three months ended March 31, 2020 compared with $258.0 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$7.5	2.9%
Changes due to net foreign currency impacts	(3.4)	(1.3)
Changes due to royalties	(0.6)	(0.2)
Total	$3.5	1.4%

AMS segment net sales were $122.9 million for the three months ended March 31, 2020 compared to $120.5 million during the prior-year period. The increase of $2.4 million or 2.0% included the acquisition benefit from the Tekra acquisition (closed March 13, 2020). Excluding the acquisition benefit from Tekra, sales decreased 2.6% primarily due to decline in sales of the Company's transportation films, which were significantly impacted by the global disruption of the auto industry, particularly in China, by the COVID-19 pandemic. The decline in transportation sales offset gains in each of AMS’s other end-markets.

EP segment net sales during the three months ended March 31, 2020 of $138.6 million increased by $1.1 million, or 0.8%, versus net sales of $137.5 million in the prior-year quarter.  Compared to the prior-year period, the increase in net sales was primarily the result of a favorable mix of products sold and average selling prices, offset by lower sales volume and unfavorable foreign currency movements.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2020	March 31, 2019	Change		2020	2019
Net sales	$261.5	$258.0	$3.5	1.4%	100.0%	100.0%
Cost of products sold	187.2	190.1	(2.9)	(1.5)	71.6	73.7
Gross profit	$74.3	$67.9	$6.4	9.4%	28.4%	26.3%

Gross profit increased by $6.4 million during the three months ended March 31, 2020 to $74.3 million versus the prior-year period of $67.9 million. AMS gross profit increased by $0.4 million, primarily due to the addition of the acquired Tekra business and lower resin input costs, offset by the decline in transportation film sales. In the EP segment, gross profit increased by $6.0 million, primarily due to positive price/mix movements within the portfolio, lower wood pulp input costs, and favorable currency movements from lower local currency operating costs in Brazil.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2020	March 31, 2019	Change		2020	2019
Selling expense	$9.5	$8.6	$0.9	10.5%	3.6%	3.3%
Research expense	3.2	3.3	(0.1)	(3.0)	1.2	1.3
General expense	27.4	25.6	1.8	7.0	10.5	9.9
Nonmanufacturing expenses	$40.1	$37.5	$2.6	6.9%	15.3%	14.5%

Nonmanufacturing expenses in the three months ended March 31, 2020 increased by $2.6 million to $40.1 million from $37.5 million in the prior-year period, primarily due to transaction expenses associated with the Tekra acquisition.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2020	March 31, 2019	Change		2020	2019
Advanced Materials & Structures	$—	$—	$—	N/A	—%	—%
Engineered Papers	0.1	—	0.1	N/A	0.1	—
Unallocated expenses	—	—	—	N/A
Total	$0.1	$—	$0.1	N/A	—%	—%

The Company incurred total restructuring and impairment expense of $0.1 million and $0.0 million in the three months ended March 31, 2020 and 2019, respectively.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2020	March 31, 2019	Change		2020	2019
Advanced Materials & Structures	$13.7	$14.9	$(1.2)	(8.1)%	11.1%	12.4%
Engineered Papers	33.4	28.7	4.7	16.4	24.1	20.9
Unallocated expenses	(13.0)	(13.2)	0.2	1.5
Total	$34.1	$30.4	$3.7	12.2%	13.0%	11.8%

Operating profit was $34.1 million in the three months ended March 31, 2020 compared with $30.4 million during the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2020 was $13.7 million compared to $14.9 million in the prior-year period. The decrease of $1.2 million, or 8.1%, was primarily due to the decline in transportation film sales, which was partially offset by lower raw material costs.

The EP segment's operating profit in the three months ended March 31, 2020 was $33.4 million, an increase of $4.7 million, or 16.4%, from $28.7 million in the prior-year period.  The increase was primarily due to the combination of positive pricing and mix of products sold, ongoing cost reduction activities, lower input costs and favorable local currency operating costs, which combined to more than offset certain inefficiencies from temporary plant shutdowns related to COVID-19 safety measures.

Unallocated expenses in the three months ended March 31, 2020 were $13.0 million compared to $13.2 million in the prior-year period, a decrease of $0.2 million, or 1.5%. The decrease was driven by lower deferred compensation expenses, related to stock market volatility, partially offset by transaction expenses associated with the Tekra acquisition.

Non-Operating Expenses

Interest expense was $6.9 million in the three months ended March 31, 2020, a decrease from $7.8 million in the prior-year period.  The Company benefited from lower average interest rates and debt balances, prior to the closing of the Tekra acquisition, when compared to the prior year period. The weighted average effective interest rate on our debt facilities was approximately 3.84% and 4.42% for the three months ended March 31, 2020 and 2019, respectively.

Other income, net, was $0.6 million during the three months ended March 31, 2020 compared to Other expense, net, of $0.6 million during the three months ended March 31, 2019.

Income Taxes

A $5.3 million provision for income taxes in the three months ended March 31, 2020 resulted in an effective tax rate of 19.1% compares with 20.0% in the prior-year quarter. The decrease was primarily due to favorable mix of earnings by jurisdiction, non-US legislative tax rate reductions and discrete items in the current year.

Income (Loss) from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $0.0 million in the three months ended March 31, 2020 compared with loss of $0.2 million during the prior-year period.

Net Income and Income per Share

Net income in the three months ended March 31, 2020 was $22.5 million, or $0.72 per diluted share, compared with $17.4 million, or $0.56 per diluted share, during the prior-year period.  The increase in net income was primarily due to operating profit growth in the EP segment.

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

Cash Requirements

As of March 31, 2020, $49.4 million of the Company's $126.7 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Provided by Operations

Net cash provided by operations was $5.1 million in the three months ended March 31, 2020 compared with $13.0 million in the prior-year period. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows.

Working Capital

As of March 31, 2020, the Company had net operating working capital of $206.5 million and cash and cash equivalents of $126.7 million, compared with net operating working capital of $168.8 million and cash and cash equivalents of $103.0 million as of December 31, 2019.  These changes primarily reflect the Tekra acquisition and an increase in accounts receivable.

In the three months ended March 31, 2020, net changes in operating working capital used cash of $33.7 million compared to the prior-year period, in which net changes in operating working capital used cash of $22.0 million. The most significant working capital related cash flow items were accounts receivable (use) and inventories (source). The higher receivables-related outflows were due to a larger sequential sales increase from fourth quarter 2019 to first quarter 2020 versus the comparable prior year periods. The Company is actively assessing the credit worthiness of its customers in the context of the potential business disruptions from COVID-19 but has not yet seen evidence of a material change to its ability to collect accounts receivable balances.  The positive change in cash flows from inventories were driven by the Company’s continued shipment of inventories on hand during temporary production halts related to COVID-19.

Cash Used for Investing

Cash used for investing activities during the three months ended March 31, 2020 was $176.3 million, compared to $7.6 million in the prior-year period. Current quarter cash used for investing is largely due to the net $170.6 million consideration transferred to acquire Tekra, comprised of the originally announced $155.0 million purchase price and $15.6 million of closing adjustments, which related primarily to tax benefits expected to be realized by the Company. The Company funded the transaction on its previously undrawn credit revolver.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2020, financing activities consisted of $212.0 million net proceeds from borrowings under the revolving credit facility, $13.7 million in cash paid for dividends declared to SWM stockholders and share repurchases of $1.0 million. In the prior-year period, financing activities consisted of $13.6 million in cash paid for dividends declared to SWM stockholders in the first three months of 2019, $0.8 million in net repayments on short-term and long-term debt and share repurchases of $0.9 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 6, 2020, we announced a cash dividend of $0.44 per share payable on June 19, 2020 to stockholders of record as of May 22, 2020. The covenants contained in our Indenture and New Credit Agreement (as defined below) require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the three months ended March 31, 2020, we repurchased and retired 25,274 shares of our common stock at a cost of $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2019, we repurchased and retired 24,372 shares of our common stock for $0.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2020	March 31, 2019
Changes in short-term debt	$—	$(0.2)
Proceeds from issuances of long-term debt	212.0	—
Payments on long-term debt	(0.4)	(0.6)
Net proceeds from (repayments on) borrowings	$211.6	$(0.8)

Net proceeds from borrowings were $211.6 million during the three months ended March 31, 2020.

Unused borrowing capacity under the New Credit Agreement was $283.6 million as of March 31, 2020. We also had availability under our bank overdraft facilities of $6.0 million as of March 31, 2020.

The Company was in compliance with all of its covenants under the Indenture and New Credit Agreement at March 31, 2020. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the New Credit Agreement, at March 31, 2020 and December 31, 2019 were 56.0% and 47.6%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

Our pension obligations are funded by our separate pension trusts, which held $127.0 million in assets at December 31, 2019. The combined projected benefit obligation of our U.S. and French pension plans was underfunded by $24.9 million as of December 31, 2019. We make contributions to our pension trusts based on many factors, including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions compared to other priorities. The Company is not required to contribute during 2020 to its U.S. and French pension plans although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2020 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with the Conwed acquisition, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following factors:

•	Risks associated with pandemics and other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the recent COVID-19 outbreak;

•
The impact of mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines, “shelter-in-place” mandates and similar governmental and private measures taken to combat the spread of COVID-19;

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

•	Changes in the Chinese economy, including relating to the demand for reconstituted tobacco, premium cigarettes and netting and due to impact of tariffs;

•	Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;

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

•	Seasonal or cyclical market and industry fluctuations which may result in reduced net sales and operating profits during certain periods;

•	Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, which could impact the sales and profitability of our products;

•	Adverse changes in the oil, gas, automotive, construction and infrastructure, and mining sectors impacting key AMS segment customers;

•	Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs;

•	Employee retention and labor shortages;

•
Changes in employment, wage and hour laws and regulations in the U.S., France and elsewhere, including the loi de Securisation de l'emploi in France, unionization rule and regulations by the National Labor Relations Board in the U.S., equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;

•	Labor strikes, stoppages, disruptions or other disruptions at our facilities;

•	The impact of tariffs, and the imposition of any future additional tariffs and other trade barriers, and the effects of retaliatory trade measures;

•
Existing and future governmental regulation and the enforcement thereof, for example relating to the tobacco industry, taxation and the environment (including the impact thereof on our Chinese joint ventures);

•	New reports as to the effect of smoking on human health or the environment;

•
Changes in general economic, financial and credit conditions in the U.S., Europe, China and elsewhere, including the impact thereof on currency exchange rates (including any weakening of the Euro and Real) and on interest rates and the effects of the ongoing discussions between the U.K. and European Union to determine the terms of the U.K.'s withdrawal from the European Union;

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

•
International conflicts and disputes, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;

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

Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2020 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 20. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

Except as noted below, as of March 31, 2020, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

We face various risks related to the COVID-19 pandemic and similar health-related outbreaks, which may have material adverse effects on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic and the measures put in place to reduce its spread have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We face various risks related to the COVID-19 pandemic and similar health-related outbreaks. Such risks include:

•
Decreased demand and volatility in sales due to operational disruptions faced by some of our customers, and the threat of a sustained economic downturn driven by the global reaction to the COVID-19 outbreak.

•
Disruptions to our manufacturing sites and operations due to temporary closures of our facilities to comply with government-imposed restrictions and to address other health-related factors. For example, production at four of our sites was shut down temporarily during the first quarter of 2020 in response to local government mandates and/or to implement proactive safety measures to protect employees. Our operations at other production sites were also scaled back.

•
Disruptions to our suppliers, and our inability to secure alternate sourcing quickly, which could adversely impact our production and cause us to alter production schedules or suspend production entirely.

•
The inability of our employees to work in our offices or our facilities due to personal health concerns and/or government-imposed restrictions in response to the pandemic, such as mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines and “shelter-in-place” mandates.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving. However, the occurrence of the above risks could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - 31, 2020	821	$40.92	—	$—	$—
February 1 - 29, 2020	24,453	35.08
March 1-31, 2020	—	—
Total Year-to-Date 2020	25,274	$35.27	—	$—	$—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

May 6, 2020

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

May 6, 2020

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