Form 10-Q
period 2020-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2020-08-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	June 30, 2020
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,344,604 shares of common stock issued and outstanding as of August 5, 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$254.2	$269.9	$515.7	$527.9
Cost of products sold	179.9	190.9	367.1	381.0
Gross profit	74.3	79.0	148.6	146.9

Selling expense	8.8	8.6	18.3	17.2
Research and development expense	3.6	3.7	6.8	7.0
General expense	25.9	22.1	53.3	47.7
Total nonmanufacturing expenses	38.3	34.4	78.4	71.9

Restructuring and impairment expense	1.6	0.4	1.7	0.4
Operating profit	34.4	44.2	68.5	74.6
Interest expense	8.1	15.1	15.0	22.9
Other (expense) income, net	(0.3)	(2.7)	0.3	(3.3)
Income from continuing operations before income taxes and income from equity affiliates	26.0	26.4	53.8	48.4

Provision for income taxes	5.4	5.2	10.7	9.6
Income (loss) from equity affiliates, net of income taxes	0.9	(0.7)	0.9	(0.9)
Income from continuing operations	21.5	20.5	44.0	37.9
Net income	$21.5	$20.5	$44.0	$37.9

Net income per share - basic:
Income per share from continuing operations	$0.69	$0.66	$1.41	$1.23
Net income per share – basic	$0.69	$0.66	$1.41	$1.23

Net income per share – diluted:
Income per share from continuing operations	$0.68	$0.66	$1.40	$1.22
Net income per share – diluted	$0.68	$0.66	$1.40	$1.22

Weighted average shares outstanding:

Basic	30,792,600	30,661,400	30,752,500	30,641,100

Diluted	31,006,700	30,809,300	30,958,400	30,791,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$21.5	$20.5	$44.0	$37.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.6	2.2	(2.9)	3.1
Less: Reclassification adjustment for realized translation adjustments	—	(0.2)	—	(0.4)

Unrealized (losses) gain on derivative instruments	(0.7)	0.9	(13.4)	1.3
Less: Reclassification adjustment for gains on derivative instruments included in net income	0.6	(1.8)	0.6	(2.7)

Net (loss) from postretirement benefit plans	(0.4)	—	(0.3)	—
Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	1.2	1.0	1.6	1.5
Other comprehensive income (loss)	1.3	2.1	(14.4)	2.8
Comprehensive income	$22.8	$22.6	$29.6	$40.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$63.9	$103.0
Accounts receivable, net	151.3	143.2
Inventories	172.1	161.4
Income taxes receivable	8.2	12.5
Other current assets	8.9	7.4
Total current assets	404.4	427.5

Property, plant and equipment, net	325.5	330.3
Deferred income tax benefits	4.1	3.7
Investment in equity affiliates	52.6	52.4
Goodwill	397.9	337.4
Intangible assets	321.2	251.2
Other assets	72.4	69.2
Total assets	$1,578.1	$1,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$2.6	$1.9
Accounts payable	53.1	66.4
Income taxes payable	3.4	2.8
Accrued expenses and other current liabilities	77.6	86.5
Total current liabilities	136.7	157.6

Long-term debt	666.4	540.8
Long-term income tax payable	17.6	21.4
Pension and other postretirement benefits	32.2	31.6
Deferred income tax liabilities	46.4	48.2
Other liabilities	71.4	74.4
Total liabilities	970.7	874.0
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,345,414 and 30,896,661 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3.1	3.1
Additional paid-in-capital	87.2	78.8
Retained earnings	654.1	638.4
Accumulated other comprehensive loss, net of tax	(137.0)	(122.6)
Total stockholders’ equity	607.4	597.7
Total liabilities and stockholders’ equity	$1,578.1	$1,471.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2019	30,889,589	$3.1	$72.0	$610.8	$(123.8)	$562.1
Net income	—	—	—	20.5	—	20.5
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Dividends declared ($0.44 per share)	—	—	—	(13.6)	—	(13.6)
Restricted stock issuances, net	5,084	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.5	—	—	1.5
Stock issued to directors as compensation	698	—	0.1	—	—	0.1
Purchases and retirement of common stock	(773)	—	—	(0.1)	—	(0.1)
Balance, June 30, 2019	30,894,598	$3.1	$73.6	$617.6	$(121.7)	$572.6

Balance, March 31, 2020	31,192,522	$3.1	$81.0	$646.2	$(138.3)	$592.0
Net income	—	—	—	21.5	—	21.5
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared ($0.44 per share)	—	—	—	(13.7)	—	(13.7)
Restricted stock issuances, net	1,853	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.0	—	—	2.0
Modification to director stock-based compensation plan	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	1,068	—	0.2	—	—	0.2
Purchases and retirement of common stock	(434)	—	—	0.1	—	0.1
Balance, June 30, 2020	31,195,009	$3.1	$87.2	$654.1	$(137.0)	$607.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of changes in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	37.9	—	37.9
Other comprehensive income, net of tax	—	—	—	—	2.8	2.8
Dividends declared ($0.88 per share)	—	—	—	(27.2)	—	(27.2)
Restricted stock issuances, net	146,105	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.4	—	—	2.4
Stock issued to directors as compensation	2,394	—	0.1	—	—	0.1
Purchases and retirement of common stock	(25,145)	—	—	(1.0)	—	(1.0)
Balance, June 30, 2019	30,894,598	$3.1	$73.6	$617.6	$(121.7)	$572.6

Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	44.0	—	44.0
Other comprehensive loss, net of tax	—	—	—	—	(14.4)	(14.4)
Dividends declared ($0.88 per share)	—	—	—	(27.4)	—	(27.4)
Restricted stock issuances, net	321,858	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.1	—	—	4.1
Modification to director stock-based compensation plan	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	2,198	—	0.3	—	—	0.3
Purchases and retirement of common stock	(25,708)	—	—	(0.9)	—	(0.9)
Balance, June 30, 2020	31,195,009	$3.1	$87.2	$654.1	$(137.0)	$607.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating
Net income	$44.0	$37.9
Non-cash items included in net income:
Depreciation and amortization	32.5	28.9
Deferred income tax	1.6	(0.7)
Pension and other postretirement benefits	1.8	1.3
Stock-based compensation	4.2	2.5
(Income) loss from equity affiliates	(0.9)	0.9
Brazil tax assessment accruals, net	—	10.9
Other items	(3.7)	0.9
Changes in operating working capital, net of assets acquired:
Accounts receivable	(8.4)	(12.2)
Inventories	(1.4)	(2.6)
Prepaid expenses	(1.3)	(1.9)
Accounts payable	(12.9)	(2.2)
Accrued expenses and other current liabilities	(6.8)	(4.9)
Accrued income taxes	0.6	(3.8)
Net changes in operating working capital	(30.2)	(27.6)
Net cash provided by operations	49.3	55.0
Investing
Capital spending	(14.9)	(15.2)
Capitalized software costs	(1.7)	(2.8)
Acquisitions, net of cash acquired	(169.3)	—
Other investing	2.1	0.8
Net cash used in investing	(183.8)	(17.2)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Financing
Cash dividends paid to SWM stockholders	(27.4)	(27.2)
Short-term borrowings (payments), net	—	(0.1)
Proceeds from issuances of long-term debt	212.0	0.1
Payments on long-term debt	(87.1)	(15.3)
Purchases of common stock	(0.9)	(1.0)
Net cash provided by (used in) financing	96.6	(43.5)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.3)
Decrease in cash and cash equivalents	(39.1)	(6.0)
Cash and cash equivalents at beginning of period	103.0	93.8
Cash and cash equivalents at end of period	$63.9	$87.8

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$14.1	$15.5
Cash paid for taxes, net	$8.1	$13.6
Change in capital spending in accounts payable and accrued liabilities	$2.9	$3.7
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

The Advanced Materials & Structures ("AMS") segment produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. AMS also provides converting and coating services. These products are used in a variety of specialty applications across the filtration, transportation, infrastructure and construction, medical, and industrial end-markets.

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

The results of operations for the three or six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the potential impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended June 30, 2020. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update requires that an entity measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects a current estimate of credit losses expected to be incurred. The Company adopted this guidance as of January 1, 2020 on a prospective basis. There was no material impact upon adoption and the Company does not expect the provisions of this update to have a material impact on the condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019. The Company adopted the provisions of this guidance prospectively as of January 1, 2020. There was no material impact upon adoption and the Company does not expect the provisions of this update to have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Standards

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. The new standard requires the amendments to be applied on a retrospective basis for all periods presented. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new standard simplifies income tax accounting requirements by removing certain exceptions to the general principles in Topic 740, Income Taxes. The provisions of this ASU are effective for years beginning after December 15, 2020 with early adoption permitted. The Company is currently in the process of evaluating the impact of the pronouncement and does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new standard provides optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions affected by reference rate reform and the anticipated discontinuance of the London Interbank Offered Rate ("LIBOR") if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company does not currently have any contracts that have been changed to a new reference rate but will continue to evaluate the applicability and impact of the guidance.

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

Following is the Company’s Net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from Net sales.

	Three Months Ended
	June 30, 2020			June 30, 2019
	AMS	EP	Total	AMS	EP	Total
Product revenues	$127.1	$109.9	$237.0	$122.7	$128.3	$251.0
Materials conversion revenues	5.0	10.1	15.1	2.0	13.8	15.8
Other revenues	0.7	1.4	2.1	2.0	1.1	3.1
Total revenues (1)	$132.8	$121.4	$254.2	$126.7	$143.2	$269.9
         (1) Revenues include net hedging gains and losses for the three months ended June 30, 2020 and 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	June 30, 2020			June 30, 2019
	AMS	EP	Total	AMS	EP	Total
Product revenues	$244.1	$234.6	$478.7	$240.2	$249.5	$489.7
Materials conversion revenues	8.8	23.0	31.8	3.9	28.7	32.6
Other revenues	2.8	2.4	5.2	3.1	2.5	5.6
Total revenues (1)	$255.7	$260.0	$515.7	$247.2	$280.7	$527.9

(1) Revenues include net hedging gains and losses for the six months ended June 30, 2020 and 2019.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	June 30, 2020			June 30, 2019
	AMS	EP	Total	AMS	EP	Total
United States	$88.8	$38.7	$127.5	$87.4	$50.9	$138.3
Europe and the former Commonwealth of Independent States	11.1	39.8	50.9	13.4	41.0	54.4
Asia/Pacific (including China)	25.7	24.0	49.7	20.5	27.5	48.0
Latin America	2.5	9.6	12.1	1.5	12.3	13.8
Other foreign countries	4.7	9.3	14.0	3.9	11.5	15.4
Total revenues (1)	$132.8	$121.4	$254.2	$126.7	$143.2	$269.9
        (1) Revenues include net hedging gains and losses for the three months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30, 2020			June 30, 2019
	AMS	EP	Total	AMS	EP	Total
United States	$172.1	82.6	$254.7	$170.7	98.3	$269.0
Europe and the former Commonwealth of Independent States	23.7	83.3	107.0	26.6	86.1	112.7
Asia/Pacific (including China)	46.4	52.8	99.2	37.7	47.9	85.6
Latin America	4.8	20.6	25.4	3.5	23.4	26.9
Other foreign countries	8.7	20.7	29.4	8.7	25.0	33.7
Total revenues (1)	$255.7	$260.0	$515.7	$247.2	$280.7	$527.9

(1) Revenues include net hedging gains and losses for the six months ended June 30, 2020 and 2019.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	June 30, 2020	December 31, 2019
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.3 million and $12.8 million at June 30, 2020 and December 31, 2019, respectively	$(23.0)	$(24.3)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $4.2 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively	(16.3)	(3.5)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $7.1 million and $5.0 million at June 30, 2020 and December 31, 2019, respectively	(97.7)	(94.8)
Accumulated other comprehensive loss	$(137.0)	$(122.6)

Changes in the components of Accumulated other comprehensive loss were as follows ($ in millions):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$1.1	$(0.3)	$0.8	$0.8	$0.2	$1.0
Unrealized (loss) gain on derivative instruments	0.2	(0.3)	(0.1)	(1.0)	0.1	(0.9)
Unrealized (loss) gain on foreign currency translation	(0.8)	1.4	0.6	1.9	0.1	2.0
Total	$0.5	$0.8	$1.3	$1.7	$0.4	$2.1

	Six Months Ended
	June 30, 2020			June 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$1.8	$(0.5)	$1.3	$0.2	$1.3	$1.5
Unrealized (loss) gain on derivative instruments	(15.4)	2.6	(12.8)	(1.5)	0.1	(1.4)
Unrealized (loss) gain on foreign currency translation	(4.9)	2.0	(2.9)	0.3	2.4	2.7
Total	$(18.5)	$4.1	$(14.4)	$(1.0)	$3.8	$2.8

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

The consideration transferred to acquire Tekra was $169.3 million, net of $1.6 million cash and cash equivalents acquired, and subject to working capital adjustments which will be finalized during the third quarter of 2020. The purchase price was funded with borrowings from our revolving credit facility.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed measured at their preliminary estimated fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is preliminary, pending completion of the fair value analysis of acquired assets and liabilities, including the finalization of the working capital settlement expected to be completed during third quarter of 2020. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill which is primarily attributable to expected revenue synergies. The estimated purchase price allocation disclosed as of March 31, 2020, was revised during the second quarter as new information was received and analyzed resulting in a decrease in net intangible assets of $3.4 million, and other adjustments, disclosed in the table below, consisting primarily of reclassifications within working capital, leading to a net decrease in total consideration of $1.8 million. We do not expect further revisions or changes to the final working capital adjustment or purchase price allocation to be material.

The consideration paid for Tekra and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the March 13, 2020 acquisition date were as follows ($ in millions):

	June 30, 2020	Adjustments	Previously disclosed March 31, 2020
Cash and cash equivalents	$1.6	$(0.5)	$2.1
Accounts receivable	8.6	(0.2)	8.8
Inventory	14.2	0.1	14.1
Other current assets	0.2	—	0.2
Property, plant and equipment	7.3	—	7.3
Identifiable intangible assets	81.8	(3.4)	85.2
Other noncurrent assets	3.7	0.4	3.3
Total assets	$117.4	$(3.6)	$121.0

Accounts payable	$3.0	$0.6	$2.4
Other current liabilities	2.0	(1.6)	3.6
Other noncurrent liabilities	2.7	—	2.7

Net assets acquired	$109.7	$(2.6)	$112.3

Goodwill	61.2	0.8	60.4

Total consideration	$170.9	$(1.8)	$172.7

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Preliminary Fair Values as of June 30, 2020	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$63.0	15
Tradenames and other	10.8	15
Developed technology	8.0	10
Total amortizable intangible assets	$81.8

During the three and six months ended June 30, 2020, the Company recognized $1.1 million in direct and indirect acquisition-related costs for the Tekra acquisition, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income.

The amounts of Net sales and Income from continuing operations of Tekra included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

	Three Months Ended June 30, 2020	March 13, 2020 - June 30, 2020
Net Sales	$25.0	$30.5
Income from Continuing Operations	$(0.7)	$(0.3)

Unaudited pro forma net sales for the six months ended June 30, 2020 and 2019 were $539.6 million and $583.1 million, respectively. Preparation of pro forma income from continuing operations for the periods presented is impractical given recent changes to the ownership structure of the acquired entities prior to the transaction.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator (basic and diluted):
Net income	$21.5	$20.5	$44.0	$37.9
Less: Dividends paid to participating securities	(0.2)	(0.1)	(0.4)	(0.2)
Less: Undistributed earnings available to participating securities	(0.1)	(0.1)	(0.2)	(0.1)
Undistributed and distributed earnings available to common stockholders	$21.2	$20.3	$43.4	$37.6

Denominator:
Average number of common shares outstanding	30,792.6	30,661.4	30,752.5	30,641.1
Effect of dilutive stock-based compensation	214.1	147.9	205.9	149.9
Average number of common and potential common shares outstanding	31,006.7	30,809.3	30,958.4	30,791.0

Note 6. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	June 30, 2020	December 31, 2019
Raw materials	$72.1	$61.1
Work in process	23.7	20.7
Finished goods	65.4	65.3
Supplies and other	10.9	14.3
Total	$172.1	$161.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2020 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2019	$332.5	$4.9	$337.4
Goodwill acquired during the period	61.2	—	61.2
Foreign currency translation adjustments	(0.7)	—	(0.7)
Goodwill as of June 30, 2020	$393.0	$4.9	$397.9

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (AMS)
Customer relationships	$339.3	$77.5	$—	$1.9	$259.9
Developed technology	42.0	12.4	—	0.4	29.2
Trade names	32.6	1.0	20.7	0.3	10.6
Non-compete agreements	2.9	2.3	—	—	0.6
Patents	1.5	0.5	—	—	1.0
Total	$418.3	$93.7	$20.7	$2.6	$301.3

Unamortized Intangible Assets (AMS)
Trade names	$20.0	$—	$0.1	$—	$19.9

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

Amortization expense of intangible assets was $6.4 million and $5.1 million for the three months ended June 30, 2020 and 2019, respectively, and $11.3 million and $10.2 million for the six months ended June 30, 2020 and 2019, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $25.2 million in each of the next five years.
Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $1.6 million and $0.4 million in the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $0.4 million in the six months ended June 30, 2020 and 2019, respectively.

In the AMS segment, restructuring and impairment expense was $0.5 million and $0.0 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.0 million in the six months ended June 30, 2020 and 2019, respectively.

In the EP segment, restructuring and impairment expense was $1.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $0.4 million in the six months ended June 30, 2020 and 2019, respectively. In the six months ended June 30, 2020, Restructuring and impairment expense consisted of $1.7 million for severance accruals for employees at our manufacturing facilities in France, Brazil, Poland, and the U.S. In the six months ended June 30, 2019, Restructuring and impairment expense consisted of $0.4 million in severance accruals for employees at our manufacturing facilities in Brazil, France and the U.S.

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. Changes in the restructuring liabilities, substantially all of which are employee-related, during the periods ended June 30, 2020 and December 31, 2019 are summarized as follows ($ in millions):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Balance at beginning of year	$0.5	$1.4
Accruals for announced programs	1.7	3.7
Cash payments	(0.8)	(4.2)
Other	—	(0.4)
Balance at end of period	$1.4	$0.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	June 30, 2020	December 31, 2019
Revolving credit facility - U.S. dollar borrowings	$127.0	$—
Term loan facility	196.5	197.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $6.5 million and $6.9 million at June 30, 2020 and December 31, 2019, respectively	343.5	343.1
French employee profit sharing	3.9	4.8
Finance lease and capital lease obligations, respectively	3.3	3.2
Debt issuance costs	(5.2)	(5.9)
Total debt	669.0	542.7
Less: Current debt	(2.6)	(1.9)
Long-term debt	$666.4	$540.8

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

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.50% in excess of a reserve adjusted LIBOR or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025.

Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg. The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2020.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2020.

As of June 30, 2020, the average interest rate was 1.94% on outstanding Revolving Credit Facility borrowings and 2.19% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 3.92% and 4.43% for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, and December 31, 2019, the Company's total deferred debt issuance costs, net of accumulated amortization, were $5.2 million and $5.9 million, respectively. Amortization expense of $0.6 million and $0.6 million was recorded during the six months ended June 30, 20206 and 2019, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at June 30, 2020 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of June 30, 2020 ($ in millions):

2020	$2.2
2021	3.9
2022	3.9
2023	130.3
2024	2.5
Thereafter	531.4
Total	$674.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Debt

At June 30, 2020 and December 31, 2019, the fair market value of the Company's 6.875% senior unsecured notes was $359.2 million and $378.3 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2020 and December 31, 2019 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 11. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain will be amortized on a ratable basis from Accumulated other comprehensive loss into income as interest expense over the remaining term of the interest rate swap. On September 11, 2019, the Company terminated this interest rate swap. Concurrently, on September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the existing credit agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•September 13, 2019 - December 31, 2020 $185 million notional

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•December 31, 2020 - December 31, 2021 $150 million notional
•December 31, 2021 - January 31, 2027 $100 million notional

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

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at June 30, 2020 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.4	Accrued expenses and other current liabilities	$4.2
Foreign exchange contracts	Other assets	6.5	Other liabilities	3.1
Interest rate contracts	Accounts receivable, net	—	Other liabilities	9.1
Total derivatives designated as hedges		7.9		16.4

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.2	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		0.2		—
Total derivatives		$8.1		$16.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at December 31, 2019 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$4.8	Accrued expenses	$5.6
Foreign exchange contracts	Other assets	6.3	Other liabilities	5.5
Interest rate contracts	Accounts receivable, net	—	Accrued expenses	0.2
Interest rate contracts	Other assets	—	Other liabilities	—
Total derivatives designated as hedges		$11.1		$11.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accounts payable	—
Total derivatives not designated as hedges		$0.1		$—
Total derivatives		$11.2		$11.3

The following table provides the gross effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax				Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,		June 30,
	2020	2019	2020	2019		2020	2019	2020	2019
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(0.8)	$(0.3)	$(5.8)	$(0.2)	Net sales	$(1.0)	$(0.4)	$(1.6)	$(0.6)
Foreign exchange contracts	0.9	0.4	1.4	0.1	Other income (expense), net	0.4	0.5	1.0	0.1
Interest rate contracts	(0.8)	0.8	(9)	1.4	Interest expense	—	1.7	—	3.2
Derivatives designated as net investment hedge
Foreign exchange contracts	(5.4)	—	6.6	—	Other income (expense), net	—	—	—	—
Total	$(6.1)	$0.9	$(6.8)	$1.3		$(0.6)	$1.8	$(0.6)	$2.7

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and six months ended June 30, 2020 or 2019, other than those related to the cross-currency swap, noted below.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended June 30, 2020 and 2019, respectively, $0.0 million and $0.2 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $2.0 million and $0.4 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the six months ended June 30, 2020 and 2019, respectively, $0.0 million and $0.4 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $3.5 million and $0.9 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain Recognized in Income	Amount of Gain Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Foreign exchange contracts	Other income, net	$0.3	$0.1	$0.5	$—

Note 12. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided Assessment 2 against SWM-B in the amount of approximately $8.9 million, based on the foreign currency exchange rate at June 30, 2020. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded an liability sufficient to satisfy this amount in the second quarter of 2019. This judgment may be settled over the course of 60 months after all possible challenges are concluded. Interest and penalties will continue to accrue until the judgment is paid.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.4 million and $6.5 million, respectively, based on the foreign currency exchange rate at June 30, 2020), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.2 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are subject to further appeals to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such, no loss has been accrued in our condensed consolidated financial statements.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December, 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz has filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company has appealed the portion of the decision with respect to the claims held to be invalid. The hearing on this invalidity appeal has not yet been scheduled. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or six months ended June 30, 2020 and 2019 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits
	2020	2019	2020	2019
Service cost	$—	$—	$0.3	$0.3
Interest cost	1.0	1.1	0.1	0.1
Expected return on plan assets	(1.3)	(1.4)	—	—
Amortizations and other	0.8	0.5	0.1	0.2
Net periodic benefit cost	$0.5	$0.2	$0.5	$0.6

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits
	2020	2019	2020	2019
Service cost	$—	$—	$0.6	$0.5
Interest cost	1.9	2.3	0.1	0.2
Expected return on plan assets	(2.5)	(2.9)	—	—
Amortizations and other	1.6	1.0	0.4	0.4
Net periodic benefit cost	$1.0	$0.4	$1.1	$1.1

The components of net periodic benefit cost other than the service cost component are included in Other (expense) income, net in the condensed consolidated statements of income. During the fiscal year ending December 31, 2020, the Company expects to recognize approximately $3.2 million of amortization in Accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.9 million for its French pension plans.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings versus annual projections.
As a result of the Tax Cuts and Jobs Act of 2017, the Company has significant previously taxed earnings and profits (“PTEP”) from its foreign subsidiaries, as a result of transition tax and global intangible low taxed income (“GILTI”), that is generally able to be repatriated free of U. S. federal tax. Further, to the extent that any untaxed earnings and profits are distributed from foreign subsidiaries, such dividends should be eligible for a 100% dividends received deduction. Therefore, the Company does not intend to assert indefinite reinvestment on earnings generated after December 31, 2017. Note, the Company provides for deferred non-U.S. withholding taxes and U.S. state taxes on hypothetical repatriation of earnings generated after December 31, 2017.
All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2020 or 2019.

The Company's effective tax rate from continuing operations was 20.8% and 19.7% for the three months ended June 30, 2020 and 2019, respectively. The increase was materially due to an unfavorable change in discrete items and mix of earnings by jurisdiction offset by a net favorable impact of U.S. tax credits. The Company's effective tax rate from continuing operations was 19.9% and 19.8% for the six months ended June 30, 2020 and 2019, respectively.

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

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Advanced Materials & Structures	$132.8	52.2%	$126.7	46.9%	$255.7	49.6%	$247.2	46.8%
Engineered Papers	121.4	47.8	143.2	53.1	260.0	50.4	280.7	53.2
Total Consolidated	$254.2	100.0%	$269.9	100.0%	$515.7	100.0%	$527.9	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Advanced Materials & Structures	$13.1	38.1%	$20.4	46.2%	$26.8	39.1%	$35.3	47.3%
Engineered Papers	31.7	92.1	32.5	73.5	65.1	95.0	61.2	82.1
Unallocated	(10.4)	(30.2)	(8.7)	(19.7)	(23.4)	(34.1)	(21.9)	(29.4)
Total Consolidated	$34.4	100.0%	$44.2	100.0%	$68.5	100.0%	$74.6	100.0%

($ in millions)	Segment Assets
	June 30, 2020	December 31, 2019
Advanced Materials & Structures	$961.2	$781.2
Engineered Papers	469.0	512.4
Unallocated	147.9	178.1
Total Consolidated	$1,578.1	$1,471.7

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

COVID-19 Overview
As a result of global economic and social disruption caused by the novel coronavirus (“COVID-19”), the Company’s sales, manufacturing operations, profitability, and cash flow have been, and are expected to continue to be impacted for the current year. This is a highly uncertain period with events and circumstances changing frequently, and while senior management is meeting regularly to address all aspects of the challenge, the magnitude and duration of economic disruption is difficult to predict. This overview is intended to provide management’s view of COVID-19’s impact on the Company’s first six months of 2020 and projected future impacts to assist investors in understanding these developments. These comments contain forward looking statements about operations, financial performance and liquidity, and are current as of August 5, 2020. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements and Part II, Item 1A. Risk Factors.
Health and Safety. The company maintains a primary commitment to the health of our global teams. As such, the Company has reviewed and modified our standard operating procedures to reflect the increased needs from the COVID-19 pandemic, and continues to reassess our safety practices as developments occur and new information becomes available. All non-essential travel and visitors to our sites have been forbidden. We have reviewed all work responsibilities and those employees who are able have been instructed to work remotely. At operating sites, only essential production employees remain, and we have increased our health and safety protocols. These protocols include a stepped-up focus and employee education on hygiene and sterilization procedures. We have implemented social distancing requirements and staggered schedules where appropriate. We have also increased guidelines for all employees on how to safely handle potential infections, including temperature checks prior to entering the site and self-quarantine/return to work requirements.
End-markets and sales. SWM serves a variety of end-markets around the world, each with unique demand dynamics. Management believes many of the Company’s end-markets have been, and will remain relatively insulated from COVID-19-related economic challenges; however, some end-markets have been, and are expected to continue to be negatively affected by decreased demand, particularly transportation. In addition, quarterly sales results in 2020 have, and may continue to demonstrate, some volatility from potential inventory builds as customers manage inventories and safety stocks to protect against potential supply chain disruptions.
Tobacco (EP) - The Company’s largest single end-market is the tobacco industry, and at this time, management anticipates minimal impact to overall demand in 2020, outside of typically expected industry attrition, given the consumer staple nature of the industry.
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
Transportation (AMS) - The Company’s primary products are aftermarket automotive paint protection films, which management believes can deliver steady long-term growth due to increasing global consumer adoption of these products. In 2020, however, this category has faced, and is likely to continue to face near-term negative impacts as a result of significant auto industry disruption and near-term consumer purchasing behaviors as a result of COVID-19.
Infrastructure & Construction (AMS) - The Company’s key products service highway development, residential construction, oil & gas site services and various other industrial projects which must move soil and require erosion and sediment control. Management believes these end-markets have been impacted by local self-distancing regulations that may affect the construction industry, but these end markets could be positively supported by a potential increase in infrastructure spending if governments provide stimulus funding to reinvigorate economic activities.
Industrial (AMS & EP) - The Company’s products service a broad range of applications, most of which are considered to be sensitive to economic activity and associated impacts of COVID-19.

Manufacturing & Operations. Beyond the potential general demand impacts described above, the Company’s operations have been moderately affected by external supply chain and customer-driven disruptions as well as within the Company’s manufacturing footprint. During the first quarter and into the early weeks of the second quarter, four of the Company's 24 sites temporarily shut down production in response to local government mandates and/or proactive safety measures to protect employees. In these cases, the Company continued to ship products from inventories on hand, and the financial impact of these disruptions is not expected to have a material impact on the Company’s full year results. At present, all facilities are operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. The Company’s primary raw materials remain readily available in the global marketplace and no significant procurement challenges have risen. Many of the Company’s products in our AMS segment have been deemed “essential” (e.g., filtration and medical) by local governments and thus the production facilities are not expected have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.

Financial Results Impacts & Outlook. During the first quarter, the Company generally performed above internal expectations despite moderate COVID-19 related impacts, the most significant of which was the reduced sales of transportation films sold into China. During the second quarter, the Company’s results were impacted due to softer demand in several regions as a result of decreased customer ordering beginning in March 2020 when the pandemic impact spread globally and cases dramatically increased. While the Company expects demand to recover later in 2020, it is challenging to predict domestic and international health and safety developments, the magnitude and duration of the global economic downturn, and the magnitude and timing of a subsequent recovery. As such the Company has elected to withdraw its 2020 financial guidance (please refer to first quarter 2020 earnings press release and Form 8-K filed with the SEC on May 6, 2020 for additional commentary), though it still expects to be profitable and for operating cash flow to exceed capital spending requirements in 2020.

In response to the COVID-19 outbreak, the Company has conducted, and continues to, conduct extensive sensitivity analyses on the potential 2020 financial impacts, particularly on cash flow and liquidity. These sensitivity tests include a range of outcomes from demand-only disruption, to multi-week shutdowns across our manufacturing footprint with all sales, production, and shipping halted. At present, the Company believes it has sufficient liquidity to fund the Company’s operations and financial obligations under likely scenarios despite the expected challenges of the near-term economic environment. These obligations include approximately $55 million of expected annual cash dividend payments to stockholders in 2020 ($27 million of which has been paid as of June 30, 2020). While management believes a meaningful escalation of manufacturing disruptions is unlikely, the Company’s cash on hand, credit facility availability, and ability to manage expenses and capital expenditures, should provide sufficient liquidity to support the Company’s operating needs and financial obligations.

The Company also continues to actively assess the credit worthiness of its customers in the context of the potential business disruptions from COVID-19 but has not yet seen evidence of a material change to its ability to collect accounts receivable balances.
Liquidity & Debt Overview. The Company currently has $669.0 million of total debt, $63.9 million of cash, and undrawn capacity on its revolving credit facility of $368.5 million at the end of the second quarter. Per the terms of the credit facility, net leverage was 2.8x at the end of the second quarter, versus a maximum covenant ratio of 4.5x, though covenants contain an acquisition-related provision, allowing net leverage to reach 5.0x throughout 2020. The Company’s nearest debt maturity is the revolving credit facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30,		Percent of Net Sales		June 30,		Percent of Net Sales
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$254.2	$269.9	100.0%	100.0%	$515.7	$527.9	100.0%	100.0%
Gross profit	74.3	79.0	29.2	29.3	148.6	146.9	28.8	27.8
Restructuring & impairment expense	1.6	0.4	0.6	0.1	1.7	0.4	0.3	0.1
Operating profit	34.4	44.2	13.5	16.4	68.5	74.6	13.3	14.1
Interest expense	8.1	15.1	3.2	5.6	15.0	22.9	2.9	4.3
Income from continuing operations	21.5	20.5	8.5	7.6	44.0	37.9	8.5	7.2
Net income	$21.5	$20.5	8.5%	7.6%	$44.0	$37.9	8.5%	7.2%
Diluted earnings per share from continuing operations	$0.68	$0.66			$1.40	$1.22
Diluted earnings per share	$0.68	$0.66			$1.40	$1.22
Cash provided by operations	$44.2	$42.0			$49.3	$55.0
Capital spending	$7.5	$7.9			$14.9	$15.2

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Net Sales
($ in millions)

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	Percent Change
Advanced Materials & Structures	$132.8	$126.7	$6.1	4.8%
Engineered Papers	121.4	143.2	(21.8)	(15.2)
Total	$254.2	$269.9	$(15.7)	(5.8)%

Net sales were $254.2 million in the three months ended June 30, 2020 compared with $269.9 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$(13.0)	(4.8)%
Changes due to net foreign currency impacts	(2.9)	(1.1)
Changes due to royalties	0.2	0.1
Total	$(15.7)	(5.8)%

AMS segment net sales were $132.8 million for the three months ended June 30, 2020 compared to $126.7 million during the prior-year period. The increase of $6.1 million or 4.8% included the benefit from the Tekra acquisition (closed March 13, 2020). Excluding the acquisition benefit from Tekra, AMS sales decreased 14.9% primarily due to a decline in sales of the Company's transportation films, which were significantly impacted by the global COVID-19 pandemic and associated stay-at home orders that disrupted the auto industry. Infrastructure and construction and filtration sales also declined due to macro-economic pressures attributable to COVID-19. Sales growth in medical and industrial end markets, driven by higher demand for facemask materials, specialty hospital products, and packaging films, partially offset those declines.

EP segment net sales during the three months ended June 30, 2020 of $121.4 million decreased by $21.8 million, or 15.2%, versus net sales of $143.2 million in the prior-year quarter.  Compared to the prior-year period, the decrease in net sales was primarily the result of industry attrition, inventory destocking related to certain customers, temporary site closures related to government orders and implementations of increased safety protocols in response to COVID-19, and negative impacts of foreign currency movements.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Net sales	$254.2	$269.9	$(15.7)	(5.8)%	100.0%	100.0%
Cost of products sold	179.9	190.9	(11.0)	(5.8)	70.8	70.7
Gross profit	$74.3	$79.0	$(4.7)	(5.9)%	29.2%	29.3%

Gross profit decreased by $4.7 million during the three months ended June 30, 2020 to $74.3 million versus the prior-year period of $79.0 million. AMS gross profit decreased by $4.1 million, primarily due to the decline in transportation and infrastructure and construction sales, partially offset by incremental gross profits from the acquired Tekra business and lower raw material costs. In the EP segment, gross profit decreased slightly by $0.6 million, primarily due to lower sales volume largely offset by lower wood pulp input costs, cost reduction efforts, and favorable currency movements from lower local currency operating costs in Brazil.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Selling expense	$8.8	$8.6	$0.2	2.3%	3.5%	3.2%
Research expense	3.6	3.7	(0.1)	(2.7)	1.4	1.4
General expense	25.9	22.1	3.8	17.2	10.2	8.1
Nonmanufacturing expenses	$38.3	$34.4	$3.9	11.3%	15.1%	12.7%

Nonmanufacturing expenses in the three months ended June 30, 2020 increased by $3.9 million to $38.3 million from $34.4 million in the prior-year period, primarily due to the addition of the acquired Tekra business.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Advanced Materials & Structures	$0.5	$—	$0.5	N/A	0.4%	—%
Engineered Papers	1.1	0.4	0.7	N/A	0.9	0.3
Unallocated expenses	—	—	—	N/A
Total	$1.6	$0.4	$1.2	N/A	0.6%	0.1%

The Company incurred total restructuring and impairment expense of $1.6 million and $0.4 million in the three months ended June 30, 2020 and 2019, respectively. In the 2020 period, the restructuring expense primarily related to severance accruals for employees at our manufacturing operations in the U.S., Brazil, France and Poland.

In the comparable 2019 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our manufacturing operations in the U.S., Brazil and France.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Advanced Materials & Structures	$13.1	$20.4	$(7.3)	(35.8)%	9.9%	16.1%
Engineered Papers	31.7	32.5	(0.8)	(2.5)	26.1	22.7
Unallocated expenses	(10.4)	(8.7)	(1.7)	(19.5)
Total	$34.4	$44.2	$(9.8)	(22.2)%	13.5%	16.4%

Operating profit was $34.4 million in the three months ended June 30, 2020 compared with $44.2 million during the prior-year period.

The AMS segment's operating profit in the three months ended June 30, 2020 was $13.1 million compared to $20.4 million in the prior-year period. The decrease of $7.3 million, or 35.8%, was primarily due to lower transportation and infrastructure and construction sales, partially offset by lower raw material costs and on-going cost reduction initiatives. Operating profit was also negatively impacted by increased non-cash intangible asset amortization expenses related to the Tekra acquisition.

The EP segment's operating profit in the three months ended June 30, 2020 was $31.7 million, an decrease of $0.8 million, or 2.5%, from $32.5 million in the prior-year period.  The decrease was primarily due to a combination of lower volumes and inefficiencies from temporary plant shut-downs related to COVID-19 safety measures, partially offset by cost reduction activities and lower input costs. Currency movements resulted in a $2.6 million benefit to operating profit due mainly to lower local currency operating costs in Brazil.

Unallocated expenses in the three months ended June 30, 2020 were $10.4 million compared to $8.7 million in the prior-year period, an increase of $1.7 million, or 19.5%. The increase was driven by timing of certain administrative expenses and higher IT costs.

Non-Operating Expenses

Interest expense was $8.1 million in the three months ended June 30, 2020, a decrease from $15.1 million in the prior-year period due to $7.8 million of non-recurring interest expense in the second quarter of 2019 related to Brazil tax assessments. Excluding the non-recurring interest accrual for the Brazil tax assessments in 2019, interest expense increased by $0.8 million due to higher average debt balances as a result of the Tekra acquisition.

Other expense, net, was $0.3 million during the three months ended June 30, 2020 compared to $2.7 million during the three months ended June 30, 2019. Prior year Other expense, net included $2.1 million Brazilian ICMS tax assessment accrual.

Income Taxes

A $5.4 million provision for income taxes in the three months ended June 30, 2020 resulted in an effective tax rate of 20.8% compares with 19.7% in the prior-year quarter. The increase was due to an unfavorable change in discrete items and mix of earnings by jurisdiction offset by a net favorable impact of U.S. tax credits.
Income (Loss) from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $0.9 million in the three months ended June 30, 2020 compared with loss of $0.7 million during the prior-year period, due to higher volumes.

Net Income and Income per Share

Net income in the three months ended June 30, 2020 was $21.5 million, or $0.68 per diluted share, compared with $20.5 million, or $0.66 per diluted share, during the prior-year period.  Lower operating profits in AMS and EP were partially offset by the favorable interest expense and other expense comparisons to prior year (which both reflected non-recurring expenses related to Brazil tax assessments), as well as favorable performance of CTM and CTS (equity affiliates) versus prior year.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net Sales
($ in millions)

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	Percent Change
Advanced Materials & Structures	$255.7	$247.2	$8.5	3.4%
Engineered Papers	260.0	280.7	(20.7)	(7.4)
Total	$515.7	$527.9	$(12.2)	(2.3)%

Net sales were $515.7 million in the six months ended June 30, 2020 compared with $527.9 million in the prior-year period. The decrease in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$(5.5)	(1.0)%
Changes due to net foreign currency impacts	(6.3)	(1.2)%
Changes due to royalties	(0.4)	(0.1)
Total	$(12.2)	(2.3)%

AMS segment net sales were $255.7 million for the six months ended June 30, 2020 compared to $247.2 million during the prior-year period. The increase of $8.5 million, or 3.4%, included the  benefit from the Tekra acquisition (closed March 13, 2020). Excluding the acquisition benefit from Tekra, sales decreased 8.9% primarily due to decline in sales of transportation films, which were significantly impacted by the global COVID-19 pandemic and associated stay-at-home orders that disrupted the auto industry. Filtration and infrastructure and construction sales also decreased primarily due to macro-economic pressures related to COVID-19. These declines were partially offset by gains in medical and industrial end-markets driven by higher demand for facemask materials, specialty hospital products, and packaging films.

EP segment net sales during the six months ended June 30, 2020 of $260.0 million decreased by $20.7 million versus net sales of $280.7 million in the prior-year period.  The decrease in net sales was primarily the result of the volume decline during the second quarter of 2020 due to customer inventory destocking and COVID-19 related site shutdowns, and unfavorable currency movements as discussed above.

Gross Profit
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Net sales	$515.7	$527.9	$(12.2)	(2.3)%	100.0%	100.0%
Cost of products sold	367.1	381.0	(13.9)	(3.6)	71.2	72.2
Gross profit	$148.6	$146.9	$1.7	1.2%	28.8%	27.8%

Gross profit increased by $1.7 million during the six months ended June 30, 2020 to $148.6 million versus the prior-year period of $146.9 million. AMS gross profit decreased by $3.7 million, primarily due to the decline in transportation and infrastructure and construction sales, partially offset by lower input costs and incremental gross profits from the Tekra acquisition. In the EP segment, gross profit increased by $5.4 million, primarily due to lower input costs and the favorable impact of foreign currency effects, partially offset by lower sales.

Nonmanufacturing Expenses
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Selling expense	$18.3	$17.2	$1.1	6.4%	3.5%	3.3%
Research expense	6.8	7.0	(0.2)	(2.9)	1.3	1.3
General expense	53.3	47.7	5.6	11.7	10.3	9.0
Nonmanufacturing expenses	$78.4	$71.9	$6.5	9.0%	15.1%	13.6%

Nonmanufacturing expenses in the six months ended June 30, 2020 increased by $6.5 million to $78.4 million from $71.9 million in the prior-year period, primarily due to incremental expenses of the acquired Tekra business, transaction expenses associated with the Tekra acquisition, partially offset by lower deferred compensation expenses.

Restructuring and Impairment Expense
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Advanced Materials & Structures	$0.5	$—	$0.5	N/A	0.2%	—%
Engineered Papers	1.2	0.4	0.8	N/A	0.5	0.1
Unallocated expenses	—	—	—	N/A
Total	$1.7	$0.4	$1.3	N/A	0.3%	0.1%

The Company incurred total restructuring and impairment expense of $1.7 million in the six months ended June 30, 2020 compared with $0.4 million in the six months ended June 30, 2019. In the 2020 period, the restructuring expense primarily related to severance accruals for employees at our manufacturing operations in the U.S., Brazil, France and Poland.

In the comparable 2019 period, the restructuring expense primarily related to $0.4 million in severance accruals for employees at our manufacturing operations in the U.S., Brazil and France.

Operating Profit
($ in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2020	June 30, 2019	Change		2020	2019
Advanced Materials & Structures	$26.8	$35.3	$(8.5)	(24.1)%	10.5%	14.3%
Engineered Papers	65.1	61.2	3.9	6.4	25.0	21.8
Unallocated expenses	(23.4)	(21.9)	(1.5)	(6.8)
Total	$68.5	$74.6	$(6.1)	(8.2)%	13.3%	14.1%

Operating profit was $68.5 million in the six months ended June 30, 2020 compared with $74.6 million during the prior-year period.

The AMS segment's operating profit in the six months ended June 30, 2020 was $26.8 million compared to $35.3 million in the prior-year period. The decrease of $8.5 million, or 24.1%, was primarily due to lower gross profits, as discussed above, and higher non-cash intangible asset amortization expenses related to the Tekra acquisition.

The EP segment's operating profit in the six months ended June 30, 2020 was $65.1 million, an increase of $3.9 million, or 6.4%, from $61.2 million in the prior-year period.  The increase was primarily due to higher gross profits as discussed above.

Unallocated expenses in the six months ended June 30, 2020 were $23.4 million compared to $21.9 million in the prior-year period, an increase of $1.5 million, or 6.8%, primarily the result of transaction expenses associated with the Tekra acquisition, and higher IT expense, partially offset by lower deferred compensation expenses.

Non-Operating Expenses

Interest expense was $15.0 million in the six months ended June 30, 2020, a decrease from $22.9 million in the prior-year period due to $7.8 million of non-recurring interest expense in the second quarter of 2019 related to Brazil tax assessments.

Other income, net, was $0.3 million during the six months ended June 30, 2020, compared to Other expense, net, of $3.3 million during the six months ended June 30, 2019. Prior year Other expense, net included $2.1 million Brazilian ICMS tax assessment accrual.

Income Taxes

A $10.7 million provision for income taxes in the six months ended June 30, 2020 resulted in an effective tax rate of 19.9% compared with 19.8% in the prior-year period.  The increase was due to an unfavorable change in discrete items and mix of earnings by jurisdiction offset by a net favorable impact of U.S. tax credits.

Income (loss) from Equity Affiliates

Income from equity affiliates was $0.9 million in the six months ended June 30, 2020 compared with a loss of $0.9 million during the prior-year period, due to increased volumes.

Net Income and Income per Share

Net income in the six months ended June 30, 2020 was $44.0 million, or $1.40 per diluted share, compared with $37.9 million, or $1.22 per diluted share, during the prior-year period.  The increase in net income was primarily due to higher operating profit in the EP segment, lower interest expense and other expenses, partially offset by lower operating profit in the AMS segment.

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

Cash Requirements

As of June 30, 2020, $44.7 million of the Company's $63.9 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Provided by Operations

Net cash provided by operations was $49.3 million in the six months ended June 30, 2020 compared with $55.0 million in the prior-year period. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows.

Working Capital

As of June 30, 2020, the Company had net working capital of $267.7 million, including cash and cash equivalents of $63.9 million, compared with net working capital of $269.9 million, including cash and cash equivalents of $103.0 million as of December 31, 2019.  These changes primarily reflect the impact of the Tekra acquisition, an increase in accounts receivable and a decrease in accounts payable.

In the six months ended June 30, 2020, net changes in operating working capital used cash of $30.2 million compared to $27.6 million in the prior year period. The most significant working capital related cash outflow item was related to accounts payable and driven by the timing of orders and vendor payments.

Cash Used for Investing

Cash used for investing activities during the six months ended June 30, 2020 was $183.8 million, compared to $17.2 million in the prior-year period. This increase is largely due to the net $169.3 million consideration transferred to acquire Tekra, and is comprised of the originally announced $155.0 million purchase price and $14.3 million of closing adjustments, which related primarily to tax benefits expected to be realized by the Company.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2020, financing activities consisted of $212.0 million proceeds from borrowings under the revolving credit facility, primarily to fund the Tekra acquisition, $87.1 million payments on long-term debt, $27.4 million in cash paid for dividends declared to SWM stockholders and share repurchases of $0.9 million. In the prior-year period, financing activities consisted of $27.2 million in cash paid for dividends declared to SWM stockholders in the first six months of 2019, $15.3 million in net repayments on short-term and long-term debt and share repurchases of $1.0 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 5, 2020, we announced a cash dividend of $0.44 per share payable on September 18, 2020 to stockholders of record as of August 21, 2020. The covenants contained in our Indenture and Credit Agreement (as defined below) require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the six months ended June 30, 2020, we repurchased and retired 25,708 shares of our common stock at a cost of $0.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2019, we repurchased and retired 25,145 shares of our common stock for $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Six Months Ended
	June 30, 2020	June 30, 2019
Changes in short-term debt	$—	$(0.1)
Proceeds from issuances of long-term debt	212.0	0.1
Payments on long-term debt	(87.1)	(15.3)
Net proceeds from (repayments on) borrowings	$124.9	$(15.3)

Net proceeds from borrowings were $124.9 million during the six months ended June 30, 2020.

Unused borrowing capacity under the Credit Agreement was $368.5 million as of June 30, 2020. We also had availability under our bank overdraft facilities of $6.1 million as of June 30, 2020.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at June 30, 2020. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the Credit Agreement, at June 30, 2020 and December 31, 2019 were 52.4% and 47.6%, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2020 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with certain acquisitions, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of CTS, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A. Risk Factors herein, as well as the following factors:

•Risks associated with pandemics and other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the COVID-19 pandemic;
•The impact of mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines, “shelter-in-place” mandates and similar governmental and private measures taken to combat the spread of COVID-19;
•Changes in sales or production volumes, pricing and/or manufacturing costs of Recon products, cigarette paper (including for LIP cigarettes), including any change by our customers in their tobacco and tobacco-related blends for their cigarettes, their target inventory levels and/or the overall demand for their products, new technologies such as e-cigarettes, inventory adjustments and rebalancings in our EP segment. Additionally, competition and changes in AMS end-market products due to changing customer demands;
•Changes in the Chinese economy, including relating to the demand for reconstituted tobacco, premium cigarettes and netting and due to impact of tariffs;
•Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;
•Changes in the source and intensity of competition in our commercial segments. We operate in highly competitive markets in which alternative supplies and technologies may attract our customers away from our products. In addition, our customers may, in some cases, produce for themselves the components that the Company sells to them for incorporation into their products, thus reducing or eliminating their purchases from us;
•Our ability to attract and retain key personnel, due to our prior restructuring actions, the tobacco industry in which we operate or otherwise;
•Weather conditions, including potential impacts, if any, from climate change, known and unknown, seasonality factors that affect the demand for virgin tobacco leaf and natural disasters or unusual weather events;
•Seasonal or cyclical market and industry fluctuations which may result in reduced net sales and operating profits during certain periods;
•Increases in commodity prices and lack of availability of such commodities, including energy, wood pulp and resins, which could impact the sales and profitability of our products;
•Adverse changes in the oil, gas, automotive, construction and infrastructure, and mining sectors impacting key AMS segment customers;
•Increases in operating costs due to inflation or otherwise, such as labor expense, compensation and benefits costs;
•Employee retention and labor shortages;
•Changes in employment, wage and hour laws and regulations in the U.S., France and elsewhere, including the loi de Securisation de l'emploi in France, unionization rule and regulations by the National Labor Relations Board in the U.S., equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;
•Labor strikes, stoppages, disruptions or other disruptions at our facilities;
•The impact of tariffs, and the imposition of any future additional tariffs and other trade barriers, and the effects of retaliatory trade measures;
•Existing and future governmental regulation and the enforcement thereof, for example relating to the tobacco industry, taxation and the environment (including the impact thereof on our Chinese joint ventures);
•New reports as to the effect of smoking on human health or the environment;
•Changes in general economic, financial and credit conditions in the U.S., Europe, China and elsewhere, including the impact thereof on currency exchange rates (including any weakening of the Euro and Real) and on interest rates and the effects of the ongoing discussions between the U.K. and European Union to determine the terms of the U.K.'s withdrawal from the European Union;
•Changes in the method pursuant to which LIBOR rates are determined and the potential phasing out of LIBOR after 2021;
•Changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;
•The success of, and costs associated with, our current or future restructuring initiatives, including the granting of any needed governmental approvals and the occurrence of work stoppages or other labor disruptions;

•Changes in the discount rates, revenue growth, cash flow growth rates or other assumptions used by the Company in its assessment for impairment of assets and adverse economic conditions or other factors that would result in significant impairment charges;
•The failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;
•International conflicts and disputes, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;
•Compliance with the FCPA and other anti-corruption laws or trade control laws, as well as other laws governing our operations;
•The pace and extent of further international adoption of LIP cigarette standards and the nature of standards so adopted;
•Risks associated with our 50%-owned, non-U.S. joint ventures relating to control and decision-making, compliance, accounting standards, transparency and customer relations, among others;
•A failure in our risk management and/or currency or interest rate swaps and hedging programs, including the failures of any insurance company or counterparty;
•The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil, France and Germany;
•The outcome and cost of LIP-related intellectual property infringement and validity litigation in Europe and the Glatz's German Patent Court invalidation proceedings;
•Risks associated with our technological advantages in our intellectual property and the likelihood that our current technological advantages are unable to continue indefinitely;
•Risks associated with acquisitions or other strategic transactions, including acquired liabilities and restrictions, retaining customers from businesses acquired, achieving any expected results or synergies from acquired businesses, complying with new regulatory frameworks, difficulties in integrating acquired businesses or implementing strategic transactions generally and risks associated with international acquisition transactions, including in countries where we do not currently have a material presence;
•Risks associated with dispositions, including post-closing claims being made against us, disruption to our other businesses during a sale process or thereafter, credit risks associated with any buyer of such disposed assets and our ability to collect funds due from any such buyer;
•Risks associated with our global asset realignment initiatives, including: changes in tax law, treaties, interpretations, or regulatory determinations; audits made by applicable regulatory authorities and/or our auditor; and our ability to operate our business in a manner consistent with the regulatory requirements for such realignment;
•Increased taxation on tobacco-related products;
•Costs and timing of implementation of any upgrades or changes to our information technology systems;
•Failure by us to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information;
•Changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities;
•Changes in construction and infrastructure spending and its impact on demand for certain products;
•Potential loss of consumer awareness and demand for acquired companies’ products if it is decided to rebrand those products under the Company’s legacy brand names; and
•Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2020 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as noted below, as of June 30, 2020, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

We face various risks related to the COVID-19 pandemic and similar health-related outbreaks, which have had, and may continue to have material adverse effects on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic and the measures put in place to reduce its spread have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We face various risks related to the COVID-19 pandemic and similar health-related outbreaks. Such risks include:

•Decreased demand and volatility in sales due to operational disruptions faced by some of our customers, and the threat of a sustained economic downturn driven by the global reaction to the COVID-19 pandemic.
•Disruptions to our manufacturing sites and operations due to temporary closures of our facilities to comply with government-imposed restrictions and to address other health-related factors. For example, production at four of our sites was shut down temporarily during the first quarter of 2020 in response to local government mandates and/or to implement proactive safety measures to protect employees. Our operations at other production sites were also scaled back.
•Disruptions to our suppliers, and our inability to secure alternate sourcing quickly, which could adversely impact our production and cause us to alter production schedules or suspend production entirely.
•The inability of our employees to work in our offices or our facilities due to personal health concerns and/or government-imposed restrictions in response to the pandemic, such as mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines and “shelter-in-place” mandates.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on how we have been impacted and the steps we have taken in response. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving. However, the occurrence of the above risks could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2020	25,274	$35.27
April 1-30, 2020	—	—	—	—	—
May 1-31, 2020	—
June 1-30, 2020	434	33.23	—	—	—
Total Year-to-Date 2020	25,708	$35.24	—	$—	$—

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended..
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 5, 2020

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

August 5, 2020

GLOSSARY OF TERMS

The following are definitions of certain terms that may be used in this Quarterly Report on Form 10-Q filing:

•"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.
•"Reconstituted tobacco" is produced in two forms: leaf, or reconstituted tobacco leaf, and wrapper and binder products. Reconstituted tobacco leaf is blended with virgin tobacco as a design aid to achieve certain attributes of finished cigarettes. Wrapper and binder are reconstituted tobacco products used by manufacturers of cigars.
•"Reverse osmosis" is a water purification technology that uses a semipermeable membrane to remove larger particles from drinking water.
•"Tobacco paper" includes cigarette paper which wraps the column of tobacco within a cigarette and has varying properties such as basis weight, porosity, opacity, tensile strength, texture and burn rate, as well as plug wrap paper which wraps the outer layer of a cigarette filter and is used to hold the filter materials in a cylindrical form, and tipping paper which joins the filter element to the tobacco-filled column of the cigarette and is both printable and glueable at high speeds.