Form 10-Q
period 2020-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2020-11-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	September 30, 2020
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,323,338 shares of common stock issued and outstanding as of November 4, 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$279.3	$256.4	$795.0	$784.3
Cost of products sold	199.1	184.2	566.2	565.2
Gross profit	80.2	72.2	228.8	219.1

Selling expense	9.0	8.6	27.3	25.8
Research and development expense	3.6	3.1	10.4	10.1
General expense	24.6	24.3	77.9	72.0
Total nonmanufacturing expenses	37.2	36.0	115.6	107.9

Restructuring and impairment expense	6.0	1.6	7.7	2.0
Operating profit	37.0	34.6	105.5	109.2
Interest expense	7.8	6.7	22.8	29.6
Other (expense) income, net	(1.0)	1.7	(0.7)	(1.6)
Income from continuing operations before income taxes and income from equity affiliates	28.2	29.6	82.0	78.0

Provision for income taxes	4.8	3.2	15.5	12.8
Income from equity affiliates, net of income taxes	1.1	1.3	2.0	0.4
Income from continuing operations	24.5	27.7	68.5	65.6
Net income	$24.5	$27.7	$68.5	$65.6

Net income per share - basic:
Income per share from continuing operations	$0.78	$0.90	$2.19	$2.13
Net income per share – basic	$0.78	$0.90	$2.19	$2.13

Net income per share – diluted:
Income per share from continuing operations	$0.78	$0.90	$2.18	$2.12
Net income per share – diluted	$0.78	$0.90	$2.18	$2.12

Weighted average shares outstanding:

Basic	30,909,700	30,662,800	30,805,300	30,648,400

Diluted	31,142,500	30,831,900	31,020,100	30,804,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$24.5	$27.7	$68.5	$65.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.2	(10.2)	4.3	(7.1)
Less: Reclassification adjustment for realized translation adjustments	—	(0.3)	—	(0.7)

Unrealized (losses) gain on derivative instruments	—	(0.6)	(13.4)	0.7
Less: Reclassification adjustment for gains on derivative instruments included in net income	0.8	(2.4)	1.4	(5.1)

Net loss from postretirement benefit plans	—	—	(0.3)	—
Reclassification adjustment for amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.8	0.1	2.4	1.6
Other comprehensive income (loss)	8.8	(13.4)	(5.6)	(10.6)
Comprehensive income	$33.3	$14.3	$62.9	$55.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$66.3	$103.0
Accounts receivable, net	166.5	143.2
Inventories	172.8	161.4
Income taxes receivable	9.6	12.5
Other current assets	7.2	7.4
Total current assets	422.4	427.5

Property, plant and equipment, net	327.7	330.3
Deferred income tax benefits	3.4	3.7
Investment in equity affiliates	53.5	52.4
Goodwill	400.3	337.4
Intangible assets	317.4	251.2
Other assets	65.9	69.2
Total assets	$1,590.6	$1,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$2.7	$1.9
Accounts payable	66.9	66.4
Income taxes payable	2.9	2.8
Accrued expenses and other current liabilities	86.8	86.5
Total current liabilities	159.3	157.6

Long-term debt	630.2	540.8
Long-term income tax payable	17.6	21.4
Pension and other postretirement benefits	33.6	31.6
Deferred income tax liabilities	48.7	48.2
Other liabilities	72.7	74.4
Total liabilities	962.1	874.0
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,321,775 and 30,896,661 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3.1	3.1
Additional paid-in-capital	88.8	78.8
Retained earnings	664.8	638.4
Accumulated other comprehensive loss, net of tax	(128.2)	(122.6)
Total stockholders’ equity	628.5	597.7
Total liabilities and stockholders’ equity	$1,590.6	$1,471.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2019	30,894,598	$3.1	$73.6	$617.6	$(121.7)	$572.6
Net income	—	—	—	27.7	—	27.7
Other comprehensive loss, net of tax	—	—	—	—	(13.4)	(13.4)
Dividends declared ($0.44 per share)	—	—	—	(13.6)	—	(13.6)
Restricted stock issuances, net	914	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.5	—	—	1.5
Stock issued to directors as compensation	640	—	—	—	—	—
Purchases and retirement of common stock	(152)	—	—	—	—	—
Balance, September 30, 2019	30,896,000	$3.1	$75.1	$631.7	$(135.1)	$574.8

Balance, June 30, 2020	31,195,009	$3.1	$87.2	$654.1	$(137.0)	$607.4
Net income	—	—	—	24.5	—	24.5
Other comprehensive income, net of tax	—	—	—	—	8.8	8.8
Dividends declared ($0.44 per share)	—	—	—	(13.8)	—	(13.8)
Restricted stock issuances, net	(21,932)	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.4	—	—	1.4
Modification to director stock-based compensation plan	—	—	—	—	—	—
Stock issued to directors as compensation	149,469	—	0.2	—	—	0.2
Purchases and retirement of common stock	(771)	—	—	—	—	—
Balance, September 30, 2020	31,321,775	$3.1	$88.8	$664.8	$(128.2)	$628.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of changes in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	65.6	—	65.6
Other comprehensive loss, net of tax	—	—	—	—	(10.6)	(10.6)
Dividends declared ($1.32 per share)	—	—	—	(40.8)	—	(40.8)
Restricted stock issuances, net	147,019	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.9	—	—	3.9
Stock issued to directors as compensation	3,034	—	0.1	—	—	0.1
Purchases and retirement of common stock	(25,297)	—	—	(1.0)	—	(1.0)
Balance, September 30, 2019	30,896,000	$3.1	$75.1	$631.7	$(135.1)	$574.8

Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	68.5	—	68.5
Other comprehensive loss, net of tax	—	—	—	—	(5.6)	(5.6)
Dividends declared ($1.32 per share)	—	—	—	(41.2)	—	(41.2)
Restricted stock issuances, net	299,926	—	—	—	—	—
Stock-based employee compensation expense	—	—	5.5	—	—	5.5
Modification to director stock-based compensation plan	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	151,667	—	0.5	—	—	0.5
Purchases and retirement of common stock	(26,479)	—	—	(0.9)	—	(0.9)
Balance, September 30, 2020	31,321,775	$3.1	$88.8	$664.8	$(128.2)	$628.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating
Net income	$68.5	$65.6
Non-cash items included in net income:
Depreciation and amortization	52.3	43.4
Deferred income tax	1.5	(2.2)
Pension and other postretirement benefits	2.6	2.1
Stock-based compensation	5.6	4.0
Income from equity affiliates	(2.0)	(0.4)
Brazil tax assessment accruals, net	—	10.9
Cash dividends received from equity affiliates	2.7	2.6
Other items	(4.7)	2.0
Changes in operating working capital, net of assets acquired:
Accounts receivable	(21.9)	(4.6)
Inventories	1.7	(1.8)
Prepaid expenses	0.6	(0.4)
Accounts payable	(0.3)	2.3
Accrued expenses and other current liabilities	(1.2)	(1.4)
Accrued income taxes	2.1	(3.2)
Net changes in operating working capital	(19.0)	(9.1)
Net cash provided by operations	107.5	118.9
Investing
Capital spending	(20.7)	(20.0)
Capitalized software costs	(2.8)	(3.9)
Acquisitions, net of cash acquired	(169.3)	—
Other investing	2.3	1.1
Net cash used in investing	(190.5)	(22.8)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Financing
Cash dividends paid to SWM stockholders	(41.2)	(40.8)
Payments on current debt , net	—	(0.1)
Proceeds from issuances of long-term debt	212.7	0.1
Payments on long-term debt	(124.6)	(60.9)
Purchases of common stock	(0.9)	(1.0)
Net cash provided by (used in) financing	46.0	(102.7)
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.3)
Decrease in cash and cash equivalents	(36.7)	(8.9)
Cash and cash equivalents at beginning of period	103.0	93.8
Cash and cash equivalents at end of period	$66.3	$84.9

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$17.9	$17.6
Cash paid for taxes, net	$11.0	$17.1
Change in capital spending in accounts payable and accrued liabilities	$3.5	$2.9
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

The results of operations for the three or nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the potential impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended September 30, 2020. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendment eliminates the second step of the analysis that required the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. While the provisions of the standard will simplify the measurement of goodwill impairments, the Company does not expect a material impact on the condensed consolidated financial statements from adoption, which was effective as of January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements." The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company has adopted this guidance effective as of January 1, 2020, the provisions of which did not impact existing fair value measurements.

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

Following is the Company’s Net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from Net sales.

	Three Months Ended
	September 30, 2020			September 30, 2019
	AMS	EP	Total	AMS	EP	Total
Product revenues	$135.8	$126.6	$262.4	$122.7	$116.0	$238.7
Materials conversion revenues	2.5	12.5	15.0	2.3	12.9	15.2
Other revenues	0.6	1.3	1.9	1.1	1.4	2.5
Total revenues (1)	$138.9	$140.4	$279.3	$126.1	$130.3	$256.4
     (1) Revenues include net hedging gains and losses for the three months ended September 30, 2020 and 2019.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30, 2020			September 30, 2019
	AMS	EP	Total	AMS	EP	Total
Product revenues	$379.9	$361.2	$741.1	$362.9	$365.5	$728.4
Materials conversion revenues	11.3	35.5	46.8	6.2	41.6	47.8
Other revenues	3.4	3.7	7.1	4.2	3.9	8.1
Total revenues (1)	$394.6	$400.4	$795.0	$373.3	$411.0	$784.3

(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2020 and 2019.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	September 30, 2020			September 30, 2019
	AMS	EP	Total	AMS	EP	Total
United States	$103.6	$45.3	$148.9	$87.8	$44.1	$131.9
Europe and the former Commonwealth of Independent States	9.0	40.1	49.1	12.1	39.0	51.1
Asia/Pacific (including China)	21.9	30.0	51.9	20.7	22.4	43.1
Latin America	1.6	11.9	13.5	1.8	11.2	13.0
Other foreign countries	2.8	13.1	15.9	3.7	13.6	17.3
Total revenues (1)	$138.9	$140.4	$279.3	$126.1	$130.3	$256.4

(1) Revenues include net hedging gains and losses for the three months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	AMS	EP	Total	AMS	EP	Total
United States	$275.7	127.9	$403.6	$258.5	142.4	$400.9
Europe and the former Commonwealth of Independent States	32.7	123.4	156.1	38.7	125.1	163.8
Asia/Pacific (including China)	68.3	82.8	151.1	58.4	70.3	128.7
Latin America	6.4	32.5	38.9	5.3	34.6	39.9
Other foreign countries	11.5	33.8	45.3	12.4	38.6	51.0
Total revenues (1)	$394.6	$400.4	$795.0	$373.3	$411.0	$784.3

(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2020 and 2019.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	September 30, 2020	December 31, 2019
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.0 million and $12.8 million at September 30, 2020 and December 31, 2019, respectively	$(22.2)	$(24.3)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $3.9 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively	(15.5)	(3.5)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $8.8 million and $5.0 million at September 30, 2020 and December 31, 2019, respectively	(90.5)	(94.8)
Accumulated other comprehensive loss	$(128.2)	$(122.6)

Changes in the components of Accumulated other comprehensive income (loss) were as follows ($ in millions):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$1.1	$(0.3)	$0.8	$0.7	$(0.6)	$0.1
Unrealized gain (loss) on derivative instruments	1.1	(0.3)	0.8	(4.1)	1.1	(3.0)
Unrealized gain (loss) on foreign currency translation	5.5	1.7	7.2	(9.0)	(1.5)	(10.5)
Total	$7.7	$1.1	$8.8	$(12.4)	$(1.0)	$(13.4)

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$2.9	$(0.8)	$2.1	$0.9	$0.7	$1.6
Unrealized (loss) gain on derivative instruments	(14.3)	2.3	(12.0)	(5.6)	1.2	(4.4)
Unrealized gain (loss) on foreign currency translation	0.6	3.7	4.3	(8.7)	0.9	(7.8)
Total	$(10.8)	$5.2	$(5.6)	$(13.4)	$2.8	$(10.6)

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

The consideration transferred to acquire Tekra was $169.3 million, net of $1.6 million cash and cash equivalents acquired, subject to working capital adjustments that were finalized as of September 30, 2020. The purchase price was funded with borrowings from our revolving credit facility.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is preliminary, pending completion of the tax analysis related to the fair value of acquired assets and assumed liabilities, including a working capital settlement that was completed during third quarter of 2020. The excess of the acquisition consideration over the fair values of the acquired assets and assumed liabilities is assigned to goodwill which is primarily attributable to expected revenue synergies. The estimated purchase price allocation disclosed as of March 31, 2020, was revised during the second and third quarters as new information was received and analyzed resulting in a decrease in net intangible assets of $3.4 million, and other adjustments, consisting primarily of reclassifications within working capital, leading to a net decrease in total consideration of $1.8 million. The final adjustments to the estimated purchase price allocation are not expected to be significant.

The consideration paid for Tekra and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the March 13, 2020 acquisition date are as follows ($ in millions):

September 30, 2020
Cash and cash equivalents	$1.6
Accounts receivable	8.6
Inventory	14.2
Other current assets	0.2
Property, plant and equipment	7.3
Identifiable intangible assets	81.8
Other noncurrent assets	3.7
Total assets	$117.4

Accounts payable	$3.0
Other current liabilities	2.0
Other noncurrent liabilities	2.7

Net assets acquired	$109.7

Goodwill	61.2

Total consideration	$170.9

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Preliminary Fair Values as of September 30, 2020	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$63.0	15
Tradenames and other	10.8	15
Developed technology	8.0	10
Total amortizable intangible assets	$81.8

During the three and nine months ended September 30, 2020, the Company recognized $0.0 million and $1.1 million in direct and indirect acquisition-related costs for the Tekra acquisition, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income.

The amounts of Net sales and Income from continuing operations of Tekra included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

	Three Months Ended September 30, 2020	March 13, 2020 - September 30, 2020
Net Sales	$23.2	$53.7
Income from Continuing Operations	$0.4	$0.1

Unaudited pro forma net sales for the nine months ended September 30, 2020 and 2019 were $819.0 million and $863.2 million, respectively. Preparation of pro forma income from continuing operations for the periods presented is impractical given recent changes to the ownership structure of the acquired entities prior to the transaction.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator (basic and diluted):
Net income	$24.5	$27.7	$68.5	$65.6
Less: Dividends paid to participating securities	(0.1)	—	(0.5)	(0.2)
Less: Undistributed earnings available to participating securities	(0.2)	(0.1)	(0.4)	(0.2)
Undistributed and distributed earnings available to common stockholders	$24.2	$27.6	$67.6	$65.2

Denominator:
Average number of common shares outstanding	30,909.7	30,662.8	30,805.3	30,648.4
Effect of dilutive stock-based compensation	232.8	169.1	214.8	156.3
Average number of common and potential common shares outstanding	31,142.5	30,831.9	31,020.1	30,804.7

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

	September 30, 2020	December 31, 2019
Raw materials	$66.5	$61.1
Work in process	24.8	20.7
Finished goods	71.1	65.3
Supplies and other	10.4	14.3
Total	$172.8	$161.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2020 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2019	$332.5	$4.9	$337.4
Goodwill acquired during the period	61.2	—	61.2
Foreign currency translation adjustments	1.5	0.2	1.7
Goodwill as of September 30, 2020	$395.2	$5.1	$400.3

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets consisted of the following ($ in millions):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets (AMS)
Customer relationships	$339.2	$82.8	$—	$(0.3)	$256.7
Developed technology	42.1	13.2	—	0.2	28.7
Trade names	32.6	1.3	20.7	0.3	10.3
Non-compete agreements	2.9	2.3	—	—	0.6
Patents	1.5	0.5	—	—	1.0
Total	$418.3	$100.1	$20.7	$0.2	$297.3

Unamortized Intangible Assets (AMS)
Trade names	$20.0	$—	$0.1	$(0.2)	$20.1

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

Amortization expense of intangible assets was $6.8 million and $5.1 million for the three months ended September 30, 2020 and 2019, respectively, and $18.1 million and $15.3 million for the nine months ended September 30, 2020 and 2019, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $25.2 million in each of the next five years.
Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $6.0 million and $1.6 million in the three months ended September 30, 2020 and 2019, respectively, and $7.7 million and $2.0 million in the nine months ended September 30, 2020 and 2019, respectively.

In the EP segment, total restructuring and impairment expense was $5.9 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $7.1 million and $2.0 million in the nine months ended September 30, 2020 and 2019, respectively.

During the third quarter of 2020, we announced plans to shut down the Spotswood, New Jersey facility and shift the production of paper made there to other SWM facilities. This decision was part of our ongoing manufacturing optimization efforts and involved the co-development of a new paper production technology with one of the Company’s key customers. Production of paper at this facility is expected to cease by December 31, 2020.

As a result of this decision, $4.2 million of restructuring and impairment expense was recognized in the three months ended September 30, 2020 related to severance and other accruals. In the three months ended September 30, 2020, we also recorded $3.2 million of other restructuring related charges in Cost of products sold, of which, $2.0 million was to write-down the value of certain spare parts and consignment inventories to estimated net realizable value and $1.2 million resulted from the acceleration of depreciation and amortization for machinery and equipment due to the change in the estimated lives of these assets driven by the decision to shut down the facility. The effect of the change in the estimated lives of the assets at the Spotswood, New Jersey facility was to increase depreciation and amortization expense by $1.2 million, decrease net income by $0.9 million and decrease basic and diluted earnings per share by $0.03 in the three and nine months ended September 30, 2020.

In addition to restructuring costs relating to the Spotswood facility, the EP segment recognized $1.8 million and $2.9 million in restructuring and impairment expense for the three and nine months ended September 30, 2020, respectively, related to severance accruals for employees at our manufacturing facilities in France, Poland and the U.S. In the three and nine months ended September 30, 2019, restructuring and impairment expense of $1.6 million and $2.0 million, respectively, consisted of consulting fees and severance accruals for employees at our manufacturing facilities in the U.S., Brazil and France. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment. The cost optimization initiative project started

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in 2019 and is expected to be completed in 2022. The EP segment has recognized $5.5 million of restructuring charges cumulatively through September 30, 2020 related to this project.

In the AMS segment, restructuring and impairment expense was $0.0 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.0 million in the nine months ended September 30, 2020 and 2019, respectively. The $0.5 million of restructuring and impairment expense recognized in the nine months ended September 30, 2020 related to severance accruals as a result of department realignments.

The Company also recognized $0.1 million of restructuring and impairment expense in corporate (unallocated) during the three and nine months ended September 30, 2020 related to severance that resulted from a departmental realignment. There were no restructuring and impairment charges in corporate in the three and nine months ended September 30, 2019.

The Company expects to record additional restructuring related costs in the EP segment relating to the shutdown of the Spotswood, New Jersey facility during the 2020 fourth quarter of approximately $2.2 million, primarily for accelerated depreciation and amortization of the machinery and equipment and retention based severance and in 2021, the Company expects to recognize approximately $1.0 million in restructuring related costs for retention based severance and other costs associated with closing the facility. In addition, the Company expects to record an immaterial amount of restructuring expense in the EP segment in the fourth quarter of 2020 and $0.8 million in 2021 primarily for severance related to the cost optimization initiatives.

The following table summarizes total restructuring and related charges for the three and nine months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Restructuring and impairment expense:
Severance	$5.7	$0.6	$7.4	$1.0
Other	0.3	1.0	0.3	1.0
Total restructuring and impairment expense	$6.0	$1.6	$7.7	$2.0

Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$1.2	$—	$1.2	$—
Spare parts and consignment inventory write-down to estimated net realizable value	$2.0	$—	$2.0	$—
Total other restructuring related charges - Cost of products sold	$3.2	$—	$3.2	$—

Total restructuring costs and related charges	$9.2	$1.6	$10.9	$2.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize our restructuring activities for the three months ended September 30, 2020 and 2019. ($ in millions):

	Three Months Ended September 30, 2020
	AMS	EP	Unallocated	Consolidated
Balance at June 30, 2020	$0.4	$1.0	$—	$1.4
Accruals for announced programs	—	5.9	0.1	6.0
Cash payments	(0.3)	(0.2)	—	(0.5)
Foreign exchange impact	—	—	—	—
Balance at September 30, 2020	$0.1	$6.7	$0.1	$6.9

	Three Months Ended September 30, 2019
	AMS	EP	Unallocated	Consolidated
Balance at June 30, 2019	$0.1	$0.7	$—	$0.8
Accruals for announced programs	—	1.6	—	1.6
Cash payments	—	(1.7)	—	(1.7)
Foreign exchange impact	—	(0.1)	—	(0.1)
Balance at September 30, 2019	$0.1	$0.5	$—	$0.6

	Nine Months Ended September 30, 2020
	AMS	EP	Unallocated	Consolidated
Balance at December 31, 2019	$0.1	$0.4	$—	$0.5
Accruals for announced programs	0.5	7.1	0.1	7.7
Cash payments	(0.5)	(0.8)	—	(1.3)
Foreign exchange impact	—	—	—	—
Balance at September 30, 2020	$0.1	$6.7	$0.1	$6.9

	Nine Months Ended September 30, 2019
	AMS	EP	Unallocated	Consolidated
Balance at December 31, 2018	0.5	0.9	—	$1.4
Accruals for announced programs	—	2.0	—	2.0
Cash payments	(0.4)	(2.3)	—	(2.7)
Foreign exchange impact	—	(0.1)	—	(0.1)
Balance at September 30, 2019	$0.1	$0.5	$—	$0.6

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	September 30, 2020	December 31, 2019
Revolving credit facility - U.S. dollar borrowings	$90.0	$—
Term loan facility	196.0	197.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $6.3 million and $6.9 million at September 30, 2020 and December 31, 2019, respectively	343.7	343.1
French employee profit sharing	4.8	4.8
Finance lease and capital lease obligations, respectively	3.3	3.2
Debt issuance costs	(4.9)	(5.9)
Total debt	632.9	542.7
Less: Current debt	(2.7)	(1.9)
Long-term debt	$630.2	$540.8

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

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) 1.75% in excess of LIBOR or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of LIBOR or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025.

Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg. The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2020.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2020.

As of September 30, 2020, the average interest rate was 1.94% on outstanding Revolving Credit Facility borrowings and 2.19% on outstanding Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 3.98% and 4.43% for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, and December 31, 2019, the Company's total deferred debt issuance costs, net of accumulated amortization, were $4.9 million and $5.9 million, respectively. Amortization expense of $1.0 million and $0.9 million was recorded during the nine months ended September 30, 20206 and 2019, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

Principal Repayments

Following are the expected maturities for the Company's debt obligations as of September 30, 2020 ($ in millions):

2020	$2.1
2021	4.0
2022	4.0
2023	93.3
2024	2.6
Thereafter	531.8
Total	$637.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Debt

At September 30, 2020 and December 31, 2019, the fair market value of the Company's 6.875% senior unsecured notes was $371.4 million and $378.3 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2020 and December 31, 2019 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

On January 20, 2017, the Company entered into an interest rate swap transaction with a major financial institution for a three year term on a notional amount of $315 million. The interest rate swap is intended to manage the Company's interest rate risk by fixing the interest rate on a portion of the Company's debt currently outstanding under its credit facility that was previously subject to a floating interest rate equal to 1-month LIBOR plus a credit spread. The swap provides for the Company to pay a fixed rate of 1.65% per annum in addition to the credit spread on such portion of its outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. On September 25, 2018, in conjunction with the debt refinancing discussed in Note 10. Debt, the Company settled a notional amount of $130 million which resulted in a gain of $1.8 million as of the settlement date. This gain was amortized on a ratable basis from Accumulated other comprehensive loss into income as interest expense over the remaining term of the interest rate swap. On September 11, 2019, the Company terminated this interest rate swap. Concurrently, on September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the existing credit agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

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

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at September 30, 2020 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.6	Accrued expenses and other current liabilities	$3.7
Foreign exchange contracts	Other assets	—	Other liabilities	8.6
Interest rate contracts	Accounts receivable, net	0.6	Other liabilities	8.9
Total derivatives designated as hedges		3.2		21.2

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedges		—		0.1
Total derivatives		$3.2		$21.3

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the gross effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax				Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
	2020	2019	2020	2019		2020	2019	2020	2019
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(0.3)	$(1.3)	$(6.1)	$(1.5)	Net sales	$(0.9)	$(0.3)	$(2.5)	$(0.9)
Foreign exchange contracts	—	—	1.4	0.1	Other income (expense), net	0.1	(0.4)	1.1	(0.3)
Interest rate contracts	0.2	0.1	(8.8)	1.5	Interest expense	—	2.5	—	5.7
Derivatives designated as net investment hedge
Foreign exchange contracts	(10.0)	—	(3.4)	—	Other income (expense), net	—	—	—	—
Total	$(10.1)	$(1.2)	$(16.9)	$0.1		$(0.8)	$1.8	$(1.4)	$4.5

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and nine months ended September 30, 2020 or 2019, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended September 30, 2020 and 2019, respectively, $0.0 million and $0.2 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $1.4 million and $0.3 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the nine months ended September 30, and 2019, respectively, $0.0 million and $0.6 million was reclassified from Accumulated other comprehensive loss into income as interest expense and $4.9 million and $1.2 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain Recognized in Income	Amount of Gain Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Foreign exchange contracts	Other income, net	$(0.6)	$(0.1)	$(0.1)	$(0.1)

Note 12. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided the second Raw Materials Assessment against SWM-B in the amount of approximately $8.7 million, based on the foreign currency exchange rate at September 30, 2020. SWM-B, with assistance of outside counsel, is currently evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded a liability sufficient to satisfy this amount in the second quarter of 2019. This judgment may be settled over the course of 60 months after all possible challenges are concluded. Interest and penalties will continue to accrue until the judgment is paid.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.3 million and $6.3 million, respectively, based on the foreign currency exchange rate at September 30, 2020), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.1 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are being appealed to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and OPEB Benefits

The components of net pension and OPEB benefit costs for U.S. employees and net pension benefit costs for French employees during the three or nine months ended September 30, 2020 and 2019 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits
	2020	2019	2020	2019
Service cost	$—	$—	$0.3	$0.3
Interest cost	0.9	1.2	—	0.1
Expected return on plan assets	(1.2)	(1.5)	—	(0.1)
Amortizations and other	0.9	0.5	0.3	0.2
Net periodic benefit cost	$0.6	$0.2	$0.6	$0.5

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits
	2020	2019	2020	2019
Service cost	$—	$—	$0.9	$0.8
Interest cost	2.8	3.5	0.1	0.3
Expected return on plan assets	(3.7)	(4.4)	—	(0.1)
Amortizations and other	2.5	1.5	0.7	0.6
Net periodic benefit cost	$1.6	$0.6	$1.7	$1.6

The components of net periodic benefit cost other than the service cost component are included in Other (expense) income, net in the condensed consolidated statements of income. During the fiscal year ending December 31, 2020, the Company expects to recognize approximately $3.3 million of amortization in Accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $0.9 million for its French pension plans.

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

As a result of the Tax Cuts and Jobs Act of 2017, the Company has significant previously taxed earnings and profits from its foreign subsidiaries that it is generally able to repatriate free of U.S. federal tax, due to transition tax and global intangible low taxed income (“GILTI”) treatment. Further, to the extent that any untaxed earnings and profits are distributed from foreign subsidiaries, such dividends should be eligible for a 100% dividends received deduction. Therefore, the Company does not assert indefinite reinvestment on earnings generated after December 31, 2017. The Company provides for deferred non-U.S. withholding taxes and U.S. state taxes on hypothetical repatriation of earnings generated after December 31, 2017.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2020 or 2019.

The Company's effective tax rate from continuing operations was 17.0% and 10.8% for the three months ended September 30, 2020 and 2019, respectively. The increase was materially due to a change in mix of earnings by jurisdiction offset by a net impact of U.S. tax credits. The Company's effective tax rate from continuing operations was 18.9% and 16.4% for the nine months ended September 30, 2020 and 2019, respectively. The increase was materially due to a change in mix of earnings by jurisdiction and discrete items, offset by a net impact of U.S. tax credits.

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

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
AMS	$138.9	49.7%	$126.1	49.2%	$394.6	49.6%	$373.3	47.6%
EP	140.4	50.3	130.3	50.8	400.4	50.4	411.0	52.4
Total Consolidated	$279.3	100.0%	$256.4	100.0%	$795.0	100.0%	$784.3	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
AMS	$18.5	50.0%	$19.3	55.8%	$45.3	42.9%	$54.6	50.0%
EP	28.2	76.2	27.3	78.9	93.3	88.4	88.5	81.0
Unallocated	(9.7)	(26.2)	(12.0)	(34.7)	(33.1)	(31.3)	(33.9)	(31.0)
Total Consolidated	$37.0	100.0%	$34.6	100.0%	$105.5	100.0%	$109.2	100.0%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions)	Segment Assets
	September 30, 2020	December 31, 2019
AMS	$955.5	$781.2
EP	484.0	512.4
Unallocated	151.1	178.1
Total Consolidated	$1,590.6	$1,471.7

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

COVID-19 Overview
As a result of global economic and social disruption caused by the novel coronavirus (“COVID-19”), the Company’s sales, manufacturing operations, profitability, and cash flow have been, and are expected to continue to be, impacted for the current year. This is a highly uncertain period with events and circumstances changing frequently, and while senior management is meeting regularly to address all aspects of the pandemic, the magnitude and duration of economic disruption is difficult to predict. This overview is intended to provide management’s view of COVID-19’s impact on the Company’s first nine months of 2020 and projected future impacts to assist investors in understanding these developments. These comments contain forward looking statements about operations, financial performance and liquidity, and are current as of November 4, 2020. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements and Part II, Item 1A. Risk Factors.
Health and Safety. The company maintains a primary commitment to the health of our global teams. As such, the Company has reviewed and modified our standard operating procedures to reflect the increased needs from the COVID-19 pandemic, and continues to reassess our safety practices as developments occur and new information becomes available. We have reviewed all work responsibilities and those employees who are able have been instructed to work remotely. At operating sites, we have increased our health and safety protocols. These protocols include a stepped-up focus and employee education on hygiene and sterilization procedures. We have implemented social distancing requirements and staggered schedules where appropriate. We have also increased guidelines for all employees on how to safely handle potential infections, including temperature checks prior to entering the site and self-quarantine/return to work requirements.
End-markets and sales. SWM serves a variety of end-markets around the world, each with unique demand dynamics. Management believes many of the Company’s end-markets have been, and will remain relatively insulated from COVID-19-related economic challenges; however, some end-markets have been, and are expected to continue to be, negatively affected by decreased demand, particularly transportation. In addition, quarterly sales results in 2020 have, and may continue to demonstrate, some volatility from potential inventory builds as customers manage inventories and safety stocks to protect against potential supply chain disruptions.

Tobacco (EP) - The Company’s largest single end-market is the tobacco industry, and at this time, management anticipates minimal impact to overall demand in 2020, outside of typically expected industry attrition, given the consumer staple nature of the industry. The company believes some customers have increased their inventory levels to minimize supply chain impacts of potential future COVID-19 related disruptions.

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
Transportation (AMS) - The Company’s primary products are aftermarket automotive paint protection films, which management believes can deliver steady long-term growth due to increasing global consumer adoption of these products. In 2020, however, this category has faced, and may continue to face, near-term negative impacts as a result of significant auto industry disruption and near-term consumer purchasing behaviors as a result of COVID-19.
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

Manufacturing & Operations. Beyond the potential general demand impacts described above, the Company’s operations have been moderately affected by external supply chain and customer-driven disruptions as well as within the Company’s manufacturing footprint. During the first quarter and into the early weeks of the second quarter, four of the Company's 24 sites temporarily shut down production in response to local government mandates and/or proactive safety measures to protect employees. In these cases, the Company continued to ship products from inventories on hand, and the financial impact of these disruptions is not expected to have a material impact on the Company’s full year results. At present, all facilities are operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. The Company’s primary raw materials remain readily available in the global marketplace and no significant procurement challenges have risen. Many of the Company’s products in our AMS segment have been deemed “essential” (e.g., filtration and medical) by local governments and thus the production facilities are not expected to have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.

Financial Results Impacts & Outlook. During the first quarter, the Company generally performed above internal expectations despite moderate COVID-19 related impacts, the most significant of which was the reduced sales of transportation films sold into China. During the second and third quarters, the Company’s results were impacted due to softer demand in several regions as a result of decreased customer ordering beginning in March 2020 when the pandemic impact spread globally and cases dramatically increased. While the Company expects demand pressures to begin to subside during the fourth quarter of 2020 and into 2021, it is challenging to predict domestic and international health and safety developments, the magnitude and duration of global economic weakness, and the magnitude and timing of a subsequent recovery. As such the Company elected to withdraw its 2020 financial guidance in May (please refer to first quarter 2020 earnings press release and Form 8-K filed with the SEC on May 6, 2020 for additional commentary), though it still expects to be profitable and for operating cash flow to exceed capital spending requirements in 2020.

In response to the COVID-19 pandemic, the Company has conducted extensive sensitivity analyses on the potential 2020 financial impacts, particularly on cash flow and liquidity. These sensitivity tests include a range of outcomes from demand-only disruption, to multi-week shutdowns across our manufacturing footprint with all sales, production, and shipping halted. At present, the Company believes it has sufficient liquidity to fund the Company’s operations and financial obligations under likely scenarios despite the expected challenges of the near-term economic environment. These obligations include approximately $55 million of expected annual cash dividend payments to stockholders in 2020 ($41 million of which has been paid as of September 30, 2020). While management believes a meaningful escalation of manufacturing disruptions is unlikely, the Company’s cash on hand, credit facility availability, and ability to manage expenses and capital expenditures, should provide sufficient liquidity to support the Company’s operating needs and financial obligations.

The Company also continues to actively assess the credit worthiness of its customers in the context of the potential business disruptions from COVID-19 but has not yet seen evidence of a material change to its ability to collect accounts receivable balances.
Liquidity & Debt Overview. The Company currently has $632.9 million of total debt, $66.3 million of cash, and undrawn capacity on its revolving credit facility of $405.4 million at the end of the third quarter. Per the terms of the credit facility, net leverage was 2.5x at the end of the third quarter, versus a maximum covenant ratio of 4.5x, though covenants contain an acquisition-related provision, allowing net leverage to reach 5.0x throughout 2020. The Company’s nearest debt maturity is the revolving credit facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30,		Percent of Net Sales		September 30,		Percent of Net Sales
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$279.3	$256.4	100.0%	100.0%	$795.0	$784.3	100.0%	100.0%
Gross profit	80.2	72.2	28.7	28.2	228.8	219.1	28.8	27.9
Restructuring & impairment expense	6.0	1.6	2.1	0.6	7.7	2.0	1.0	0.3
Operating profit	37.0	34.6	13.2	13.5	105.5	109.2	13.3	13.9
Interest expense	7.8	6.7	2.8	2.6	22.8	29.6	2.9	3.8
Income from continuing operations	24.5	27.7	8.8	10.8	68.5	65.6	8.6	8.4
Net income	$24.5	$27.7	8.8%	10.8%	$68.5	$65.6	8.6%	8.4%
Diluted earnings per share from continuing operations	$0.78	$0.90			$2.18	$2.12
Diluted earnings per share	$0.78	$0.90			$2.18	$2.12
Cash provided by operations	$58.2	$63.9			$107.5	$118.9
Capital spending	$5.8	$4.8			$20.7	$20.0

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Net Sales
($ in millions)

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	Percent Change
Advanced Materials & Structures	$138.9	$126.1	$12.8	10.2%
Engineered Papers	140.4	130.3	10.1	7.8
Total	$279.3	$256.4	$22.9	8.9%

Net sales were $279.3 million in the three months ended September 30, 2020 compared with $256.4 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$23.2	9.1%
Changes due to net foreign currency impacts	0.1	—
Changes due to royalties	(0.4)	(0.2)
Total	$22.9	8.9%

AMS segment net sales were $138.9 million for the three months ended September 30, 2020 compared to $126.1 million during the prior-year period. The increase of $12.8 million or 10.2% included the benefit from the Tekra acquisition (closed March 13, 2020) and sales growth in medical and industrial end markets, driven by higher demand for facemask materials, specialty hospital products, and packaging films. Excluding the acquisition benefit from Tekra (“organic”), AMS sales decreased 8% primarily due to a decline in sales of the Company's transportation films, which were significantly impacted by the global COVID-19 pandemic and associated disruption of the auto industry. Infrastructure and construction also declined due mainly to weakness in the oil and gas sector. AMS organic sales were down 3% when excluding transportation films.

EP segment net sales during the three months ended September 30, 2020 of $140.4 million increased by $10.1 million, or 7.8%, versus net sales of $130.3 million in the prior-year quarter.  The increase in net sales was primarily the result of positive price/mix impacts and higher volumes of cigarette paper products as customers increased inventory levels to help avoid potential supply chain disruptions from COVID-19. These increases were partially offset by the continued de-emphasizing of lower-margin non-tobacco paper volumes.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2020	September 30, 2019	Change		2020	2019
Net sales	$279.3	$256.4	$22.9	8.9%	100.0%	100.0%
Cost of products sold	199.1	184.2	14.9	8.1	71.3	71.8
Gross profit	$80.2	$72.2	$8.0	11.1%	28.7%	28.2%

Gross profit increased by $8.0 million during the three months ended September 30, 2020 to $80.2 million versus the prior-year period of $72.2 million. AMS gross profit increased by $0.9 million, primarily due to incremental gross profits from the acquired Tekra business and lower raw material costs partially offset by the decline in transportation and infrastructure and construction sales. In the EP segment, gross profit increased by $10.3 million, primarily due to higher sales volume of cigarette papers and lower wood pulp input costs, and cost reduction efforts. The improvements in the EP segment gross profit were partially offset by $3.2 million of other restructuring-related charges in Cost of products sold, of which, $2.0 million was to write-down the value of certain spare parts and consignment inventories to estimated net realizable value and $1.2 million, which resulted from the acceleration of depreciation and amortization for machinery and equipment and by $1.0 million of unfavorable foreign currency exchange.

The $3.2 million of other restructuring-related charges relate to the decision to shut down the Spotswood, New Jersey facility and shift the production of paper made there to the Company's other facilities. See Note 9. Restructuring and Impairment Activities.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2020	September 30, 2019	Change		2020	2019
Selling expense	$9.0	$8.6	$0.4	4.7%	3.2%	3.4%
Research expense	3.6	3.1	0.5	16.1	1.3	1.2
General expense	24.6	24.3	0.3	1.2	8.9	9.4
Nonmanufacturing expenses	$37.2	$36.0	$1.2	3.3%	13.3%	14.0%

Nonmanufacturing expenses in the three months ended September 30, 2020 increased by $1.2 million to $37.2 million from $36.0 million in the prior-year period, primarily due to the addition of the acquired Tekra business and higher IT spending partially offset by lower deferred compensation expenses and other corporate general and administrative expenses.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent of Net Sales
	September 30, 2020	September 30, 2019	Change	2020	2019
Advanced Materials & Structures	$—	$—	$—	—%	—%
Engineered Papers	5.9	1.6	4.3	4.2	1.2
Unallocated expenses	0.1	—	0.1	—	—
Total	$6.0	$1.6	$4.4	2.1%	0.6%

The Company incurred total restructuring and impairment expense of $6.0 million and $1.6 million in the three months ended September 30, 2020 and 2019, respectively. In the 2020 period, restructuring expense in the EP segment included $4.2 million relating to severance and other accruals as a result of the decision to shut down the Spotswood, New Jersey facility.

In the 2020 period the EP segment also recognized $1.8 million of restructuring expenses primarily related to severance accruals at our manufacturing operations in France and Poland.

In the comparable 2019 period, restructuring expense primarily related to $1.6 million in consulting fees and severance accruals for employees at our manufacturing operations in the U.S., Brazil and France. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2020	September 30, 2019	Change		2020	2019
Advanced Materials & Structures	$18.5	$19.3	$(0.8)	(4.1)%	13.3%	15.3%
Engineered Papers	28.2	27.3	0.9	3.3	20.1	21.0
Unallocated expenses	(9.7)	(12.0)	2.3	19.2
Total	$37.0	$34.6	$2.4	6.9%	13.2%	13.5%

Operating profit was $37.0 million in the three months ended September 30, 2020 compared with $34.6 million during the prior-year period.

The AMS segment's operating profit in the three months ended September 30, 2020 was $18.5 million compared to $19.3 million in the prior-year period. The decrease of $0.8 million, or 4.1%, reflected increased non-cash intangible asset amortization expenses related to the Tekra acquisition, lower transportation and infrastructure and construction sales, partially offset by lower raw material costs and on-going cost reduction initiatives.

The EP segment's operating profit in the three months ended September 30, 2020 was $28.2 million, an increase of $0.9 million, or 3.3%, from $27.3 million in the prior-year period.  The increase was primarily driven by strong sales of high-value cigarette papers, and lower wood pulp input costs partially offset by higher restructuring expenses and other site-closure related costs as discussed above. Currency movements resulted in an unfavorable $1.1 million impact to operating profit.

Unallocated expenses in the three months ended September 30, 2020 were $9.7 million compared to $12.0 million in the prior-year period, a decrease of $2.3 million, or 19.2%. The decrease was primarily due to the timing of certain corporate administrative expense and third-party consulting fees partially offset by higher IT spending.

Non-Operating Expenses

Interest expense was $7.8 million in the three months ended September 30, 2020, an increase from $6.7 million in the prior-year period. Interest expense increased by $0.5 million due to higher average debt balances as a result of the Tekra acquisition with the remainder of the increase reflecting prior year expense reversals related to Brazil tax assessments which reduced prior year interest expense.

Other expense, net, was $1.0 million during the three months ended September 30, 2020 compared to Other income of $1.7 million during the three months ended September 30, 2019. The decrease is primarily due to foreign currency losses in the 2020 period and in the 2019 period, the Company recorded a $1.1 million gain from the sale of carbon credits in France.

Income Taxes

A $4.8 million provision for income taxes in the three months ended September 30, 2020 resulted in an effective tax rate of 17.0% compares with 10.8% in the prior-year quarter. The increase was due to an unfavorable change in mix of earnings by jurisdiction offset by a net favorable impact of U.S. tax credits.
Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $1.1 million in the three months ended September 30, 2020 compared with income of $1.3 million during the prior-year period, due to higher volumes.

Net Income and Income per Share

Net income in the three months ended September 30, 2020 was $24.5 million, or $0.78 per diluted share, compared with $27.7 million, or $0.90 per diluted share, during the prior-year period.  Net income in the three months ended September 30, 2020 includes $0.23 per share of higher restructuring and other related COGS expenses resulting from shut down of the Spotswood, New Jersey facility and restructuring activities at other EP sites, which were partially offset by the increase of gross profits in EP segment.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net Sales
($ in millions)

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	Percent Change
Advanced Materials & Structures	$394.6	$373.3	$21.3	5.7%
Engineered Papers	400.4	411.0	(10.6)	(2.6)
Total	$795.0	$784.3	$10.7	1.4%

Net sales were $795.0 million in the nine months ended September 30, 2020 compared with $784.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$17.7	2.3%
Changes due to net foreign currency impacts	(6.3)	(0.8)%
Changes due to royalties	(0.7)	(0.1)
Total	$10.7	1.4%

AMS segment net sales were $394.6 million for the nine months ended September 30, 2020 compared to $373.3 million during the prior-year period. The increase of $21.3 million, or 5.7%, included the benefit from the Tekra acquisition (closed March 13, 2020), and gains in medical and industrial end-markets driven by higher demand for facemask materials, specialty hospital products, and packaging films. These increases were partially offset by decline in sales of transportation films, which were significantly impacted by the global COVID-19 pandemic and associated stay-at-home orders that disrupted the auto industry. Infrastructure and construction sales also decreased primarily due to weakness in the oil and gas sector. AMS organic sales were down 9%, and were down 1% when excluding transportation sales.

EP segment net sales during the nine months ended September 30, 2020 of $400.4 million decreased by $10.6 million versus net sales of $411.0 million in the prior-year period.  The decrease in net sales was primarily the result of the volume decline due to tobacco industry attrition and the continued strategic de-emphasis of non-tobacco volumes, which offset positive price/mix impacts. Net sales were also negatively impacted by currency movements mostly due to a weaker Euro.

Gross Profit
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2020	September 30, 2019	Change		2020	2019
Net sales	$795.0	$784.3	$10.7	1.4%	100.0%	100.0%
Cost of products sold	566.2	565.2	1.0	0.2	71.2	72.1
Gross profit	$228.8	$219.1	$9.7	4.4%	28.8%	27.9%

Gross profit increased by $9.7 million during the nine months ended September 30, 2020 to $228.8 million versus the prior-year period of $219.1 million. AMS gross profit decreased by $2.8 million, primarily due to the decline in transportation and infrastructure and construction sales, partially offset by lower input costs and incremental gross profits from the Tekra acquisition. In the EP segment, gross profit increased by $15.7 million, primarily due to positive price/mix impacts, cost reduction initiatives, lower input costs, and favorable impact of foreign currency movements, partially offset by $3.2 million of restructuring-related charges resulting from the decision to shut-down the Spotswood, New Jersey facility as discussed above.

Nonmanufacturing Expenses
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2020	September 30, 2019	Change		2020	2019
Selling expense	$27.3	$25.8	$1.5	5.8%	3.4%	3.3%
Research expense	10.4	10.1	0.3	3.0	1.3	1.3
General expense	77.9	72.0	5.9	8.2	9.8	9.2
Nonmanufacturing expenses	$115.6	$107.9	$7.7	7.1%	14.5%	13.8%

Nonmanufacturing expenses in the nine months ended September 30, 2020 increased by $7.7 million to $115.6 million from $107.9 million in the prior-year period, primarily due to incremental expenses of the acquired Tekra business and transaction expenses associated with the Tekra acquisition, partially offset by lower deferred compensation expenses.

Restructuring and Impairment Expense
($ in millions)

	Nine Months Ended			Percent of Net Sales
	September 30, 2020	September 30, 2019	Change	2020	2019
Advanced Materials & Structures	$0.5	$—	$0.5	0.1%	—%
Engineered Papers	7.1	2.0	5.1	1.8	0.5
Unallocated expenses	0.1	—	0.1	—	—
Total	$7.7	$2.0	$5.7	1.0%	0.3%

The Company incurred total restructuring and impairment expense of $7.7 million in the nine months ended September 30, 2020 compared with $2.0 million in the nine months ended September 30, 2019. In the 2020 period, restructuring expense included $4.2 million in the EP segment relating to severance and other accruals as a result of the decision to shut down the Spotswood, New Jersey facility.

In the 2020 period the EP segment also recognized $2.9 million of restructuring expenses primarily related to severance accruals at our manufacturing operations in France and Poland. In the comparable 2019 period, the restructuring expense primarily related to $2.0 million in consulting fees and severance accruals for employees at our manufacturing operations in the U.S., Brazil and France. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment.

In the AMS segment, restructuring and impairment expense of $0.5 million in the 2020 period related to severance accruals as a result of department realignments.

Operating Profit
($ in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2020	September 30, 2019	Change		2020	2019
Advanced Materials & Structures	$45.3	$54.6	$(9.3)	(17.0)%	11.5%	14.6%
Engineered Papers	93.3	88.5	4.8	5.4	23.3	21.5
Unallocated expenses	(33.1)	(33.9)	0.8	2.4
Total	$105.5	$109.2	$(3.7)	(3.4)%	13.3%	13.9%

Operating profit was $105.5 million in the nine months ended September 30, 2020 compared with $109.2 million during the prior-year period.

The AMS segment's operating profit in the nine months ended September 30, 2020 was $45.3 million compared to $54.6 million in the prior-year period. The decrease of $9.3 million, or 17.0%, was primarily due to lower gross profits, as discussed above, and higher non-cash intangible asset amortization expenses related to the Tekra acquisition.

The EP segment's operating profit in the nine months ended September 30, 2020 was $93.3 million, an increase of $4.8 million, or 5.4%, from $88.5 million in the prior-year period.  The increase was primarily due to positive price/mix impacts, cost structure improvements, lower raw material costs, partially offset by $7.4 million site closure expenses related to the Spotswood, NJ facility as discussed above. Currency movements resulted in a $2.5 million benefit to operating profit, due to lower local currency operating costs in Brazil.

Unallocated expenses in the nine months ended September 30, 2020 were $33.1 million compared to $33.9 million in the prior-year period, a decrease of $0.8 million, or 2.4%, primarily the result of transaction expenses associated with the Tekra acquisition, and higher IT expense, partially offset by lower deferred compensation expenses.

Non-Operating Expenses

Interest expense was $22.8 million in the nine months ended September 30, 2020, a decrease from $29.6 million in the prior-year period. The decrease was due mainly to $7.1 million of non-recurring interest expense related to Brazil tax assessments. Interest expense on debt was up $0.3 million.

Other expense, net, was $0.7 million during the nine months ended September 30, 2020, compared to $1.6 million during the nine months ended September 30, 2019. The 2020 period included higher pension related expense. The nine months ended September 2019 included $2.2 million related to penalties and fees associated with the Brazilian ICMS tax assessment that was partially offset by a $1.1 million gain from the sale of carbon credits in France.

Income Taxes

A $15.5 million provision for income taxes in the nine months ended September 30, 2020 resulted in an effective tax rate of 18.9% compared with 16.4% in the prior-year period.  The increase was due to an unfavorable mix of earnings by jurisdiction and discrete items, offset by a net favorable impact of U.S. tax credits.

Income from Equity Affiliates

Income from equity affiliates was $2.0 million in the nine months ended September 30, 2020 compared with income of $0.4 million during the prior-year period, due to increased volumes.

Net Income and Income per Share

Net income in the nine months ended September 30, 2020 was $68.5 million, or $2.18 per diluted share, compared with $65.6 million, or $2.12 per diluted share, during the prior-year period.  The increase in net income was primarily due to higher operating profit in the EP segment.

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

Cash Requirements

As of September 30, 2020, $37.9 million of the Company's $66.3 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

Cash Provided by Operations

Net cash provided by operations was $107.5 million in the nine months ended September 30, 2020 compared with $118.9 million in the prior-year period. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows.

Working Capital

As of September 30, 2020, the Company had net working capital of $263.1 million, including cash and cash equivalents of $66.3 million, compared with net working capital of $269.9 million, including cash and cash equivalents of $103.0 million as of December 31, 2019.  These changes primarily reflect the impact of the Tekra acquisition and increases in accounts receivable and inventory.

In the nine months ended September 30, 2020, net changes in operating working capital used cash of $19.0 million compared to $9.1 million in the prior year period. The most significant working capital related cash outflow item was related to higher accounts receivable.

Cash Used for Investing

Cash used for investing activities during the nine months ended September 30, 2020 was $190.5 million, compared to $22.8 million in the prior-year period. This increase is largely due to the net $169.3 million consideration to acquire Tekra. Capital spending and capitalized software totaled $23.5 million, down $0.4 million. In response to COVID-19 related impacts to certain end-markets, management continues to monitor cash flow trends and has deferred some discretionary capital spending originally planned for 2020.

Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2020, financing activities consisted of $212.7 million proceeds from borrowings under the revolving credit facility, primarily to fund the Tekra acquisition, $124.6 million payments on long-term debt, $41.2 million in cash paid for dividends declared to SWM stockholders and share repurchases of $0.9 million. In the prior-year period, financing activities consisted of $60.9 million in net repayments on short-term and long-term debt, $40.8 million in cash paid for dividends declared to SWM stockholders in the first nine months of 2019, and share repurchases of $1.0 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 4, 2020, we announced a cash dividend of $0.44 per share payable on December 18, 2020 to stockholders of record as of November 27, 2020. The covenants contained in our Indenture and Credit Agreement (as defined below) require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In the nine months ended September 30, 2020, we repurchased and retired 26,479 shares of our common stock at a cost of $0.9 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2019, we repurchased and retired 25,297 shares of our common stock for $1.0 million for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Nine Months Ended
	September 30, 2020	September 30, 2019
Changes in short-term debt	$—	$(0.1)
Proceeds from issuances of long-term debt	212.7	0.1
Payments on long-term debt	(124.6)	(60.9)
Net proceeds from (repayments on) borrowings	$88.1	$(60.9)

Net proceeds from borrowings were $88.1 million during the nine months ended September 30, 2020.

Unused borrowing capacity under the Credit Agreement was $405.4 million as of September 30, 2020. We also had availability under our bank overdraft facilities of $6.4 million as of September 30, 2020.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at September 30, 2020. With the current level of borrowing and forecasted results, we expect to remain in compliance with our credit agreement financial covenants.

Our total debt to capital ratios, as calculated under the Credit Agreement, at September 30, 2020 and December 31, 2019 were 50.2% and 47.6%, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
•Changes in the method pursuant to which LIBOR rates are determined and the planned phasing out of LIBOR after 2021;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2020 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as noted below, as of September 30, 2020, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

We face various risks related to the COVID-19 pandemic and similar health-related outbreaks, which have had, and may continue to have, material adverse effects on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2020	25,274	$35.27
April 1 - June 30, 2020	434	33.23	—	—	—
July 1-31, 2020	771	33.05
August 1-31, 2020	—	—	—	—	—
September 1-30, 2020
Total Year-to-Date 2020	26,479	$35.16	—	$—	$—

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended..
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schweitzer-Mauduit International, Inc.
(Registrant)

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 4, 2020

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

November 4, 2020

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