Form 10-K
period 2020-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2021-03-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.0 billion, based on the last sale price for the Common Stock of $33.41 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 31,415,733 shares of Common Stock issued and outstanding as of March 1, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders scheduled to be held on April 22, 2021 (the "2021 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Strategic Overview

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

Pursuant to this strategy, management has used free cash flow and liquidity available through our credit facility to support growth investments. From 2013 to 2020 the Company acquired four primary businesses, DelStar, Argotec, Conwed and Tekra, LLC and Trient ("Tekra"), and also made two “bolt-on” acquisitions. These businesses together now comprise the AMS segment, which generated more than $540.0 million in net sales in 2020. The combination of AMS with non-tobacco sales in our paper business, resulted in total non-tobacco sales representing 56% of the Company’s total revenue in 2020, up from approximately 6% prior to these strategic actions. While the AMS segment provides positive cash flow, the EP segment generates the majority of the Company's cash flow, supporting SWM’s acquisition strategy and dividends to shareholders.

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

On March 13, 2020, the Company completed the acquisition of Tekra, a converter of high-performance films and substrates which added coating and converting capabilities, increased the Company’s medical business, and provided further penetration into transportation and industrial end-markets.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2021 financial results are May 6, 2021, August 5, 2021, November 4, 2021 and February 24, 2022. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: AMS and EP. The AMS segment manufactures resin-based products used in specialty applications in the filtration, transportation, infrastructure and construction, medical, and industrial end-markets. This segment is comprised of the six businesses we acquired from 2013 to 2020: DelStar, the Pronamic and Smith & Nephew ("SNN") acquisitions, Argotec, Conwed and Tekra, which the Company has integrated into a more holistically aligned operating segment. Our Engineered Papers segment produces both tobacco-related papers and non-tobacco-related papers. Our tobacco-related papers, which comprise a large majority of EP's sales, include various papers used in cigarette production and reconstituted tobacco ("Recon"), a reprocessed tobacco material.

Additional information regarding "Segment Performance" is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, selected financial data for our segments is available in Note 21. Segment Information, of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A, "Risk Factors".

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Part II, Item 7 herein and in Notes 13, 14, 17 and 21 ("Restructuring and Impairment Activities," "Debt," "Income Taxes" and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.

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

We manufacture our thermoplastic polyurethane films ("TPU") to have combinations of the following attributes; UV, scratch and water resistance and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding transportation-related surface protection applications, primarily automotive paint protection and security reinforced glass. These products are also used in certain niche applications such as graphics and laminated textiles in the industrial end-market, and also in the medical end-market. Other films, including apertured film products, are used in wound care applications, such as finger bandages and wound dressings for the medical end-market and are also used in specialty liquid filters for ultra-pure semiconductor manufacturing processes. The acquisition of Tekra added coating and converting capabilities which are often used in production of films or other substrates, including medical diagnostic test strips and high-end printed graphic materials.

Our non-wovens are typically air-laid resin-based materials often used in liquid filtration and residential and commercial air filtration. In addition to rolled goods, SWM also manufactures rigid core tubing, an extruded resin product that also is primarily used in reverse osmosis water filtration devices, and flexible tubing used in various medical and industrial applications.

With the growth of our AMS division, our technical expertise around the production, coating, and converting of resin-based materials is increasing. We believe we have industry-leading innovation capabilities and an expanding product portfolio which we expect to support growth through collaborative product development opportunities with our customers.

Markets and Customers. The AMS segment supplies customers serving the filtration, transportation, infrastructure and construction, medical, and industrial end-markets. Generally, the applications and customers the AMS segment serves are in growing end-markets, and as a percentage of total AMS segment sales are as follows: filtration - 24%, transportation - 22%, infrastructure and construction - 23%, medical - 14%, industrial - 17%. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales.

Within the filtration end-market, reverse osmosis water filtration has exhibited historical long-term growth due to increasing global demand for drinkable water and we expect global infrastructure investments in this area to continue long-term. Our other filtration products are often used in the food and beverage industries and heavy equipment and machinery used in the oil and gas industries, filtering fuel and other hydraulic liquids, as well as serving other functions in the exploration, processing, and transport of oil, gas, and metals. We refer to non-RO liquid filtration products generally as process filtration. While sales of process filtration products, particularly those used in the oil, gas, and mining sectors, can be subject to cyclicality and commodity price volatility, we expect strong long-term demand across the product line. In addition to liquid filtration products, the company also produces media and support materials for air filtration devices used in commercial and residential HVAC (heating, ventilation, and air conditioning).

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

Our medical film products largely serve the wound care management and diagnostic test strip niches within the medical end-market and industrial applications are spread across a variety of other industries, such as packaging, apparel, food manufacturing, print graphics and energy.

Sales and Distribution. AMS products are primarily sold by the marketing, sales and customer service organizations of our AMS operations directly to manufacturers, given the customized nature of many of our products. However, in some geographic regions, we use sales agents and distributors to assist us in the sales process. As part of our integration efforts related to our recently acquired companies, we re-branded the acquired companies and transitioned our AMS sales operations toward a more unified organization. All acquired companies have been, or are in the process of being, re-branded as SWM and the AMS sales organization will operate and go to market under the SWM trade name, with sales resources deployed by end-market and focused on selling products from across the totality of AMS offerings. We typically deliver our products to customers by truck, rail and ocean-going vessels.

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

We have multiple sources for most of our resin needs. However, some of our specialty resins are supplied by fewer manufacturers. We believe that our purchased raw materials are generally available from several sources and that the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. Our total resin purchases in 2020 and 2019 totaled $112 million and $135 million, respectively.

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

One of our key cigarette paper products is low ignition propensity ("LIP") cigarette paper. LIP cigarettes are designed to self-extinguish when not actively being smoked, thus offering a fire-safety feature. The U.S., the European Union ("E.U."), and several other smaller jurisdictions have mandated the use of LIP papers. Our solutions pioneered this cigarette paper category, and we remain a leader in this cigarette paper sub-segment through either direct sales or through licensing agreements. The Company maintains an extensive and active intellectual property "IP") portfolio.

Recon is another key component of EP's total sales and profits and is mainly comprised of reconstituted tobacco leaf, (“RTL” or “traditional RTL”), and wrapper and binder products. Traditional RTL is used by cigarette manufacturers to blend with virgin tobacco to achieve certain attributes in cigarettes. Recently, a new generation of tobacco industry products generally referred to as Heat not Burn (“HnB”) have been introduced into the marketplace with a goal of reducing harmful effects of smoking. We have enhanced our tobacco fiber reconstitution capabilities to produce materials suited for this new application, are generating commercial sales, and continue to develop products to meet increasing demand should global consumer adoption gain further momentum and the technology gains additional support from appropriate regulatory authorities. Wrapper and binder product leverage our Recon technology for use in machine-made traditional and small cigars. These products have demonstrated growth in recent years due to positive consumer preference trends as well as favorable excise tax treatment versus cigarettes in some jurisdictions.

Our non-tobacco paper products include a mix of lightweight papers including low-volume, high-value, engineered materials such as alkaline battery separator papers, as well as commodity paper grades for printing and writing, flooring laminates, and food service packaging, which are intended to maximize machine utilization. The Company has strategically de-emphasized these commoditized non-tobacco papers given their lower profitability.

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

The Company continues to focus resources on innovation through activities in our OneFiber lab where paper customers can work closely with our technologists to develop improved paper-based products and our LeafLab fiber reconstitution incubator at our facility in France. Our reconstitution technologies have potential to be utilized in products serving the cosmetics and packaging industries reprocessing botanical, vegetable, or other plant fibers. Furthermore, SWM’s Recon technologists are active in joint development with several cigarette manufacturers to drive continued innovation and product commercialization in the rapidly emerging Heat not Burn tobacco product area. The Company has also responded to customer requests for industrial hemp (fiber containing less than 0.3% THC) fiber-based materials for use as wrappers and fillers and has developed products to meet demand for innovative hemp-based products.

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

We supply the major, and many of the smaller, cigarette and cigar manufacturers. We sell our products directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Philip Morris-USA, a subsidiary of Altria Group Inc., Philip Morris International ("PMI"), Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT"), are our four largest customers and, together with their respective affiliates and designated converters, accounted for 28%, 29% and 28% of our 2020, 2019 and 2018 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given our significance in the worldwide supply chain of cigarette-related papers.

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

As the sole domestic producer of cigarette papers in the Americas (SWM production in Brazil), we believe that we have a significant majority of the category share in those regions. Our paper plants in France and LIP printing facility in Poland produce a large amount of the products sold in the E.U. We estimate that we have a direct share of more than 50% of cigarette paper sales in the E.U., and coupled with royalty payments from a key competitor to whom we have licensed our LIP technology, we believe we are able to monetize over 80% of the LIP-compliant E.U. cigarette market. Our principal competitors include delfortgroup AG ("delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH ("Glatz") and PT Bukit Muria Jaya ("BMJ").

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

Raw Materials and Energy. Wood pulp is the primary fiber used in our EP segment. Our operations consumed approximately $32 million and $43 million of wood pulp in the years ended December 31, 2020 and 2019, respectively, all of which we purchased. While EP uses other specialty fibers, such as flax, in our operations, we believe that purchased raw materials are generally available from several sources.

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

Seasonality. Generally, sales of our paper and Recon products are subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter.

Research and Development

As of December 31, 2020 we employ approximately 100 research and development employees in research and laboratory facilities in France, Brazil, and the U.S. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our AMS and EP segments. Within AMS, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world. Within EP, our research and development has enabled us to establish and sustain leading shares in various cigarette paper products, specifically LIP paper. We also are working with customers to meet potential future demand for reduced-harm tobacco products as well as hemp-based products.

Patents and Trademarks

As of December 31, 2020, we owned 88 patents and had 43 pending patent applications in our AMS segment. While we consider our patents, and the protection thereof, to be important, no single patent or group of patents is material to the conduct of our AMS business segment.

In our AMS segment, as described in the branding initiative discussed above, SWM made a strategic decision to transition away from certain legacy business trade names associated with our recent acquisitions in favor of a streamlined SWM enterprise branding approach. The Company will continue to market its products under the long-

standing product-level brand names and trademarks such as "NALTEX®," "DELNET®," “ARGOGUARD®” and “ARGOTHANE®.”

As of December 31, 2020, we owned 314 patents and had 112 pending patent applications in our EP segment, covering a variety of cigarette papers, RTL, cigar wrapper and binder, hemp and other products and processes in the U.S., Western Europe and several other countries. We believe that our patents, together with our papermaking expertise and technical sales support, have been instrumental in establishing us as the leading worldwide supplier of cigarette papers. We believe that patents have contributed to our position as the world's leading independent producer of papers used for LIP cigarettes.

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

Human Capital

At SWM we understand that employees are our most important asset and as of December 31, 2020, we had approximately 3,600 regular, full-time, active employees. Our guiding principles create an environment where employees are encouraged to innovate and collaborate, acting as one company to place customers at the heart of our organization. Employee wellness and safety remain critical to our success. We have implemented proactive measures at our locations to help ensure workplace safety, including updated protocols to prevent and address potential or confirmed illness among our on-site workforce, additional spending on personal protective equipment and sanitation supplies, and dedicated time to perform additional sanitization procedures between shifts. We have increased the use of virtual platforms and tools, which has allowed many of our employees to work remotely. Please see Item 1A. Risk Factors for additional information on our response to the COVID-19 pandemic.

We believe that employee relations are positive. Hourly employees at the Spotswood, New Jersey, Ancram, New York and Minneapolis, Minnesota, Pirahy, Brazil , Quimperlé, Spay, and Saint-Girons France and Gilberdyke, England plants are union represented.

Government Regulation

We are required to comply with numerous regulations that are normal and customary to businesses in the regions, industries, and markets in which we operate. These regulations include, but are not limited to, tax, employment, privacy, imports/exports, healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse, product safety and efficacy, and other areas.

Governmental entities around the world have taken, or have proposed, actions that had, or are likely to have, the effect of reducing consumption of tobacco products which, in turn, reduces demand for our products. These actions, including efforts to regulate, restrict or prohibit the sale, advertisement and promotion of tobacco products and their components, to limit smoking in public places, to control or restrict additives that may be used in tobacco products and to increase taxes on such products, are intended to discourage the consumption of cigarettes and other tobacco products.

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

The Company is subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, the Company is subject to the U.S. Foreign Corrupt Practices Act, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act. Aspects of the Company’s operations and businesses are also subject to privacy, data security, and data protection regulations, which impact the way we use and handle data and operate our products and services.

The Company is not aware of any regulatory compliance matters that are expected to have a material adverse effect on the Company’s business, competitive position, financial position, results of operations, capital expenditures or cash flows.

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

A few of our key sustainability practices are highlighted below:

Environmental
•Sustainable Packaging Material: We manufacture Cocoa PaperTM as packaging material. Cocoa PaperTM is made from botanical fibers and is an eco-efficient product. Cocoa PaperTM fibers are 100% carbon neutral, a first in the Engineered Papers (EP) portfolio. Sales of Cocoa PaperTM benefit the Jacundá Forestry REDD+ Project in Brazil through the purchase of carbon credits to offset the impact of projected product sales.
•Sustainable Innovation: SWM developed RevonexTM membrane backing paper which improves reverse osmosis filtration efficiency by eliminating bleed-through. In support of the circular economy, SWM has transformed manufacturing byproducts into FlaxBedTM, specialty animal bedding, and BioLoxxTM spill absorbent, to help protect the environment.

•Partnership with Planet Water Foundation: SWM partners with Planet Water Foundation to support global efforts to improve access to clean, safe water. Currently, the partnership is focused on installing AquaTower water systems in two communities without adequate access to safe water ― Jalisco, Mexico and the Siem Reap Province, Cambodia. Each AquaTower system can produce up to 1,000 liters of clean water per hour, addressing the drinking needs of up to 1,800 people with each tower. SWM also funded the installation of two AquaSan sanitation systems, with the AquaTowers, that meet World Health Organization standards, three AquaHome solutions to provide families with solar powered electricity and drinking water at home, and two community-based education workshops focused on water-health and hygiene education.
•Ethical Sourcing: 100% of the wood pulp that SWM uses is sourced from Forest Stewardship Council (FSC) and/or Programme for the Endorsement of Forest Certification (PEFC)-certified suppliers.
•Environmental Certification and Energy Efficiency: All of our Engineered Paper (EP) locations are certified to ISO 14001 for environmental management systems. Our mills in France are certified to the ISO 50001 energy management standard.
•Biodiversity Support: SWM has a history of supporting local biodiversity initiatives, such as the installation of salmon and eel runs in the Isole River near our EP facility in Quimperlé, France, and the planting of native trees and rebuilding of natural habitat near our plant in Santanesia, Brazil.
•Recycling: Our U.S. based Advanced Minerals and Structures manufacturing sites have incorporated more than 2 million pounds of recycled plastic into new products and across SWM more than 1,000 tons of cardboard were recycled. Many other initiatives are in place involving the reuse of waste products and packaging materials.

Social
•Vera Institute of Justice: Since 2019, SWM has been a financial donor of the Vera Institute of Justice. The Vera Institute was co-founded by Louis Schweitzer, the son of the Company’s co-founder, Peter Schweitzer, and was named after Louis’ mother and Peter’s wife, Vera, who served for a time as the president of Schweitzer, Inc., one part of the company known today as SWM International, Inc. The Vera Institute works in partnership with public sector leaders across the nation to secure equal justice, end mass incarceration, and strengthen families and communities.
•Brazil Trainee Program: SWM works in partnership with the Brazilian federal government to train young professionals for the job market. Every year, trainees are given an opportunity to work at SWM or industrial companies as mechanics, electricians, or administrative assistants.
•Community Support: In various ways, our facilities participate in philanthropic activities around the world, including programs to benefit local children and seniors, and raising funds for larger organizations.

In April 2019, in recognition and celebration of the 49th Anniversary of Earth Month, 23 SWM manufacturing locations and the corporate office participated in Safety and Sustainability Week where sites engaged in activities involving safety, the environment, community engagement, and employee engagement. Activities included educating employees on a low-carbon lifestyle, recycling waste materials into art, picking up trash along roads, collecting book and canned food donations, bicycling challenges to promote a healthy lifestyle and raise funds for charities, fire extinguisher training and many others. Additionally, in 2020 we received an A- score for our CDP Climate Change response, as well as our fourth consecutive silver medal for Corporate Social Responsibility (CSR) recognition from EcoVadis, an organization that rates sustainability practices.  Our sustainability initiatives are further described on our corporate website at https://www.swmintl.com/expertise/sustainability.

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

Executive Officers of the Registrant

The names and ages of our executive officers as of March 1, 2021, together with certain biographical information, are as follows:

Name	Age	Position
Dr. Jeffrey Kramer	60	Chief Executive Officer
R. Andrew Wamser	47	Executive Vice President, Finance and Chief Financial Officer
Omar Hoek	52	Executive Vice President, Engineered Papers
Ricardo Nunez	56	General Counsel and Corporate Secretary
Michael L. Schmit	48	Corporate Controller and Chief Accounting Officer

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

Michael L. Schmit was appointed Corporate Controller and Chief Accounting Officer of the Company, effective as of April 22, 2019. Mr. Schmit served as Chief Accounting Officer and Corporate Controller of Chart Industries, Inc. (NYSE:GTLS), a manufacturer of cryogenic equipment used in the production, storage and distribution of liquefied gases, from 2018 to 2019. Prior to that he served as Assistant Corporate Controller and then as Corporate Controller at Chart. From 2007 through 2017, he served in various finance and accounting leadership roles at Georgia-Pacific, LLC, including Controller of Corporate Accounting, Division Controller, Gypsum and Chemicals, and Director, Internal Audit, respectively. Prior to joining Georgia-Pacific Mr. Schmit served as the Director of Financial Reporting at Arby’s Restaurant Group and also served as a manager at Ernst & Young, LLP.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2020 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

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

•Disruptions to our manufacturing sites and operations due to temporary closures of our facilities to comply with government-imposed restrictions and to address other health-related factors. For example, production at four of our sites was shut down temporarily during parts of the first and second quarters of 2020 in response to local government mandates and/or to implement proactive safety measures to protect employees. Our operations at other production sites were also scaled back.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on how we have been impacted and the steps we have taken in response to the COVID-19 pandemic.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information continue to evolve. However, the occurrence of the above risks could have a material adverse effect on our financial condition, results of operations and cash flows.

We expect our business to continue to be adversely impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products due to declining social acceptance of smoking, new smoking technologies such as e-cigarette and vaping technologies, and litigation in the U.S. and other countries.

In 2020, approximately 44% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside of Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, e-liquids, vapable oils and other vaping products, that do not use our products, and, particularly in the U.S., to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products. As a result, the overall demand for conventional tobacco cigarettes outside of Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

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

New smoking technologies, including e-liquids, vapable oils and other vaping products, provide an alternative to traditional cigarettes and cigars, which could result in a decrease in demand for our products, including cigarette papers, RTL and associated items. As of December 31, 2020, approximately 88% of EP segment sales are to customers in the tobacco end market, with the majority of tobacco sales comprised of cigarette papers. Future sales and any future profits from cigarette papers and reconstituted tobacco products are substantially dependent upon the continued use of traditional cigarettes and cigars. Growth in the use of, and interest in, e-liquids, vapable oils and other vaping products is likely to continue. While traditional tobacco products are well established and revenue from traditional cigarette sales represents a substantial majority of total industry revenue, new smoking technologies may become more widely adopted and the business, growth prospects and financial condition of our EP segment may be adversely affected.

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

Even when the Company is initially successful, there can be no assurance that the counterparty will not appeal, or that the appeal will not be successful. Even when successful at the appeal level, there can be no assurance that a patent will not be later successfully challenged in individual national court jurisdictions.

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

As a result, our manufacturing operations, sales and results, depending on their location, are subject to various international business risks, including, but not limited to, the following:

•Foreign countries can impose significant import, export, excise and income tax and other regulatory restrictions on our business, including limitations on repatriation of profits and proceeds of liquidated assets. While we attempt to manage our operations and international movements of cash from and amongst our foreign subsidiaries in a tax-efficient manner, unanticipated international movement of funds due to unexpected changes in our business or changes in tax and associated regulatory schemes could materially affect our financial position, results of operations and cash flows.

•We are exposed to global as well as regional macroeconomic and microeconomic factors, which can affect demand and pricing for our products, including unsettled political and economic conditions; expropriation; import and export tariffs; regulatory controls and restrictions; and inflationary and deflationary economies. Events occurring in countries having a large share of the global economy (such as China, Japan, or the EU) can have an impact on economies that are interdependent and thereby affect those in which the Company primarily operates. These factors together with risks inherent in international operations, including risks associated with any non-compliance with anti-corruption and anti-bribery laws, could adversely affect our financial condition, results of operations and cash flows.

•We participate in two joint ventures and have one manufacturing facility in China. The joint ventures sell our products primarily to Chinese tobacco companies. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, adverse changes in the policies or in our relations with government-owned or run customers and the uncertainty inherent in operating within an evolving legal and economic system. There are also risks inherent with 50% joint ventures, such as a lack of ability to control, and visibility with respect to operations, customer relations and compliance practice, among others.

•Changes or increases in international trade sanctions or quotas may restrict or prohibit us from transacting business with established customers or securing new ones, including as to Russia and the Ukraine, which are areas where the Company has offices and/or significant customers and as to which the applicable sanctions have changed unexpectedly on a number of occasions since 2014.

Changes in the laws and regulations described above, adverse interpretations or applications of such laws and regulations, and the outcome of various court and regulatory proceedings, including in Europe and Brazil, could adversely impact the Company's business in a variety of ways, including increasing expenses, increasing liabilities, decreasing sales, limiting its ability to repatriate funds and generally conduct business, all of which could adversely affect our financial condition, results of operations and cash flows.

New or increased tariffs and the imposition of other trade restrictions could adversely affect our consolidated results of operations, financial position and cash flows.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations and tariffs. In 2018, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China implemented retaliatory tariffs on certain U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in higher manufacturing costs and increased prices for our products, and we may not be able to pass the higher manufacturing costs and price increases on to our customers. While the results of the 2020 U.S. presidential election could lead to different approaches in U.S. foreign trade policy with China as well as other countries, there remains much uncertainty. Through our joint venture partners, we also manufacture certain EP products in China. While sales of our products manufactured in China are currently sold only in local markets, any exports of our products manufactured in China to the U.S. may also be impacted by the tariffs and other restrictions on trade between the U.S. and China. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

We may be adversely affected by recent developments relating to the U.K.’s withdrawal from the European Union, particularly if the U.K. and the European Union are unable to reach a mutually satisfactory exit agreement.
On January 31, 2020, the United Kingdom formally withdrew from the European Union ("Brexit") and the transition period provided for in the withdrawal agreement ended on December 31, 2020. In December 2020, the U.K. and the E.U. agreed on a trade and cooperation agreement that applies provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the U.K. passed legislation giving effect to the trade and cooperation agreement. Although the trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the E.U., continued uncertainty regarding the application of the terms of the trade and cooperation and the relationship between the U.K. and the E.U. remains. The effects of the Brexit and the perceptions as to the nature of the future relationship between the U.K. from the E.U. may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. Unfavorable exchange rate changes may negatively affect our operations located in the U.K., which may impact the revenue and earnings we report. Brexit could also have an impact on tariff rates for raw materials imported into the U.K. or sourced from the U.K. and the resulting prices for such materials, the tariff rates on exports of products from our facility in Gilberdyke, and delays at the customs border between the U.K. and the E.U. that could adversely impact our operations or result in our customers imposing upon us penalties for delays in delivery. Any of these effects could have an adverse impact on the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.
We are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, ("FCPA"), and other anti-corruption laws that apply in countries where we do business. The FCPA, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and these other laws generally prohibit us, our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations, or collectively, Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with such laws or requirements, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition, results of operations and cash flows.
A significant portion of our revenues are generated from operations outside the U.S. In addition, we maintain significant operations and acquire or manufacture many of our products outside the U.S. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros and Brazilian reals. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars. As a result, our future revenues, costs, results of operations and earnings could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate and the Brazilian real to U.S. dollar exchange rate.

In addition, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar sales in Brazil and euro denominated sales in Poland. We also hold a significant amount of our cash balances in euros, thus any weakening of the euro versus the U.S. Dollar would reduce the amount of U.S. Dollars for which such balances could be exchanged.

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

We utilize a variety of practices to manage this risk, including operating and financing activities and, where considered appropriate, derivative instruments. All derivative instruments we use are either exchange traded or entered into with major financial institutions in order to reduce credit risk and risk of nonperformance by third parties. Counterparty risk cannot be eliminated and there can be no assurance that our efforts will be successful. We generally hedge foreign currency transaction risk through the use of derivative instruments, including forward and swap contracts and, to a lesser extent, option contracts. The use of derivative instruments is intended to mitigate or reduce transactional level volatility in the results of foreign operations but does not completely eliminate volatility. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and/or we are unable to effectively hedge these risks, they could materially adversely affect our financial condition, results of operations and cash flows.

The Company could be subject to changes in its tax rates, the adoption of new U.S., or foreign tax legislation or exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and in foreign jurisdictions where a number of the Company’s subsidiaries are organized. The Company’s future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or future changes in tax laws or new interpretations of existing tax laws. Although none of the Company’s international tax positions are currently being challenged or threatened to be challenged, recent developments, such as the European Commission’s investigations on illegal state aid, individual European countries implementation of Anti-Tax Avoidance Directives, continued regulatory development of the Tax Cuts and Jobs Act of 2017, and the Organization for Economic Cooperation and Development projects on base erosion and profit shifting may result in changes to long-standing tax principles or new challenges to our cross-border arrangements, which could materially affect our effective tax rate or could require potential restructuring of the foreign subsidiaries. If the Company’s effective tax rates were to increase, or if any ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We face competition from several established competitors and we have limited market transparency.

Our four largest competitors for our EP business are delfort group AG ("delfort"), Julius Glatz GmbH ("Glatz"), Miquel y Costas & Miquel S.A. ("Miquel y Costas") and PT BUKIT Muria Jaya ("BMJ"). All four primarily operate from modern and cost-effective plants in Western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, three such competitors, delfort, Glatz and BMJ, are privately held and the third, Miquel y Costas, is a closely held public company. Thus, their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given the concentration of most of our competitors in Western Europe, which has seen declining demand for tobacco products and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. We believe that all four competitors have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to encourage the development of enhanced competition through supporting competitive products and facilities, especially when confronted with new, high-value technologies such as porous plug wrap in the past and LIP today. We believe our Engineered Paper products compete primarily on product features, price, innovations and customer service. Due to many of the factors described above, we have a limited ability to predict trends in the industry and there may be a time lag before we become aware of developing trends in the industry.

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

Four customers, together with their respective affiliates and designated converters, accounted for over 28% of our net sales in 2020. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or Recon, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2020, the percentage of the Company’s fixed and floating interest rate debt was 59% and 41%, respectively.  The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed.  Including the impact of these transactions, as of December 31, 2020, the percentage of the Company’s debt subject to fixed and floating rates of interest was 83% and 17%, respectively.

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

Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. On July 27, 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Oversight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for USD LIBOR. Because of inherent differences between LIBOR and SOFR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. SOFR may fail to gain market acceptance.

At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected. We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences between any alternative reference rates used by our interest rate hedges and our outstanding indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

From time to time, we consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. It is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business, due to, among other things, integration and employee retention challenges, contrasting company cultures and different information technology and reporting systems. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives, smooth integrations or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to our earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition , disposition or internal growth, present additional risks, including causing us to incur unknown or new types of liabilities, subjecting us to new regulatory frameworks and new market risks, and acquiring operations in new geographic regions with challenging labor, regulatory and tax regimes. The potential future expansion of our AMS business unit or other operations could cause these operations to face additional competition from larger and more established competitors than is currently the case.

Our ability to dispose of idled assets and the value that may be obtained relative to their book value can result in significant impairment charges. Building a new plant or other facility or relocating, rebuilding or otherwise modifying existing production machinery is a major undertaking and entails a number of risks, including the possibility that the contractors and sub-contractors who are expected to build the facility or rebuild the machine and supply the necessary equipment do not perform as expected, the possibility of cost overruns and delays, or that design defects or omissions cause the facility or machine to perform at less than projected efficiency or at less than projected capacity. In addition, commencement of production at a new site or at a rebuilt or relocated machine is time consuming and requires testing and acceptance by customers and potentially by regulators, of the facility and the products that are produced. Also, while we anticipate sufficient demand for the facility's or machine's output, there can be no assurances that the expected demand will materialize. For more information on our expansion plans, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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

The integration of the operations of acquired companies involves a number of risks and presents financial, managerial, reporting, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, employee retention and integrating and retaining management and personnel from acquired companies. Among these risks are potential loss of consumer awareness and demand for the acquired companies’ products based on the rebranding of those products under the Company’s legacy brand names. Additionally, we may not be able to achieve anticipated cost savings or commercial or growth synergies for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, inability to achieve increased operating efficiencies or commercial expansion of key technologies. The future success of AMS depends, in part, on our ability to attract additional management, retain key employees, integrate new personnel, operating and reporting systems as well as execute AMS’ growth strategy. Failure to successfully integrate acquired companies into AMS may have an adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if we complete the pending offer to acquire Scapa Group PLC (as described in Note 25. Subsequent Event, of the Notes to Consolidated Financial Statements), we may not be able to achieve anticipated benefits or commercial or growth synergies, for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, inability to achieve increased operating efficiencies or commercial expansion of key technologies.

Our restructuring activities are time-consuming and expensive and could significantly disrupt our business.

We have initiated significant restructuring activities in recent years, in Brazil, France, the Philippines and the U.S. that have become part of an overall effort to improve an imbalance between demand for our products and our production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations, or as a result of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business as well as garner review from regulatory authorities which could result in financial impacts to the Company. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

•demonstrating to customers that the restructuring activities will not result in adverse changes in service standards or business focus;
•consolidating administrative infrastructure and manufacturing operations while maintaining adequate controls throughout the execution of the restructuring;
•preserving distribution, sales and other important relationships and resolving potential conflicts that may arise;
•estimating, managing and minimizing the cost of the restructuring activities;
•minimizing the diversion of management attention from ongoing business activities;
•maintaining employee morale, retaining key employees, maintaining reasonable collective bargaining agreements and avoiding strikes, work stoppages or other forms of labor unrest while implementing restructuring programs that often include reductions in the workforce;
•securing government approval of such plans, where necessary, and managing the litigation and associated liabilities that often are associated with restructuring actions;
•incurring costs associated with delays in restructuring activities caused by labor negotiations and/or governmental approvals;
•coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local laws and regulations; and
•achieving the anticipated levels of net cost savings and efficiency as a result of the restructuring activities.

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

Our manufacturing operations, in particular paper manufacturing, is energy-intensive. In the U.K., the European Union, China and in the U.S., availability of energy generally is reliable, although prices can fluctuate significantly based on demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to Western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to Western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, because production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has been in the past, affected by rain variations. Electricity in Brazil is also heavily taxed. Due to the competitive pricing of most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or be breached due to employee or third-party error, malfeasance or other disruptions. To date, we have not had a significant cyber breach or attack that has had a material impact on our business. However, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims, proceedings, or regulatory penalties, including penalties under EU privacy laws, and could disrupt our operations. Although we are insured against cyber risks and security breaches up to an annual aggregate limit, our liability insurance may be inadequate and may not fully cover the costs of any claim or any damages we might be required to pay, and we may not be able to obtain adequate liability insurance in the future on commercially desirable or reasonable terms or at all.

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

The loss of any of our key employees, including our CEO and his direct reports, could adversely affect our business and thus our financial condition, results of operations and cash flows. Because a large part of our business is tied to the tobacco industry, we may also experience difficulty in retaining and hiring qualified executives and other personnel in our AMS segment, at corporate and/or in EP. We not only compete for talent with consumer products and other companies that enjoy greater social acceptance but also with larger, more established companies within the tobacco industry. As we diversify through acquisitions outside our tobacco-related operations, we run the risk of turnover of key personnel within the businesses we acquire as well as difficulty in finding and attracting first class talent in industry segments that are new to us. This could slow the growth of these businesses and impede our ability to find and complete synergistic acquisitions.

Our business depends upon good relations with our employees. Work stoppages, slowdowns or legal action by our unionized employees may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We employ approximately 3,600 employees, including certain manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future and problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

Our business is subject to various environmental laws, regulations and related litigation that could impose substantial costs or other liabilities on us.

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and emissions as well as the disposal of solid waste. We believe that we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to achieve future compliance. However, these laws may change, which could require changes in our practices, additional capital expenditures or loss of carbon credits, and we may discover aspects of our business that are not in compliance. Violation of these laws can result in the imposition of significant fines and remediation costs. In France, we presently have sufficient authorized capacity for our emissions of carbon dioxide through 2021. However, this authorization must be renewed periodically. We cannot predict whether we will have sufficient authorized capacity to conduct our operations in France as presently conducted or to do so without having to make substantial capital expenditures in future years.

We are a member of a potentially responsible party group that entered into a settlement with the State of New Jersey in 1993 concerning the remediation of a landfill site in New Jersey. The landfill remediation has been completed. We have established a reserve of approximately $0.3 million that we believe is adequate to cover our ongoing liability, but we remain exposed to post-closure operating costs over an extended period of years that cannot be fully known or estimated at this time.

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
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2020, the combined projected benefit obligation of our U.S. and French pension plans had a net underfunding of $25.7 million. For a discussion regarding our pension obligations, see Note 18. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

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

Our revenues depend on the effective operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation or operation of equipment, explosions, fires, natural disasters, failure to achieve or maintain safety or quality standards, work stoppages, supply or logistical outages, and the need to comply with environmental and other directives of governmental agencies. Moreover, natural disasters, political crises, public health crises (such as the ongoing COVID-19 pandemic and the measures put in place to reduce its spread) or other unforeseen catastrophic events in any of the countries we operate may negatively impact our facilities, our supply chain or customers. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations. The occurrence of material operational problems, including, but not limited to, the above events, could cause the loss of, or interruption of, operations for a significant length of time, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we operated a total of 22 production facilities on four continents.

The following are the locations of our principal production facilities as of December 31, 2020. Except as otherwise noted, we own the facilities listed below:

Advanced Materials & Structures Segment Production Locations	Approximate Square Footage of Buildings	Engineered Papers Segment Production Locations	Approximate Square Footage of Buildings
Middletown Manufacturing Site		Spotswood Plant**
Middletown, Delaware	142,000	Spotswood, New Jersey	399,000

Tubing Operations*		Papeteries de Saint-Girons Plant
Richland, Pennsylvania	35,000	Saint-Girons, France	214,000

Tubing Operations*		PDM Industries Plant
El Cajon, California	22,000	Quimperlé, France	592,000

Suzhou Manufacturing Site*		Pirahy Plant
Suzhou, China	108,000	Piraí, Brazil	1,098,000

Poland Manufacturing Site*		Poland Plant*
Strykow, Poland	42,000	Strykow, Poland	125,000

Gilberdyke Manufacturing Site		Newberry Operation
Gilberdyke, United Kingdom	67,000	Prosperity, South Carolina	50,000

Wilson Manufacturing Site*		Fiber Operation
Wilson, North Carolina	108,000	Manitoba, Canada	16,000

Argotec Manufacturing Operations*		LTR Industries Plant
Greenfield, Massachusetts	182,000	Spay, France	736,000

Minneapolis Manufacturing Site*		Ancram Plant
Minneapolis, Minnesota	144,000	Ancram, New York	116,000

Athens Manufacturing Site		Tekra Plant
Athens, Georgia	200,000	New Berlin, Wisconsin*	90,000

Roanoke Manufacturing Site		Trient Plant
Roanoke, Virginia	40,000	Woodville, Wisconsin*	88,000

Chicago Manufacturing Site*
Chicago, Illinois	66,000

European Manufacturing Site
Genk, Belgium	90,000

* Leased properties
**Operations ceased in December 2020

We had approximately 161,000 metric tons of annual paper production capacity after we ceased operations in Spotswood facility, New Jersey, dependent upon the production mix. Capacity utilization was 86% for EP products in 2020 compared with 90% in 2019. We also operate flax fiber processing operations in Canada and printing operations in France, Poland and the U.S.

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

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided the second Raw Materials Assessment against SWM-B in the amount of approximately $9.5 million based on the foreign currency exchange rate at December 31, 2020. SWM-B, with assistance of outside counsel, is evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded a liability sufficient to satisfy this amount in the second quarter of 2019. This judgment may be settled over the course of 60 months after all possible challenges are concluded. Interest and penalties will continue to accrue until any judgment is paid.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.6 million and $6.9 million, respectively, based on the foreign currency exchange rate at December 31, 2020), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.7 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are being appealed to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such so no loss has been accrued in our consolidated financial statements for them.
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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2020, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share ("Common Stock") has been listed on the New York Stock Exchange, trading under the symbol "SWM." On February 18, 2021, our stock closed at $43.77 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2015 through December 31, 2020, with the comparable cumulative total returns of the S&P SmallCap 600 Capped Materials Index and self-constructed peer group, both of which we consider to be reflective of the performance of the industries in which we operate. The peer group portfolio includes ten U.S. based materials companies including; Bery Global Group, Clearwater Paper Corp., Domtar Corp., Glatfelter Corp., Graphic Packing Holding Corp, Grief Inc., Lydall Inc., Neenah Inc., Rayonier Advanced Materials Inc and Sealed Air Corp.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2015 and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Return

Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ended
SWM
S&P SmallCap 600 Materials Index
Peer Group

Holders. As of March 1, 2021, there were 1,548 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2020, 2019 and 2018, we declared and paid cash dividends totaling $1.76 per share, $1.76 per share and $1.73 per share, respectively. On February 18, 2021, we announced a cash dividend of $0.44 per share payable on March 26, 2021 to stockholders of record as of the close of business on March 12, 2021. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 14. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2020.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2020 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-March 31, 2020	25,274	$35.27	—	$—	$—
April 1-June 30, 2020	434	33.23	—	—	—
July 1-September 30, 2020	771	33.05	—	—	—
October 1-October 31, 2020	—	—	—	—	—
November 1-November 30, 2020	531	33.20	—	—	—
December 1-December 31, 2020	769	34.78	—	—	—
Total 2020	27,779	$35.12	—	$—	$—

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results for 2020 and 2017 include results of operations of Tekra and Conwed from the date of their acquisitions of March 13, 2020 and January 20, 2017, respectively. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2020	2019	2018	2017 (1)	2016 (1)
Results of Operations
Net sales	$1,074.4	$1,022.8	$1,041.3	$982.1	$839.9
Cost of products sold	766.1	732.8	762.8	698.7	582.0
Gross profit	308.3	290.0	278.5	283.4	257.9
Nonmanufacturing expenses	167.6	152.3	141.8	147.0	122.3
Restructuring & impairment expense	11.9	3.7	1.7	8.1	25.6
Operating profit	128.8	134.0	135.0	128.3	110.0
Income from continuing operations	83.8	85.8	94.8	34.4	82.8
(Loss) income from discontinued operations	—	—	(0.3)	0.1	—
Net income	$83.8	$85.8	$94.5	$34.5	$82.8

Net income (loss) per share - basic:
Income from continuing operations	$2.68	$2.78	$3.08	$1.12	$2.71
Loss from discontinued operations	—	—	(0.01)	—	—
Net income per share - basic	$2.68	$2.78	$3.07	$1.12	$2.71

Net income (loss) per share - diluted:
Income from continuing operations	$2.66	$2.76	$3.07	$1.12	$2.70
(Loss) income from discontinued operations	—	—	(0.01)	—	—
Net income per share - diluted	$2.66	$2.76	$3.06	$1.12	$2.70

Cash dividends declared and paid per share	$1.76	$1.76	$1.73	$1.69	$1.62
EBITDA from continuing operations(2)	$202.8	$195.1	$193.9	$192.4	$157.6
Adjusted EBITDA from continuing operations (2)	$212.9	$197.2	$196.9	$197.9	$178.4
Percent of Net Sales
Gross profit	28.7%	28.4%	26.7%	28.9%	30.7%
Nonmanufacturing expenses	15.6%	14.9%	13.6%	15.0%	14.6%
Financial Position
Capital spending	$30.1	$28.6	$27.0	$37.2	$27.8
Depreciation and amortization	72.2	57.7	61.6	59.5	44.5
Total assets	1,584.9	1,471.7	1,466.5	1,542.5	1,173.7
Total debt	593.3	542.7	622.1	684.2	440.4
Total debt to capital ratio	47.7%	47.6%	52.7%	55.6%	46.4%

(1)    In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs affects only the EP segment, as there are no pension costs associated with the AMS segment. For the years ended December 31, 2017, and 2016, respectively, $3.6 million and $3.9 million in pension expense were reclassified from Operating profit to Other expense in the consolidated statement of income for the 2017 and 2016 comparative periods. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

(2)    Earnings before interest, taxes, depreciation and amortization ("EBITDA") from Continuing Operations is a non-GAAP financial measure that is calculated by adding interest expense, income tax provision and depreciation and amortization expense to income from continuing operations. Adjusted EBITDA from Continuing Operations is a non-GAAP financial measure that is calculated by adding restructuring and impairment expense, Loss (income) from equity affiliates and Other expense (income), inventory write-down expense related to plant closure, and litigation related expenses, net to EBITDA from continuing operations. We caution investors that amounts presented in accordance with our definitions of EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations in the same manner. We present EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Reconciliations to income from continuing operations are as follows ($ in millions):

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Income from continuing operations	$83.8	$85.8	$94.8	$34.4	$82.8
Plus: Interest expense	30.5	36.1	28.2	26.9	16.6
Plus: Income tax provision	18.4	15.2	10.7	69.6	15.4
Plus: Depreciation and amortization(1)	70.1	58.0	60.2	61.5	42.8
EBITDA from continuing operations	202.8	195.1	193.9	192.4	157.6
Plus: Restructuring and impairment expense	11.9	3.7	1.7	8.1	25.6
Plus: Loss (income) from equity affiliates	(4.9)	(4.1)	11.3	(2.5)	(4.8)
Plus: Other expense (income), net	1.0	1.0	(10.0)	(0.1)	—
Plus: Inventory write-down expense related to plant closure	2.0	—	—	—	—
Plus: Litigation related expenses	—	1.5	—	—	—
Adjusted EBITDA from continuing operations	$212.8	$197.2	$196.9	$197.9	$178.4

(1)     A total of $2.1 million, ($0.3) million, $1.4 million, ($2.0) million, and $1.7 million, primarily related to amortization of deferred debt issuance costs, amortization of bond discount, and amortization of gains from termination of interest rate swaps in 2020, 2019, 2018, 2017, and 2016, respectively, are excluded from the Depreciation and amortization in the table above. The deferred debt issuance costs, amortization of bond discount and amortization of gains from the termination of interest rate swaps are included in Interest expense.

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
•    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS;
•    RESULTS OF OPERATIONS;
•    LIQUIDITY AND CAPITAL RESOURCES;
•    OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES;
• OUTLOOK; and
•    FORWARD-LOOKING STATEMENTS.

COVID-19 Overview
As a result of global economic and social disruption caused by the novel coronavirus (“COVID-19”), the Company’s sales, manufacturing operations, profitability, and cash flow have been, and may continue to be, impacted. This is an uncertain period with events and circumstances changing frequently, and while senior management is meeting regularly to address all aspects of the pandemic, the magnitude and duration of economic disruption is difficult to predict. This overview is intended to provide management’s view of the COVID-19 pandemic’s impact on the Company in 2020 and projected future impacts to assist investors in understanding these developments. These comments contain forward looking statements about operations, financial performance and liquidity, and are current as of December 31, 2020. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements and Part I, Item 1A. "Risk Factors".
Health and Safety. We maintain a primary commitment to the health of our global teams. As such, the Company has reviewed and modified our standard operating procedures to reflect the increased needs from the COVID-19 pandemic and continues to reassess our safety practices as developments occur and new information becomes available. We have reviewed all work responsibilities and those employees who are able have been encouraged to work remotely. At operating sites, we have increased our health and safety protocols. These protocols include a stepped-up focus and employee education on hygiene and sterilization procedures. We have implemented social distancing requirements and staggered schedules where appropriate. We have also increased guidelines for all employees on how to safely handle potential infections, including temperature checks prior to entering the site and self-quarantine/return to work requirements.
End-markets and sales. SWM serves a variety of end-markets around the world, each with unique demand dynamics. Management believes many of the Company’s end-markets have been and will remain relatively insulated from COVID-19-related economic challenges; however, some end-markets have been negatively affected by decreased demand, particularly transportation. In addition, sales results in 2020 have, and may continue to demonstrate, some volatility from potential inventory builds as customers manage inventories and safety stocks to protect against future potential supply chain disruptions.

Tobacco (EP) - The Company’s largest single end-market is the tobacco industry, which has not been materially affected by the pandemic, given the consumer staple nature of the industry. The company believes some customers have increased their inventory levels to minimize supply chain impacts of potential future COVID-19 related disruptions.

Medical (AMS) - The Company’s medical products are largely used in finger bandages, diagnostic test strips, and hospital-setting products, and management believes sales of these products are not sensitive to COVID-19-related economic weakness.
Filtration (AMS) - The Company serves water and other filtration markets, and management believes these products are generally less sensitive to economic volatility than typical industrial goods. Air filtration products have seen accelerated demand in 2020 due to heightened focus on air quality and attempts to minimize the spread of COVID-19.

Transportation (AMS) - The Company’s primary products are aftermarket automotive paint protection films, which management believes can deliver steady long-term growth due to increasing global consumer adoption of these products. In 2020, however, this category faced pronounced temporary near-term negative impacts, beginning late in the first quarter through most of the third quarter, as a result of significant auto industry disruption and consumer purchasing behaviors as a result of COVID-19. However, late in the third quarter of and throughout the fourth quarter of 2020, the Company’s transportation sales began to improve significantly.

Infrastructure & Construction (AMS) - The Company’s key products service highway development, residential construction, oil and gas site services and various other industrial projects which must move soil and require erosion and sediment control. Management believes these end-markets have been impacted by local self-distancing regulations that may affect the construction industry, but these end markets could be positively supported by a potential increase in infrastructure spending if governments provide stimulus funding to reinvigorate economic activities.
Industrial (AMS & EP) - The Company’s products service a broad range of applications, some of which are considered to be sensitive to economic activity and associated impacts of COVID-19, while other applications have delivered growth in 2020.

Manufacturing & Operations. Beyond the potential general demand impacts described above, the Company’s operations have been moderately affected by external supply chain and customer-driven disruptions as well as within the Company’s manufacturing footprint. During the initial onset of the epidemic, the Company temporarily shut down manufacturing operations and/or total operations at certain sites to implement enhanced safety and hygiene procedures or to respond to temporary government orders. Where possible, the Company continued to ship products from inventories on hand, and the financial impact of these disruptions did not have a material impact on the Company’s full year results. At present, all facilities are operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. The Company’s primary raw materials remain readily available in the global marketplace and no significant procurement challenges have risen. Many of the Company’s products in our AMS segment have been deemed “essential” (e.g., filtration and medical) by local governments and thus the production facilities are not expected to have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.

Financial Results Impacts & Outlook. During the first quarter, the Company generally performed above internal expectations despite moderate COVID-19 related impacts, the most significant of which was the reduced sales of transportation films sold into China. However early signs of additional COVID-19 demand disruption led to the Company withdrawing its 2020 financial guidance in May in an abundance of caution (please refer to first quarter 2020 earnings press release and Form 8-K filed with the SEC on May 6, 2020 for additional commentary). During the second and third quarters, the Company’s results, primarily in the AMS segment, were impacted due to softer demand in several regions as a result of decreased customer ordering beginning in March 2020 when the pandemic impact spread globally and cases dramatically increased. Subsequently, the Company saw strong sales growth in the fourth quarter as certain key AMS end-markets such as transportation, filtration, and infrastructure and construction showed strong growth. For the full year, the company remained profitable and generated operating cash flow slightly higher than 2019 levels.

In response to the COVID-19 pandemic, the Company conducted extensive sensitivity analyses on the potential 2020 financial impacts, particularly on cash flow and liquidity. These sensitivity tests included a range of outcomes from demand-only disruption, to multi-week shutdowns across our manufacturing footprint with all sales, production, and shipping halted. Given the recent financial results, coupled with management’s belief that a meaningful escalation of manufacturing disruptions is unlikely, the Company’s operating cash flows, cash on hand, and credit facility availability, are expected to provide ample liquidity to support the Company’s operating needs and financial obligations, including cash dividend to stockholders.

The Company also continues to actively assess the credit worthiness of its customers in the context of the potential business disruptions from COVID-19 but has not yet seen evidence of a material change to its ability to collect accounts receivable balances.

Liquidity & Debt Overview. The Company had $593.3 million of total debt, $54.7 million of cash, and undrawn capacity on its revolving credit facility of $445.0 million at the end of 2020. Net leverage was 2.3x at the end of 2020, versus a maximum covenant ratio of 4.5x per the terms of the credit facility, though covenants contain an acquisition-related provision, allowing net leverage to reach 5.0x throughout 2020. The Company’s nearest debt maturity is the revolving credit facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

In 2020, SWM reported net income of $83.8 million on total net sales of $1,074.4 million. Compared to the prior year, net sales increased $51.6 million, due primarily to incremental sales from the March 2020 Tekra acquisition of $77.3 million. The acquisition growth was offset by low single-digit sales declines in EP and AMS (excluding Tekra). Within AMS (excluding Tekra), Medical sales were up double-digits, while Filtration and Industrial sales were up modestly. Transportation and Infrastructure and Construction each declined, as they were more impacted by COVID-19 related demand disruptions, though each grew during the fourth quarter, with particularly strong growth in transportation.

Net income decreased to $83.8 million in 2020 compared to $85.8 million in 2019. Outside of typical business drivers, several large one-time items affect the year-over-year comparison. In 2020, the most significant expense included $11.7 million of restructuring, impairment, and other expenses related to the shut-down of the Spotswood, New Jersey facility. In 2019, these one-time items included $6.6 million (after- tax) of expenses related to Brazil tax assessments.

Cash provided by operations was $161.6 million in 2020 up from $160.3 million in 2019. Other uses and proceeds of cash during 2020 included $169.3 million consideration to acquire Tekra, $47.4 million net in proceeds from long debt issuances and repayments, $55.0 million in cash dividends paid to SWM stockholders and $33.3 million of capital spending including capitalized software.

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

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The complexity of our global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and consolidated income tax expense.

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

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 21% of our total assets as of December 31, 2020. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 10 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

As a result of excess capacity in the tobacco-related papers industry and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment, and employee severance. We have also incurred restructuring costs in our AMS segment in pursuit of synergies from integrating our acquisitions. In recent years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances.

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

Goodwill and Unamortized Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed on October 1, 2020 and 2019 did not indicate any impairment of goodwill.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 10 to 23 years for customer relationships and 4 to 20 years for developed technology, patents and other intangible assets. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment following a method similar to the impairment testing for Goodwill.  Testing of these assets is performed annually and whenever events and circumstances indicate that impairment may have occurred. The annual impairment tests performed on October 1, 2020 and 2019 did not indicate any impairment of intangible assets.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

For a discussion regarding recently adopted accounting pronouncements, see "Recently adopted Accounting Pronouncements" included in Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2020 (1)	2019	2018
	($ in millions, except per share amounts)
Net sales	$1,074.4	$1,022.8	$1,041.3
Cost of products sold	766.1	732.8	762.8
Gross profit	308.3	290.0	278.5
Selling expense	36.9	33.7	35.7
Research expense	13.8	13.5	15.2
General expense	116.9	105.1	90.9
Total nonmanufacturing expenses	167.6	152.3	141.8
Restructuring and impairment expense	11.9	3.7	1.7
Operating profit	128.8	134.0	135.0
Interest expense	30.5	36.1	28.2
Other (expense) income, net	(1.0)	(1.0)	10.0
Income from continuing operations before income taxes and income from equity affiliates	97.3	96.9	116.8
Provision for income taxes	18.4	15.2	10.7
Income (loss) from equity affiliates, net of income taxes	4.9	4.1	(11.3)
Income from continuing operations	83.8	85.8	94.8
Loss from discontinued operations	—	—	(0.3)
Net income	$83.8	$85.8	$94.5

Net income (loss) per share - basic:
Income per share from continuing operations	$2.68	$2.78	$3.08
Loss per share from discontinued operations	—	—	(0.01)
Net income per share - basic	$2.68	$2.78	$3.07

Net income (loss) per share - diluted:
Income per share from continuing operations	$2.66	$2.76	$3.07
Loss per share from discontinued operations	—	—	(0.01)
Net income per share - diluted	$2.66	$2.76	$3.06
(1) Results during the year ended December 31, 2020 include Tekra from the March 13, 2020 acquisition date to December 31, 2020.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Net Sales
(dollars in millions)

	2020	2019	Change	Percent Change
Advanced Materials & Structures	$543.5	$477.2	$66.3	13.9%
Engineered Papers	530.9	545.6	(14.7)	(2.7)
Total	$1,074.4	$1,022.8	$51.6	5.0%

Net sales were $1,074.4 million in 2020 compared with $1,022.8 million in 2019. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Changes in currency exchange rates	$(1.2)	(0.1)%
Changes in royalties	(0.7)	(0.1)
Changes in product mix, selling prices and sales volumes, net	53.5	5.2
Total	$51.6	5.0%

AMS segment net sales were $543.5 million for 2020 compared to $477.2 million during 2019. The increase of $66.3 million or 13.9% included the benefit from the Tekra acquisition (closed March 13, 2020), and gains in medical, filtration, and industrial end-markets. Medical sales were driven by higher demand for facemask materials and specialty hospital products. Filtration sales increased slightly with strong air filtration growth offset by mild softness in other areas. Industrial sales grew due to gains in packaging films and materials for wind turbine manufacturing. Those increases were partially offset by declines in transportation and infrastructure and construction sales driven by COVID-19 related pressures, however both end-markets rebounded in the fourth quarter, particularly transportation, moderating the full year declines. Excluding Tekra, AMS sales declined 2.3%.

The EP segment net sales were $530.9 million for 2020 compared to $545.6 million during 2019. The decrease of $14.7 million, or 2.7%, was primarily the result of the volume decline due to the continued strategic de-emphasis of non-tobacco volumes and tobacco industry attrition, which offset positive price/mix impact benefiting from a higher mix of high-value cigarette, Heat-not-Burn, and battery separator papers and a smaller proportion of lower-margin non-tobacco volumes.

Gross Profit
(dollars in millions)

				Percent Change	Percent of Net Sales
	2020	2019	Change		2020	2019
Net sales	$1,074.4	$1,022.8	$51.6	5.0%	100.0%	100.0%
Cost of products sold	766.1	732.8	33.3	4.5	71.3	71.6
Gross profit	$308.3	$290.0	$18.3	6.3%	28.7%	28.4%

Gross profit for the year ended December 31, 2020 increased by $18.3 million, or 6.3%, to $308.3 million from $290.0 million in the prior year. AMS gross profit increased by $9.5 million, primarily due to the incremental gross profits from the acquired Tekra business and lower input costs partially offset by declines in transportation and infrastructure and construction sales. In the EP segment, gross profit increased by $8.9 million, primarily due to positive price/mix impacts, cost reduction initiatives, lower input costs, and favorable impact of foreign currency movements, partially offset by $4.9 million of other restructuring-related charges in Cost of products, of which $2.0 million was to write down the value of certain spare parts and consignment inventories to estimated net realizable value and $2.9 million, resulting from the acceleration of depreciation and amortization for machinery and equipment.

The $4.9 million of other restructuring-related charges related to the decision to shut down the Spotswood, New Jersey facility and shift the production of paper made there to the Company's other facilities. See Note 13. Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements for additional information.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2020	2019	Change		2020	2019
Selling expense	$36.9	$33.7	$3.2	9.5%	3.4%	3.3%
Research expense	13.8	13.5	0.3	2.2	1.3	1.3
General expense	116.9	105.1	11.8	11.2	10.9	10.3
Nonmanufacturing expenses	$167.6	$152.3	$15.3	10.0%	15.6%	14.9%

Nonmanufacturing expenses in the year ended December 31, 2020 increased by $15.3 million, or 10.0%, to $167.6 million from $152.3 million in the prior year due primarily to incremental expenses of the acquired Tekra business and transaction expenses associated with the Tekra acquisition, as well as third-party consulting expenses.

Restructuring and Impairment Expense
(dollars in millions)

				Percent of Net Sales
	2020	2019	Change	2020	2019
Advanced Materials & Structures	$0.5	$1.1	$(0.6)	0.1%	0.2%
Engineered Papers	11.3	2.6	8.7	2.1	0.5
Unallocated expenses	0.1	—	0.1	—	—
Total	$11.9	$3.7	$8.2	1.1%	0.4%

The Company incurred total restructuring and impairment expense of $11.9 million in the year ended December 31, 2020, compared to $3.7 million in the year ended December 31, 2019, an increase of $8.2 million.

In the AMS segment, restructuring and impairment expense of $0.5 million in the 2020 period related to severance accruals as a result of department realignments.

In the year ended December 31, 2020, restructuring expense included $6.7 million in the EP segment relating to severance and other accruals as a result of the decision to shut down the Spotswood, New Jersey facility.

The EP segment also recognized $4.6 million of restructuring expenses in 2020 primarily related to severance accruals at our manufacturing operations in France and Poland. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment.

In the year ended December 31, 2019, restructuring and impairment expenses consisted of $1.1 million in impairment charges at our U.S. and Chinese manufacturing facilities related to our AMS segment, as well as $2.6 million in severance accruals for employees at our U.S., Brazilian and French manufacturing operations related to the EP segment.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2020	2019	Change		2020	2019
Advanced Materials & Structures	$64.8	$64.3	$0.5	0.8%	11.9%	13.5%
Engineered Papers	116.8	119.2	(2.4)	(2.0)	22.0	21.8
Unallocated expenses	(52.8)	(49.5)	(3.3)	(6.7)
Total	$128.8	$134.0	$(5.2)	(3.9)%	12.0%	13.1%

Operating profit was $128.8 million in the year ended December 31, 2020 compared with $134.0 million during the prior year.

The AMS segment's operating profit in the year ended December 31, 2020 was $64.8 million compared to $64.3 million in the prior year period, up 1%, which reflected incremental operating profits from the Tekra acquisition partially offset by higher purchase accounting expenses related to the Tekra acquisition.

The EP segment's operating profit in the year ended December 31, 2020 was $116.8 million, a decrease of $2.4 million, or 2.0%, from $119.2 million in the prior year.  The decrease was primarily due to $16.2 million of restructuring and impairment expenses and other restructuring related charges of which $11.7 million was related to the shut-down of the Spotswood, New Jersey facility as discussed above, partially offset by positive price/mix impacts, cost structure improvements, lower raw material costs and favorable currency movements mostly from lower local currency operating costs in Brazil.

Unallocated expenses in the year ended December 31, 2020 were $52.8 million, up $3.3 million, or 6.7%, from the $49.5 million in the prior year period. The increase was primarily due to the result of transaction expenses associated with the Tekra acquisition, and third-party consulting costs.

Non-Operating Expenses, Net

Interest expense was $30.5 million in the year ended December 31, 2020, a decrease of $5.6 million from $36.1 million in the year ended December 31, 2019.  The decrease was due mainly to $7.1 million of non-recurring interest expense related to Brazil tax assessments in the year of 2019. Interest expense on debt was up $1.5 million primarily due to incremental debt related to the Tekra acquisition.

The weighted average effective interest rate on our debt facilities was approximately 4.02% and 4.42% for the years ended December 31, 2020 and 2019, respectively.

Other expense, net was $1.0 million during the year ended December 31, 2020 unchanged versus the year ended December 31, 2019.

Income Taxes

An $18.4 million and $15.2 million provision for income taxes in the years ended December 31, 2020 and 2019, respectively, resulted in an effective tax rate of 18.9% compared with 15.7% in the prior year. The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions and a year over year $4.2 million reduction due to the one-time Brazil ICMS litigation accrual in 2019.

Income (Loss) from Equity Affiliates

Income from equity affiliates, net of income taxes, was $4.9 million in the year ended December 31, 2020 compared with income of $4.1 million during the prior year, and reflects the results of operations of CTM and CTS.

Net Income and Income per Share

Net income in the year ended December 31, 2020 was $83.8 million, or $2.66 per diluted share, compared with $85.8 million, or $2.76 per diluted share, during the prior year period.

For a comparison of the Company’s results of operations for the year ended December 31, 2018 to the year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on March 2, 2020.

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

Cash Requirements

As of December 31, 2020, $39.4 million of our $54.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $14.8 million for the year ended December 31, 2020. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations and growth strategy.

We generally fund our capital projects using cash on-hand, cash generated from operations and our existing credit facilities, including the Credit Agreement, as defined below in "Debt Instruments and Related Covenants."

Cash Provided by Operations

Net cash provided by operations was $161.6 million in the year ended December 31, 2020 compared with $160.3 million in the prior year.

Working Capital

As of December 31, 2020, we had net operating working capital of $232.3 million including cash and cash equivalents of $54.7 million, compared with net operating working capital of $271.8 million including cash and cash equivalents of $103.0 million as of December 31, 2019. These changes primarily reflect the impact of the Tekra acquisition and increases in accounts receivable, inventory, accounts payable and accrued expenses.

In 2020, net changes in operating working capital decreased cash flow by $5.7 million. In 2019, net changes in operating working capital decreased cash flow by $1.8 million. The most significant working capital related cash outflow item was related to higher accounts receivable, as a result of strong Q4 organic sales.

Cash Used for Investing

Cash used for investing activities during 2020 was $203.1 million and consisted primarily of the net $169.3 million consideration to acquire Tekra. Capital spending including capitalized software totaled $33.3 million, down $0.8 million. In response to COVID-19 related impacts to certain end-markets, management continues to monitor cash flow trends and has deferred some discretionary capital spending originally planned for 2020.

Cash used for investing activities during 2019 was $14.8 million and consisted primarily of cash paid for capital spending partially offset by proceeds from the sale of RTL Philippines assets.

Capital Spending

Capital spending including capitalized software was $33.3 million, and $34.1 million in 2020 and 2019, respectively.  During 2020 and 2019 capital spending was primarily related to support growth in filtration and transportation on AMS manufacturing facilities in China, the development of new products, the rebuild of certain paper manufacturing lines, and IT infrastructure.

We incur capital spending as necessary to meet legal requirements and otherwise in connection with the protection of the environment at our facilities in the U.S., United Kingdom, France, Belgium, Brazil, Canada, China and Poland.  For these purposes, we expect to incur capital expenditures of less than $1.0 million in each of 2021 and 2022, of which no material amount is expected to be the result of environmental fines or settlements.  The foregoing capital expenditures are not expected to reduce our ability to invest in other appropriate and necessary capital projects and are not expected to have a material adverse effect on our financial condition or results of operations.

Cash Used for Financing Activities

During 2020, financing activities consisted primarily of $212.7 million proceeds from borrowings under the revolving credit facility, primarily to fund the Tekra acquisition, net repayments on borrowings of $165.3 million, cash dividends of $55.0 million paid to SWM stockholders and share repurchases of $1.0 million.

During 2019, financing activities consisted primarily of net repayments on borrowings of $80.5 million, cash dividends of $54.4 million paid to SWM stockholders and share repurchases of $0.9 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 18, 2021, we announced a cash dividend of $0.44 per share payable on March 26, 2021 to stockholders of record as of the close of business on March 12, 2021. The covenants contained in our Indenture and Credit Agreement, each, as defined below in "Debt Instruments and Related Covenants," require that we maintain certain financial ratios, as disclosed in Note 14. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2020 and 2019, we repurchased 27,779 shares and 25,297 shares, respectively, of our common stock at a cost of $1.0 million and $0.9 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2020	2019
Changes in short-term debt	$—	$(0.1)
Proceeds from issuances of long-term debt	212.7	19.1
Payments on long-term debt	(165.3)	(99.5)
Net proceeds (repayments) from borrowings	$47.4	$(80.5)

Net proceeds from borrowings were $47.4 million during 2020.

On February 10, 2021 we amended our existing Credit Agreement to provide for an additional Term Loan Facility “Term Loan B” which provides for additional capacity of $350 million. See Note 25. Subsequent Event, of the Notes to Consolidated Financial Statements for additional information about the Term Loan B. Other than potential borrowings under the Term Loan B, the Company does not expect to incur any significant additional borrowings during 2021.

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

Borrowings under the Revolving Credit Facility will initially bear interest, at the Company’s option, at either (i) 1.75% in excess of a reserve adjusted London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan Facility will initially bear interest, at the Company’s option, at either (i) 2.00% in excess of a reserve adjusted LIBOR rate or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Unused borrowing capacity under the Credit Agreement was $445.0 million as of December 31, 2020. We also had availability under our bank overdraft facilities and lines of credit of $6.7 million as of December 31, 2020.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at December 31, 2020. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the Credit Agreement, at December 31, 2020 and December 31, 2019 were 47.7% and 47.6%, respectively.

Senior Unsecured Notes

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

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on March 2, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Current debt (1)	$4.1	$4.1	$—	$—	$—	$—	$—
Long-term debt (2)	593.8	—	4.1	53.5	2.6	188.8	344.8
Debt interest (3)	160.3	29.1	29.0	28.7	27.9	27.8	17.8
Restructuring obligations (4)	7.4	5.8	0.5	0.4	0.4	0.3	—
Minimum operating lease payments (5)	25.0	6.3	5.1	3.5	2.9	1.8	5.4
Purchase obligations - raw materials (6)	35.1	26.9	6.1	1.6	0.5	—	—
Purchase obligations - energy (7)	31.8	22.7	4.7	1.6	0.4	0.4	2.0
Tax Act transition obligation (8)	21.0	2.2	2.2	4.2	5.5	6.9	—
Other contractual obligations (9) (10) (11)	0.9	0.9	—	—	—	—	—
Total	$879.4	$98.0	$51.7	$93.5	$40.2	$226.0	$370.0

(1)    Current debt excludes debt issuance costs of $1.3 million; see Note 14. Debt, of the Notes to Consolidated Financial Statements.

(2)    Long-term debt excludes debt issuance costs of $3.3 million and $6.1 million in unamortized discount on the senior unsecured notes; see additional information regarding long-term debt in Note 14. Debt, of the Notes to Consolidated Financial Statements.

(3)    The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2020. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2020, a 100 basis point increase in interest rates would increase our debt interest obligation by $4.4 million in 2021, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2020. For more information regarding our outstanding debt and associated interest rates, as well as hedging strategies in place which serve to fix the interest rate on a large portion of our debt, see Note 14. Debt, of the Notes to Consolidated Financial Statements.

(4)    Restructuring obligations are more fully discussed in Note 13. Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)    Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2020.

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

(9)    Other contractual obligations relate to commitments for capital projects. Other contractual obligations exclude $2.0 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2020.

(10)    Other contractual obligations do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $135.2 million in assets at December 31, 2020. The combined projected benefit obligation ("PBO") of our U.S. and French pension plans was underfunded by $25.7 million and $24.9 million as of December 31, 2020 and 2019, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We expect 2020 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 18. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)    Other contractual obligations do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were insignificant for the years ended December 31, 2020 and 2019, respectively. Based on this past experience, we currently expect our share of the net payments during 2021 to be insignificant.

OUTLOOK

For the AMS segment, we expect our growth outlook to be driven by macro factors affecting our served end-markets, including filtration, transportation, infrastructure and construction, medical, and industrial, as well as industry demand for many of our key applications. We expect water and other specialty filtration applications, surface protection products within transportation, and our products for infrastructure and construction end-markets to deliver growth exceeding GDP, or other global growth benchmarks, over the long-term due to the relative strong demand for the specific products we provide. Generally, we believe that our sales into the industrial and medical end-markets will perform relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China. However, the Company’s medical sales demonstrated strong growth in 2020, and could continue to outpace the broader economy, due to increased demand for certain products related to COVID-19. Excluding potential impacts from raw material price movements, the Company generally projects profit growth in the AMS segment as a result of expected organic sales growth. For the EP segment, we expect our performance to be driven by macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and the potential regulatory changes in the tobacco industry such as approvals of various new reduced-risk tobacco products or tax-related price increases.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections.  Forward-looking statements, include, without limitation, those regarding 2020 outlook and future performance, mergers and acquisitions, future market trends, future RTL sales and volume trends, smoking attrition rates, synergies or growth from acquisitions, incurrence of additional debt, adoption of LIP standards in new regions, reverse osmosis water filtration and global drinking water demands, integration, and growth prospects (including international growth), the deductibility of goodwill associated with certain acquisitions, impact of our restructuring actions, post-retirement healthcare and life insurance payments, impact of the LIP intellectual property litigation and opposition proceedings, the amount of capital spending and/or common stock repurchases, the profitability of China-based joint ventures, pricing pressures (including related to LIP), future cash flows, benefits associated with our global asset realignment (including possible non-recurrence of one-time tax benefits, lower or higher effective tax rates), purchase accounting impacts, impacts of our ongoing operational excellence and other cost-reduction initiatives, increasing revenues coming from our non-tobacco operations, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. "Risk Factors" of this report as well as the following factors:

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
•Changes in the method pursuant to which LIBOR rates are determined and the phasing out of LIBOR after 2021;
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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations in the foreseeable future. As of December 31, 2020, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $6.7 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2020 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2020, a 100 basis point increase in interest rates would result in a $4.4 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2020. As of December 31, 2020, the percentage of the Company’s fixed and floating interest rate debt was 59% and 41%, respectively.  The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. On September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. See Note 15. Derivatives, of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2020, the percentage of the Company’s debt subject to fixed and floating rates of interest was 83% and 17%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the AMS segment and wood pulp is our largest single component of raw material cost in our EP segment. The per pound price of resin is volatile and may impact the future results of our AMS segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2015 through December 2020, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged between $900 to $1,400 per ton. The average list price of NBSK for the year of 2020 was $1,140 per ton. We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

In our AMS segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $15.7 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $3.5 million, assuming no compensating change in our selling prices.

We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of the commodities used in our manufacturing processes are typically reflected in selling prices.

Energy Supply and Cost Volatility

In Western Europe, Poland, China and in the U.S., availability of energy is generally reliable, although prices can fluctuate significantly based on variations in demand. In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient electricity in the future, or that costs will remain stable.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $4.3 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$1,074.4	$1,022.8	$1,041.3
Cost of products sold	766.1	732.8	762.8
Gross profit	308.3	290.0	278.5

Selling expense	36.9	33.7	35.7
Research expense	13.8	13.5	15.2
General expense	116.9	105.1	90.9
Total nonmanufacturing expenses	167.6	152.3	141.8

Restructuring and impairment expense	11.9	3.7	1.7
Operating profit	128.8	134.0	135.0
Interest expense	30.5	36.1	28.2
Other (expense) income, net	(1.0)	(1.0)	10.0
Income from continuing operations before income taxes and income from equity affiliates	97.3	96.9	116.8

Provision for income taxes	18.4	15.2	10.7
Income (Loss) from equity affiliates, net of income taxes	4.9	4.1	(11.3)
Income from continuing operations	83.8	85.8	94.8
Loss from discontinued operations	—	—	(0.3)
Net income	$83.8	$85.8	$94.5

Net income (loss) per share - basic:
Income per share from continuing operations	$2.68	$2.78	$3.08
Loss per share from discontinued operations	—	—	(0.01)
Net income per share – basic	$2.68	$2.78	$3.07

Net income (loss) per share – diluted:
Income per share from continuing operations	$2.66	$2.76	$3.07
Loss per share from discontinued operations	—	—	(0.01)
Net income per share – diluted	$2.66	$2.76	$3.06

Weighted average shares outstanding:

Basic	30,832,700	30,652,200	30,551,300

Diluted	31,104,200	30,838,300	30,692,900
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$83.8	$85.8	$94.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16.6	1.8	(28.6)
Less: Reclassification adjustment for realized translation adjustments	(0.1)	(0.9)	(0.8)

Unrealized (loss) gain on derivative instruments	(11.6)	1.6	2.4
Less: Reclassification adjustment for loss (gain) on derivative instruments included in net income	2.0	(4.5)	(3.7)

Net (loss) gain from postretirement benefit plans	(0.1)	0.6	(3.3)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	3.9	3.3	3.8
Other comprehensive income (loss)	10.7	1.9	(30.2)
Comprehensive income	$94.5	$87.7	$64.3
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$54.7	$103.0
Accounts receivable, net	148.5	143.2
Inventories	179.7	161.4
Income taxes receivable	6.2	12.5
Other current assets	7.3	7.4
Total current assets	396.4	427.5

Property, plant and equipment, net	339.0	330.3
Deferred income tax benefits	2.6	3.7
Investment in equity affiliates	59.3	52.4
Goodwill	403.7	337.4
Intangible assets	314.7	251.2
Other assets	69.2	69.2
Total assets	$1,584.9	$1,471.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$2.8	$1.9
Accounts payable	60.5	66.4
Income taxes payable	2.7	2.8
Accrued expenses	100.9	86.5
Total current liabilities	166.9	157.6

Long-term debt	590.5	540.8
Long-term income tax payable	17.7	21.4
Pension and other postretirement benefits	36.5	31.6
Deferred income tax liabilities	45.1	48.2
Other liabilities	78.6	74.4
Total liabilities	935.3	874.0
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 31,324,745 and 30,896,661 shares issued and outstanding at December 31, 2020 and 2019, respectively	3.1	3.1
Additional paid-in-capital	92.2	78.8
Retained earnings	666.2	638.4
Accumulated other comprehensive loss	(111.9)	(122.6)
Total stockholders' equity	649.6	597.7
Total liabilities and stockholders' equity	$1,584.9	1,471.7
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2017	30,711,299	$3.1	$66.3	$566.7	$(89.4)	$546.7
Cumulative effects of change in accounting standards	—	—	—	3.2	(4.9)	(1.7)
Net income	—	—	—	94.5	—	94.5
Other comprehensive loss, net of tax	—	—	—	—	(30.2)	(30.2)
Dividends declared ($1.73 per share)	—	—	—	(53.2)	—	(53.2)
Restricted stock issuances, net	130,617	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.6	—	—	4.6
Stock issued to directors as compensation	4,723	—	0.2	—	—	0.2
Purchases and cancellation of common stock	(75,395)	—	—	(3.0)	—	(3.0)
Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of change in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	85.8	—	85.8
Other comprehensive income, net of tax	—	—	—	—	1.9	1.9
Dividends declared ($1.76 per share)	—	—	—	(54.4)	—	(54.4)
Restricted stock issuances, net	147,113	—	—	—	—	—
Stock-based employee compensation expense	—	—	7.6	—	—	7.6
Stock issued to directors as compensation	3,601	—	0.1	—	—	0.1
Purchases and cancellation of common stock	(25,297)	—	—	(0.9)	—	(0.9)
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	83.8	—	83.8
Other comprehensive income, net of tax	—	—	—	—	10.7	10.7
Dividends declared ($1.76 per share)	—	—	—	(55.0)	—	(55.0)
Restricted stock issuances, net	302,705	—	—	—	—	—
Stock-based employee compensation expense	—	—	8.6	—	—	8.6
Modification to director stock-based compensation	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	3,689	—	0.8	—	—	0.8
Deferred compensation directors stock trust	149,469	—	—	—	—	—
Purchases and cancellation of common stock	(27,779)	—	—	(1.0)	—	(1.0)
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
Operations
Net income	$83.8	$85.8	$94.5
Less: Loss from discontinued operations	—	—	(0.3)
Income from continuing operations	83.8	85.8	94.8
Non-cash items included in net income:
Depreciation and amortization	72.2	57.7	61.6
Impairments	—	1.1	0.2
Deferred income tax (benefit) provision	(5.2)	(3.4)	7.5
Pension and other postretirement benefits	3.7	2.6	2.8
Stock-based compensation	8.8	7.7	4.8
(Income) loss from equity affiliates	(4.9)	(4.1)	11.3
Brazil tax assessment accruals, net	—	10.9	—
Long-term income tax payable	(0.5)	(0.6)	(12.0)
Change in fair value of contingent consideration	—	—	(10.2)
Cash dividends received from equity affiliates	2.7	2.6	2.0
Other items	6.7	1.8	0.4
Changes in operating working capital:
Accounts receivable	(5.3)	10.8	(18.3)
Inventories	(3.5)	(11.2)	(4.9)
Prepaid expenses	0.6	(0.2)	(0.1)
Accounts payable	(12.7)	(2.1)	8.0
Accrued expenses	7.4	3.9	(1.0)
Accrued income taxes	7.8	(3.0)	(8.0)
Net changes in operating working capital	(5.7)	(1.8)	(24.3)
Net cash provided by operating activities of:
- Continuing operations	161.6	160.3	138.9
- Discontinued operations	—	—	0.2
Cash provided by operations	161.6	160.3	139.1
Investing
Capital spending	(30.1)	(28.6)	(27.0)
Capitalized software costs	(3.2)	(5.5)	(2.7)
Acquisitions, net of cash acquired	(169.3)	—	—
Proceeds from sale of assets	0.5	14.7	—
Other investing	(1.0)	4.6	2.2
Cash used for investing	(203.1)	(14.8)	(27.5)
Financing
Cash dividends paid to SWM stockholders	(55.0)	(54.4)	(53.2)
Changes in short-term debt, net	—	(0.1)	(1.3)
Proceeds from issuances of long-term debt	212.7	19.1	634.2
Payments on long-term debt	(165.3)	(99.5)	(694.0)
Payments for debt issuance costs	—	—	(3.6)
Purchases of common stock	(1.0)	(0.9)	(3.0)
Cash used in financing	(8.6)	(135.8)	(120.9)
Effect of exchange rate changes on cash and cash equivalents	1.8	(0.5)	(3.8)
(Decrease) increase in cash and cash equivalents	(48.3)	9.2	(13.1)
Cash and cash equivalents at beginning of period	103.0	93.8	106.9
Cash and cash equivalents at end of period	$54.7	$103.0	$93.8
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

The Advanced Materials & Structures segment, or AMS, produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. These products are used in a variety of specialty applications across the filtration, transportation, construction and infrastructure, medical, and industrial end-markets. The acquisition of Tekra, a converter of high-performance films and substrates added coating and converting capabilities, increased the Company’s medical business, and provided further penetration into transportation and industrial end-markets.

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

As used in this 2020 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $7.5 million, $6.8 million and $5.9 million of royalty income during 2020, 2019 and 2018 respectively, which is included in net sales in the Consolidated Statements of Income.

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods presented. The balance sheets of these entities are translated at period-end exchange rates, and the

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
differences from historical exchange rates are reflected in a separate component of accumulated other comprehensive loss as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts, included in Other (expense) income, net, were losses of $0.9 million, $1.4 million and $1.5 million in 2020, 2019 and 2018, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals. As of December 31, 2020 and 2019, included in Cash and cash equivalents on the Consolidated Balance Sheets is $0.6 million in contractually restricted cash.

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $1.1 million in 2020. There were no acquisition costs incurred in 2019 and 2018.

Impairment of Long-Lived Assets, Goodwill and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). Goodwill is not impaired if we determine that it is not more likely than not

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that the fair value of a reporting unit is less than its carrying amount. Otherwise, we would proceed to the goodwill impairment test.

Alternatively, we may also bypass the Step 0 Test and proceed directly to the goodwill impairment test, where the fair value of the reporting unit is compared to the carrying value. The difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill. See Note 10. Goodwill for further discussion of the Company's annual impairment test results. During the annual testing performed as of October 1, 2020, the estimated fair value of each of the Company's reporting units was in excess of its respective carrying value.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $2.1 million, $1.9 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Accumulated amortization of capitalized software costs was $40.5 million and $36.9 million at December 31, 2020 and 2019, respectively. See Note 12. Other Assets for additional information.

Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços, or ICMS, in Brazil. Business tax credits are generated when value-added

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taxes, or VAT, are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. See Note 12. Other Assets for additional information.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We operate and are subject to income taxes in the U.S. and numerous foreign jurisdictions. The complexity of our global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and consolidated income tax expense.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	December 31,
	2020	2019
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $11.6 million and $12.8 million at December 31, 2020 and 2019, respectively	$(20.5)	$(24.3)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.8 million and $1.6 million at December 31, 2020 and 2019, respectively	(13.1)	(3.5)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $10.1 million and $5.0 million at December 31, 2020 and 2019, respectively	(78.3)	(94.8)
Accumulated other comprehensive loss	$(111.9)	$(122.6)

Changes in the components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	For the Years Ended December 31,
	2020			2019			2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$5.0	$(1.2)	$3.8	$2.5	$1.4	$3.9	$(0.9)	$(2.4)	$(3.3)
Derivative instrument adjustments	(10.8)	1.2	(9.6)	(2.9)	—	(2.9)	(2.4)	1.4	(1.0)
Unrealized foreign currency translation adjustments	11.5	5.0	16.5	(2.5)	3.4	0.9	(28.0)	(2.8)	(30.8)
Total	$5.7	$5.0	$10.7	$(2.9)	$4.8	$1.9	$(31.3)	$(3.8)	$(35.1)

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of shares related to continued service requirements as they occur. A summary of outstanding restricted stock awards as of December 31, 2020 and 2019 is included in Note 19. Stockholders' Equity.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update requires that an entity measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects a current estimate of credit losses expected to be incurred. The Company adopted this guidance as of January 1, 2020 on a prospective basis, there was no material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendment eliminates the second step of the analysis that required the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. The provisions of the standard were adopted effective as of January 1, 2020, there was no material impact on the consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019. The Company adopted the provisions of this guidance prospectively as of January 1, 2020, there was no material impact on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new standard simplifies income tax accounting requirements by removing certain exceptions to the general principles in Topic 740, Income Taxes. The provisions of this ASU are effective for years beginning after December 15, 2020 with early adoption permitted. The Company has evaluated the impact of the pronouncement and the adoption of this guidance does not have a material impact on the consolidated financial statements.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Following is the Company’s net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from net sales.

	For the Years Ended December 31,
	2020			2019			2018
	AMS	EP	Total	AMS	EP	Total	AMS	EP	Total
Product revenues	$522.4	$473.8	$996.2	$462.8	$484.2	$947.0	$455.5	$500.1	$955.6
Materials conversion revenues	14.1	52.2	66.3	8.9	56.4	65.3	8.4	68.2	76.6
Other revenues	7.0	4.9	11.9	5.5	5.0	10.5	4.0	5.1	9.1
Total revenues (1)	$543.5	$530.9	$1,074.4	$477.2	$545.6	$1,022.8	$467.9	$573.4	$1,041.3
     (1) Revenues include net hedging gains and losses for the years ended December 31, 2020, 2019 and 2018.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	For the Years Ended December 31,
	2020			2019			2018
	AMS	EP	Total	AMS	EP	Total	AMS	EP	Total
United States	$376.7	$161.9	$538.6	$331.3	$182.8	$514.1	$320.1	$193.3	$513.4
Europe and the former Commonwealth of Independent States	47.5	182.2	229.7	45.8	172.6	218.4	46.2	214.6	260.8
Asia/Pacific (including China)	94.6	110.7	205.3	77.6	95.0	172.6	76.6	82.8	159.4
Latin America	9.3	43.6	52.9	7.6	45.6	53.2	10.0	43.5	53.5
Other foreign countries	15.4	32.5	47.9	14.9	49.6	64.5	15.0	39.2	54.2
Total revenues (1)	$543.5	$530.9	$1,074.4	$477.2	$545.6	$1,022.8	$467.9	$573.4	$1,041.3
    (1) Revenues include net hedging gains and losses for the years ended December 31, 2020, 2019 and 2018.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Components of right-of-use assets and lease liabilities presented in the balance sheet are as follows ($ in million):

Assets	Classification	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$19.8	$20.9
Finance lease right-of-use assets	Property, plant and equipment, net	3.0	2.9
Total right of use assets		$22.8	$23.8

Liabilities	Classification	December 31, 2020	December 31, 2019
Current operating lease obligation	Accrued expenses	$5.2	$4.9
Long-term operating lease obligation	Other liabilities	15.6	17.2
Total operating lease obligation		$20.8	$22.1

Current finance lease obligation	Current debt	$0.5	$0.4
Long-term finance lease obligation	Long-term debt	3.0	2.8
Total finance lease obligation		$3.5	$3.2

	December 31, 2020			December 31, 2019
Assets	Finance	Operating	Total	Finance	Operating	Total
Land and improvements	$—	$0.1	$0.1	$—	$0.1	$0.1
Buildings and improvements	3.1	25.9	29.0	2.9	21.8	24.7
Machinery and equipment	1.1	4.3	5.4	0.7	4.5	5.2
Gross property, plant and equipment	4.2	30.3	34.5	3.6	26.4	30.0
Less: Accumulated depreciation	(1.2)	(10.5)	(11.7)	(0.7)	(5.5)	(6.2)
Right-of-use assets	$3.0	$19.8	$22.8	$2.9	$20.9	$23.8

Components of lease expense incurred by the Company are as follow ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost	Year Ended December 31, 2020	Year ended December 31, 2019
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$0.2	0.2
Amortization of right-of-use assets	0.5	0.4
Operating lease cost	6.8	6.2
Short-term lease expense	0.4	0.3
Variable lease expense	—	—
Sublease income	—	—
Total Lease Cost	$7.9	$7.1

The following table represents future contractual lease liabilities for the next five years and thereafter for finance and operating leases ($ in millions):

Maturity of Lease Liabilities	Finance	Operating	Total
2021	$0.7	6.3	$7.0
2022	0.7	5.1	5.8
2023	0.6	3.5	4.1
2024	0.5	2.9	3.4
2025	0.6	1.8	2.4
Thereafter	1.0	5.4	6.4
Total Lease Payments	$4.1	$25.0	$29.1
Less: Interest	0.6	4.2	4.8
Present Value of Lease Liabilities	$3.5	$20.8	$24.3

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.8	6.7
Finance leases	6.3	7.3
Weighted-average discount rate
Operating leases	6.19%	6.49%
Finance leases	5.26%	5.27%

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information (millions)	Year Ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6.9	6.3
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	0.5	0.2
Leased assets obtained in exchange for new finance lease liabilities	0.4	0.6
Leased assets obtained in exchange for new operating lease liabilities	3.9	3.3

Note 5. Business Acquisitions

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

The consideration paid for Tekra and the final fair values of the assets acquired, and liabilities assumed as of the March 13, 2020 acquisition date were as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value as of March 13, 2020
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

Acquired intangible assets include customer relationships, tradenames and unpatented developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table shows the final fair values assigned to identifiable intangible assets ($ in millions):

	Fair Value as of March 13, 2020	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$63.0	15
Tradenames and other	10.8	15
Developed technology	8.0	10
Total amortizable intangible assets	$81.8

The excess of the acquisition consideration over the fair values of the acquired assets and assumed liabilities is assigned to goodwill, of the AMS segment, and is primarily attributable to expected revenue synergies and expected to be deductible for tax purposes.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2020, the Company recognized $1.1 million in direct and indirect acquisition-related costs for the Tekra acquisition, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income.

The amounts of Net sales and Income from continuing operations of Tekra included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

	Three Months Ended December 31, 2020	March 13, 2020 - December 31, 2020
Net Sales	$23.7	$77.3
Income from Continuing Operations	$1.8	$1.9
Unaudited pro forma net sales for the twelve months ended December 31, 2020 and 2019 were $1.1 billion and $1.1 billion, respectively. Preparation of pro forma income from continuing operations for the periods presented is impractical given recent changes to the ownership structure of the acquired entities prior to the transaction.

Note 6. Accounts Receivable

Accounts receivable, net are summarized as follows ($ in millions):

	December 31,
	2020	2019
Trade receivables	$130.9	$114.6
Business tax credits, including VAT	4.0	5.2
Hedge contracts receivable	0.3	4.9
Other receivables	14.4	20.0
Less allowance for doubtful accounts and sales discounts	(1.1)	(1.5)
Total accounts receivable, net	$148.5	$143.2

Note 7. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or market. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shut downs are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. During the year 2020, 2019 and 2018, there were no material inventory write-offs. The following schedule details inventories by major class ($ in millions):

	December 31,
	2020	2019
Raw materials	$65.3	$61.1
Work in process	23.2	20.7
Finished goods	83.5	65.3
Supplies and other	7.7	14.3
Inventories	$179.7	$161.4

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2020	2019
Land and improvements	$13.6	$14.8
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	144.0	142.3
Machinery and equipment (5 to 20 years)	524.4	622.6
Construction in progress	23.1	24.0
Gross property, plant and equipment	705.1	803.7
Less: Accumulated depreciation	366.1	473.4
Property, plant and equipment, net	$339.0	$330.3

Depreciation expense was $42.2 million, $35.8 million and $38.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 9. Joint Ventures

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and the Company’s subsidiary, Schweitzer-Mauduit International China, Limited, or SM-China, each own 50% of each of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD, or CTS, produces reconstituted tobacco leaf products. The joint ventures pay to each the Company and CNTC sales-based royalties and management fees, of which SWM recognized $2.0 million, $2.1 million and $2.2 million in 2020, 2019 and 2018, respectively, in Other (expense) income, net in the consolidated statements of income.

The Company uses the equity method to account for its ownership interest in both joint ventures. At December 31, 2020 and 2019, the Company’s equity investment in joint ventures was $59.3 million and $52.4 million, respectively. The Company’s share of the net income (loss) was included in Income (loss) from equity affiliates, net of income taxes within the consolidated statements of income. We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other than temporary decline in value.  When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, internally developed analysis and analysis of external data. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the consolidated financial statements as an impairment.

Below is summarized and combined balance sheet information of the China joint ventures as of December 31, 2020 and 2019 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
Current assets	$110.0	$99.4
Noncurrent assets	166.6	168.0
Current liabilities	67.6	43.1
Long-term liabilities	60.2	88.4
Stockholder's equity	148.8	135.9

Below is summarized and combined statement of operations information of the China joint ventures for the years ended December 31, 2020, 2019 and 2018 ($ in millions):

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$101.3	$103.5	$109.7
Gross profit	33.0	32.2	33.4
Net income	9.7	8.3	7.4

Note 10. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2020, 2019 and 2018 resulted in no impairment. Each of the Company's two reportable segments, AMS and EP, have goodwill. There are no accumulated impairment losses in the AMS segment as of December 31, 2020. The EP segment has recorded $2.7 million in accumulated impairment losses in previous years.

The changes in the carrying amount of goodwill for each reportable segment were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2018	$333.1	$5.0	$338.1
Foreign currency translation adjustments	(0.6)	(0.1)	(0.7)
Goodwill as of December 31, 2019	$332.5	$4.9	$337.4
Goodwill acquired during the period	61.2	—	61.2
Foreign currency translation adjustments	4.7	0.4	5.1
Goodwill as of December 31, 2020	$398.4	$5.3	$403.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following ($ in millions):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$339.8	$88.5	$—	$(2.9)	$254.2
Developed technology	42.1	14.1	—	(0.2)	28.2
Trade names	32.7	1.4	20.7	0.3	10.3
Non-compete agreements	2.9	2.4	—	—	0.5
Patents	1.5	0.5	—	—	1.0
Total	$419.0	$106.9	$20.7	$(2.8)	$294.2

Unamortized Intangible Assets
Trade names	$20.0	$—	$0.1	$(0.6)	$20.5

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$276.3	$67.7	$—	$1.8	$206.8
Developed technology	34.0	10.9	—	0.4	22.7
Trade names	21.8	0.8	20.7	0.3	—
Non-compete agreements	2.9	2.2	—	—	0.7
Patents	1.5	0.4	—	—	1.1
Total	$336.5	$82.0	$20.7	$2.5	$231.3

Unamortized Intangible Assets
Trade names	$20.0	$—	$0.1	$—	$19.9

Amortization expense of intangible assets was $24.6 million, $20.3 million and $20.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method.

The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ending December 31,	Estimated Amortization Expense
2021	$25.6
2022	25.5
2023	25.2
2024	24.9
2025	24.6

Note 12. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2020	2019
Capitalized software costs, net of accumulated amortization	$12.9	$11.9
Grantor trust assets	18.0	14.7
Net pension assets	9.3	5.9
Long-term supplies inventory	6.6	6.9
Operating lease assets	19.8	20.9
Other assets	2.6	8.9
Total	$69.2	$69.2

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

Note 13. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $11.9 million, $3.7 million and $1.7 million in the years ended December 31, 2020, 2019 and 2018, respectively.

In the AMS segment, the Company incurred $0.5 million, $1.1 million and $1.5 million in restructuring and impairment expenses during the years ended December 31, 2020, 2019 and 2018, respectively. Restructuring and impairment expense for the year ended December 31, 2020 related to severance accruals as a result of department realignments. Restructuring and impairment expense for the year ended December 31, 2019 consisted of $1.1 million in impairment charges at our U.S. and Chinese manufacturing facilities. Restructuring and impairment expense for the year ended December 31, 2018 consisted of $1.1 million in severance accruals for employees at our U.S. manufacturing operations, as well as $0.4 million in impairment charges at our U.S. manufacturing facilities.

In the EP segment, restructuring and impairment expenses were $11.3 million, $2.6 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

During the third quarter of 2020, we announced plans to shut down the Spotswood, New Jersey facility and shift the production of paper made there to other SWM facilities. This decision was part of our ongoing manufacturing

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
optimization efforts and involved the co-development of a new paper production technology with one of the Company’s key customers. Production of paper at this facility ceased during December of 2020.

As a result of this decision, $6.7 million of restructuring and impairment expense was recognized in the year ended December 31, 2020 related to severance and other accruals. In the year ended December 31, 2020, we also recorded $4.9 million of other restructuring related charges in Cost of products sold, of which, $2.0 million was to write-down the value of certain spare parts and consignment inventories to estimated net realizable value and $2.9 million resulted from the acceleration of depreciation and amortization for machinery and equipment due to the change in the estimated lives of these assets driven by the decision to shut down the facility.

In addition to restructuring costs relating to the Spotswood facility, the EP segment recognized $4.6 million in restructuring and impairment expense in the year ended December 31, 2020, related to severance accruals for employees at our manufacturing facilities in Brazil, France, Poland and the U.S. During 2019, restructuring and impairment expenses in the EP segment consisted of $2.6 million in severance accruals for employees at our manufacturing facilities in France. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment. The cost optimization initiative project started in 2019 and is expected to be completed in 2022. The EP segment has recognized $6.9 million of restructuring charges cumulatively through December 31, 2020 related to this project.

In 2018, restructuring and impairment expenses in the EP segment consisted of $0.2 million in severance accruals for employees at our manufacturing facilities in France.

The Company expects to recognize approximately $2.2 million in restructuring related costs for retention based severance and other costs associated with closing the Spotswood, New Jersey facility during 2021. In addition, the Company expects to record an immaterial amount of restructuring expense in the EP segment in 2021 primarily for severance related to the cost optimization initiatives.

The following table summarizes total restructuring and related charges:

	For the Years Ended December 31,
	2020	2019	2018
Restructuring and impairment expense:
Severance	11.6	2.6	1.3
Other	0.3	1.1	0.4
Total restructuring and impairment expense	$11.9	$3.7	$1.7

Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	2.9	—	—
Spare parts and consignment inventory write-down to estimated net realizable value	2.0	—	—
Total other restructuring related charges - Cost of products sold	$4.9	$—	—

Total restructuring costs and related charges	$16.8	$3.7	$1.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring liabilities were classified within Accrued expenses and Other Liabilities in each of the Consolidated Balance Sheets as of December 31, 2020 and 2019. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2020	2019
Balance at beginning of year	$0.5	$1.4
Accruals for announced programs	11.9	3.7
Cash payments	(5.2)	(4.2)
Other	—	(0.4)
Exchange rate impacts	0.2	—
Balance at end of period	$7.4	$0.5

Note 14. Debt

Total debt, net of debt issuance costs, is summarized in the following table ($ in millions):

	December 31, 2020	December 31, 2019
Revolving credit agreement - U.S. dollar borrowings	$50.0	$—
Term loan facility	195.5	197.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $6.1 million and $6.9 million as of December 31, 2020 and 2019, respectively	343.9	343.1
French employee profit sharing	5.0	4.8
Finance lease obligations	3.5	3.2
Other	—	—
Debt issuance costs	(4.6)	(5.9)
Total debt	593.3	542.7
Less: Current debt	(2.8)	(1.9)
Long-term debt	$590.5	$540.8

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

Under the terms of the Credit Agreement, the Company will be required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50 and an interest coverage ratio, also as defined in the Credit Agreement, of not less than 3.00. In addition, borrowings and loans made under the Credit

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Agreement are secured by substantially all of the personal property of the Company and its domestic subsidiaries, while the obligations of the Luxembourg-based holding subsidiaries were secured by a pledge of certain of the equity interests held in their operating subsidiaries. The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2020.

As of December 31, 2020, the average interest rate was 1.94% on outstanding Revolving Credit Facility borrowings and 2.19% on outstanding Term Loan Facility borrowings.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2020.

The effective interest rate on the 6.875% senior unsecured notes due 2026, taking into account all underwriter and original issue discounts, was 7.248%. The weighted average effective interest rate on our debt facilities was approximately 4.02% and 4.42% for the years ended December 31, 2020 and 2019, respectively.
French Employee Profit Sharing

At both December 31, 2020 and 2019, long-term debt other than the Amended Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 0.20% and 0.62% at December 31, 2020 and 2019, respectively, and are generally payable in the fifth year subsequent to the year in which the profit sharing is accrued.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank Overdrafts

The Company also had bank overdraft facilities of $6.7 million and $6.1 million, at December 31, 2020 and 2019, respectively, of which none was outstanding at either December 31, 2020 or 2019. Interest is incurred on outstanding amounts at market rates, which were 0.26% and 0.26%, respectively, at December 31, 2020 and 2019. No commitment fees are paid on the unused portion of these facilities.

Rate Swap Agreements

From time to time, the Company enters into interest rate swap transactions to manage the Company's interest rate risk and cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. See Note 15. Derivatives for additional information.

Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2020 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of December 31, 2020 ($ in millions):

2021	$4.1
2022	4.1
2023	53.5
2024	2.6
2025	188.8
Thereafter	344.8
Total *	$597.9

Fair Value of Debt

At December 31, 2020 and 2019, the fair market value of the Company's 6.875% senior unsecured notes was $371.0 million and $378.3 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2020 and 2019 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

Debt Issuance Costs

In conjunction with the Indenture and Credit Agreement, the Company capitalized approximately $3.6 million in deferred debt issuance costs during the year ended December 31, 2018 which will be amortized over the term of the related debt instruments. Additionally, the Company wrote-off $0.5 million in deferred debt issuance costs related to the prior debt facilities. As of December 31, 2020, and 2019, the Company's total deferred debt issuance costs, net of accumulated amortization, were $4.6 million and $5.9 million, respectively.

Amortization expense of $1.3 million and $1.2 million was recorded during the years ended December 31, 2020 and 2019, respectively, and has been included as a component of Interest expense in the accompanying Consolidated Statements of Income. Following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2020 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021	$1.3
2022	1.3
2023	1.1
2024	0.4
2025	0.4
Thereafter	0.1
Total	$4.6

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

The Company also uses cross currency swap contracts to selectively hedge its exposure to foreign currency related changes in its net investments in certain foreign operations. We designate these cross currency swap contracts as net investment hedges. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income and reclassified into earnings when the foreign investment is sold or substantially liquidated.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2020 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$0.9	Accrued expenses	$11.0
Foreign exchange contracts	Other assets	—	Other liabilities	12.3
Interest rate contracts	Accounts receivable	0.3	Accrued expenses	—
Interest rate contracts	Other assets	—	Other liabilities	7.8
Total derivatives designated as hedges		$1.2		$31.1

Derivatives Not Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$—	Accounts payable	$—
Total derivatives not designated as hedges		—		—
Total derivatives		$1.2		$31.1

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

The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of Loss (Gain) Reclassified from AOCI	Loss (Gain) Reclassified from AOCI, Net of Tax
	2020	2019	2018		2020	2019	2018
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(5.3)	$(0.7)	$(1.7)	Net sales	$(3.4)	$(1.2)	$0.8
Foreign exchange contracts	1.4	(2.3)	0.1	Other income, net	1.4	(1.9)	0.1
Interest rate contracts	(7.7)	4.6	4.0	Interest expense	—	7.6	2.8
Derivatives designated as investment hedge
Foreign exchange contracts	(14.2)	—	—	Other income (expense), net	—	—	—
Total	$(25.8)	$1.6	$2.4		$(2.0)	$4.5	$3.7

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2020, 2019 or 2018, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the year ended December 31, 2020, 2019 and 2018, respectively, $6.5 million, $1.1 million and $1.9 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2020	2019	2018
Foreign exchange contracts	$0.1	$1.1	$(2.5)
Total	$0.1	$1.1	$(2.5)

Note 16. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2020	2019
Accrued salaries, wages and employee benefits	$48.7	$46.1
Other accrued expenses	52.2	40.4
Total	$100.9	$86.5

Note 17. Income Taxes

For financial reporting purposes, income before income taxes includes the following components ($ in millions):

	For the Years Ended December 31,
	2020	2019	2018
United States	$29.1	$60.0	$55.8
Foreign	68.2	36.9	61.0
Total	$97.3	$96.9	$116.8

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2020	2019	2018
Current income taxes:
U.S. federal	$7.3	$8.1	$(9.2)
U.S. state	1.5	0.8	0.8
Foreign	14.8	9.7	11.6
	23.6	18.6	3.2
Deferred income taxes:
U.S. federal	(5.3)	2.3	3.6
U.S. state	1.0	(1.9)	1.4
Foreign	(0.9)	(3.8)	2.5
	(5.2)	(3.4)	7.5
Total	$18.4	$15.2	$10.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$20.4	21.0%	$20.3	21.0%	$24.5	21.0%
Foreign income tax rate differential	2.7	2.7	0.6	0.5	2.5	2.2
Income from passthrough entities	2.3	2.3	1.7	1.6	0.7	0.6
Global intangible low tax inclusion	4.8	4.8	(0.1)	(0.1)	7.0	6.0
Foreign derived intangible income	(0.3)	(0.3)	(0.2)	(0.2)	(4.2)	(3.6)
State income tax, net of federal benefit	1.8	1.8	(0.2)	(0.2)	1.7	1.5
Adjustments to valuation allowances	(3.9)	(3.9)	(3.7)	(3.8)	(2.5)	(2.1)
Transition tax	—	—	(0.7)	(0.6)	(11.6)	(10.0)
Other tax credits	(0.8)	(0.8)	(2.0)	(2.1)	(2.6)	(2.3)
Foreign tax credits	(9.9)	(10.0)	(3.5)	(3.6)	(5.1)	(4.4)
Other foreign operational taxes	3.5	3.5	2.9	3.0	3.1	2.7
Remeasurement of deferred taxes due to tax law	0.4	0.4	0.9	1.0	(1.8)	(1.5)
Non-deductible compensation	0.4	0.4	1.1	1.1	0.4	0.3
Other, net	(3.0)	(3.0)	(1.9)	(1.9)	(1.4)	(1.2)
Provision for income taxes	$18.4	18.9%	$15.2	15.7%	$10.7	9.2%

On December 22, 2017, the Tax Act was enacted into law effective January 1, 2018. The new legislation contains several key tax provisions that affected the Company, which include but are not limited to a one-time deemed repatriation tax on post-1986 accumulated earnings and profits of the undistributed earnings of foreign subsidiaries (“transition tax”), a reduction of the federal corporate income tax rate from 35% to 21%, and other U.S. reform items. In 2018, the Company decreased its provisional estimates of transition tax, related currency implications, state taxes and deferred tax rate change effect of the new law by $13.9 million. The reduction from the provisional 2017 amounts was primarily due to further analysis of transition tax on accumulated earnings and foreign taxes paid. As of December 31, 2018, the Company completed its accounting for the tax effects of the Tax Act.

A provision for income taxes of $18.4 million and $15.2 million in the years ended December 31, 2020 and 2019, respectively, resulted in an effective tax rate of 18.9% as compared with 15.7% in 2019. The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions and a $4.2 million year over year reduction due to the one-time Brazil ICMS litigation accrual in 2019.

Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that is generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. As a result of the Company’s treasury policy to simplify and expediate the intercompany cash flows to SWM US, as evidenced by the implementation of the Cash Pool, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company has decided to no longer assert indefinite reinvestment with respect to earnings generated by foreign subsidiaries prior to January 1, 2018. Therefore, the Company does not intend to assert indefinite reinvestment of its foreign subsidiaries to the extent of each CFC’s earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result,

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously-taxed earnings and profits, and U.S. state taxes on unremitted earnings.

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

	December 31,
	2020	2019
Deferred Tax Assets
Receivable allowances	$0.5	$0.4
Postretirement and other employee benefits	21.0	19.0
Derivatives	2.5	0.1
Net operating loss and tax credit carryforwards	104.4	93.7
Capital loss carryforward	12.1	6.9
Accruals and other liabilities	0.7	—
Intangibles	37.6	45.7
Other	4.4	3.9
	183.2	169.7
Less: Valuation allowance	(166.6)	(157.4)
Net deferred income tax assets	$16.6	$12.3

Deferred Tax Liabilities
Net property, plant and equipment	$(55.7)	$(52.6)
Accruals and other liabilities	—	(0.6)
Investment in subsidiaries	(3.2)	(3.5)
Other	(0.3)	(0.1)
Net deferred income tax liabilities	$(59.2)	$(56.8)

Total net deferred income tax liabilities	$(42.6)	$(44.5)

As of December 31, 2020, the Company had approximately $99.5 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions which will expire on various dates as follows:

2020
2021-2024	$0.1
2025-2037	19.6
Indefinite	79.8
$99.5

In addition, the Company has $2.9 million and $1.8 million of foreign and state tax credits that will expire between 2029 – 2030 and 2021 – 2036, respectively.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards for certain entities. The valuation allowance on deferred tax assets as of December 31, 2020, in Luxembourg, Spain and the Philippines total $151.8 million, $9.1 million and $0.4 million respectively, fully reserving the net deferred tax asset balances in these locations. In addition, there is a valuation allowance on ICMS tax credits of $4.1 million in Brazil and certain state tax credits of $1.2 million.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

	December 31,
	2020	2019	2018
Uncertain tax position balance at beginning of year	$1.7	$1.1	$1.0
Increases related to current year tax positions	0.3	0.6	0.6
Decreases related to prior year tax positions	—	—	(0.2)
Decreases related to expiration of statute of limitations	—	—	(0.3)
Uncertain tax position balance at end of year	$2.0	$1.7	$1.1

The liability for unrecognized tax benefits included $2.0 million as of December 31, 2020 that if recognized would impact the Company's effective tax rate. We do not anticipate a decrease in unrecognized tax benefits by the end of 2021 as a result of a lapse of the statute of limitations and other regulatory filings. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income. There were no material income tax penalties or interest accrued during the years ended December 31, 2020, 2019 and 2018.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company finalized Belgium and France audits for tax years 2017 – 2018 and 2016 - 2017, respectively during 2020. All expected impacts have been recorded in 2020 or earlier. We are no longer subject to U.S. federal examinations by the IRS for tax years before 2016. The following tax years remain subject to examination by the respective major tax jurisdictions:

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jurisdiction	Fiscal Years
Belgium	2019-2020
Brazil	2015-2020
Canada	2016-2020
China	2018-2020
France	2018-2020
Germany	2016-2020
Hong Kong	2014-2020
Luxembourg	2015-2020
Philippines	2017-2020
Poland	2015-2020
Spain	2016-2020
United Kingdom	2018-2020
United States
Federal	2016-2020
State	2014-2020

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

The U.S. operations also have unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover certain of its retirees through age 65. Some employees who retained benefits under the terms of the Company's plans prior to certain past amendments receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the Company's share of costs for current and future retirees. The U.S. operations' retiree life insurance plans are noncontributory. The Company's Canadian postretirement benefits liability and U.S. OPEB liability are immaterial and therefore not included in these disclosures.

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

U.S. and French Pension Disclosures

The U.S. and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2020 for the Company and all of its consolidated subsidiaries.

The Company uses a measurement date of December 31 for its pension plans in the United States and France. The funded status of these plans as of December 31, 2020 and 2019 was as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	United States		France
	2020	2019	2020	2019
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$119.9	$112.3	$31.9	$29.5
Service cost	—	—	1.3	1.0
Interest cost	3.7	4.6	0.2	0.4
Actuarial loss	9.7	11.1	0.6	3.2
Participant contributions	—	—	0.5	0.7
Gross benefits paid	(8.2)	(8.1)	(1.7)	(2.3)
Currency translation effect	—	—	3.0	(0.6)
PBO at end of year	$125.1	$119.9	$35.8	$31.9
Change in Plan Assets:
Fair value of plan assets at beginning of year	$125.8	$113.1	$1.1	$2.1
Actual return on plan assets	16.8	20.8	—	0.2
Employer contributions	—	—	1.2	1.1
Participant contributions	—	—	—	—
Gross benefits paid	(8.2)	(8.1)	(1.6)	(2.3)
Currency translation effect	—	—	0.1	—
Fair value of plan assets at end of year	$134.4	$125.8	$0.8	$1.1
Funded status at end of year	$9.3	$5.9	$(35.0)	$(30.8)

The PBO, ABO and fair value of pension plan assets for the Company's U.S. and French defined benefit pension plans as of December 31, 2020 and 2019 as follows ($ in millions):

	United States		France
	2020	2019	2020	2019
PBO	$125.1	$119.9	$35.8	$31.9
ABO	125.1	119.9	35.8	31.9
Fair value of plan assets	134.4	125.8	0.8	1.1

As of December 31, 2020, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S. and French pension plans are as follows ($ in millions):

	Pension Benefits
	United States	France
Accumulated loss	$17.8	$16.0
Prior service credit	—	(2.6)
Accumulated other comprehensive loss	$17.8	$13.4

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts in accumulated other comprehensive loss at December 31, 2020, which are expected to be recognized as components of U.S. and French net periodic benefit cost in 2021 are as follows ($ in millions):

	Pension Benefits
	United States	France
Amortization of accumulated loss	$(3.6)	$(1.2)
Amortization of prior service credit	—	0.3
Total	$(3.6)	$(0.9)

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 were as follows:

	Pension Benefits
	United States		France
	2020	2019	2020	2019
Discount rate	2.30%	3.20%	0.32%	0.53%
Rate of compensation increase	—%	—%	1.97%	1.96%

The components of net pension benefit costs for U.S. employees and net pension benefit costs for French employees during the years ended December 31, 2020, 2019 and 2018 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$1.3	$1.0	$1.1
Interest cost	3.7	4.6	4.3	0.2	0.4	0.4
Expected return on plan assets	(4.9)	(5.8)	(5.8)	(0.1)	(0.1)	(0.1)
Amortizations and other	3.3	2.0	3.2	1.0	0.9	1.1
Net periodic benefit cost	$2.1	$0.8	$1.7	$2.4	$2.2	$2.5

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension Benefits
	United States			France
	2020	2019	2018	2020	2019	2018
Discount rate	3.20%	4.29%	3.60%	0.53%	1.28%	1.28%
Expected long-term rate of return on plan assets	4.41%	5.14%	5.00%	3.00%	3.00%	3.00%
Rate of compensation increase	—%	—%	—%	1.97%	1.96%	1.75%
The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure the plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investments in long duration fixed income assets over time. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S. and French pension plans' asset target allocations by asset category for 2021 and actual allocations by asset category at December 31, 2020 and 2019 were as follows:

	United States			France
	2021 Target	2020	2019	2020	2019
Asset Category
Cash and cash equivalents	—%	1%	1%	36%	41%
Equity securities*
Domestic large cap	2	2	5	30	31
Domestic small cap	1	1	3	—	—
International	6	6	15	—	—
Fixed income securities	91	90	76	32	26
Alternative investments**	—	—	—	2	2
Total	100%	100%	100%	100%	100%

*    None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**    Investments in this category under the U.S. pension plan only may include hedge funds and may include real estate under the French pension plan.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2020 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.0	$—	$1.0	$—	$—	$0.3	$0.3	$—
Equity securities
Domestic large cap	2.7	2.7	—	—	—	0.2	0.2	—
Domestic small cap	1.3	1.3	—	—	—	—	—	—
International	8.2	8.2	—	—	—	—	—	—
Fixed income securities
US Government securities	13.9	13.9	—	—	—	—	—	—
Corporate bonds	99.6	99.6	—	—	—	—	—	—
International bonds	1.2	1.2	—	—	—	—	—	—
Other	6.5	6.5	—	—	—	0.3	—	0.3
Alternative investments**	—	—	—	—	—	—	—	—
Total	$134.4	$133.4	$1.0	$—	$—	$0.8	$0.5	$0.3

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2019 ($ in millions):

	United States					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$0.9	$—	$0.9	$—	$—	$0.4	$0.4	$—
Equity securities
Domestic large cap	6.8	6.8	—	—	—	0.3	0.3	—
Domestic small cap	4.3	4.3	—	—	—	—	—	—
International	19.1	19.1	—	—	—	—	—	—
Fixed income securities
US Government securities	20.9	20.9	—	—	—	—	—	—
Corporate bonds	55.8	5.5	—	50.3	—	—	—	—
International bonds	0.8	0.8	—	—	—	—	—	—
Other	17.2	17.2	—	—	—	0.3	—	0.3
Alternative investments**	—	—	—	—	—	0.1	—	0.1
Total	$125.8	$74.6	$0.9	$50.3	$—	$1.1	$0.7	$0.4

*    Investments held in Mutual Funds are measured at Net Asset Value ("NAV"), as determined by the fund manager, as a practical expedient and not are subject to hierarchy level classification disclosure.
**    Alternative investments include ownership interests in shares of registered investment companies.

The Company expects the following estimated undiscounted future pension benefit payments for the United States and France, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	United States	France
	Pension Benefits	Pension Benefits
2021	$8.6	$0.4
2022	8.5	1.0
2023	8.2	1.1
2024	8.1	1.7
2025	8.0	1.7
2026 - 2030	36.7	10.2

The Company is not required to contribute during 2020 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement.

Other Foreign Pension Benefits

In Brazil, employees are covered under government-administered programs. Employees in the United Kingdom are covered by auto enrollment schemes where employee contributions are compulsory and also have the backing of government administered programs. In Canada, the employee pension benefits are not material and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $4.0 million, $3.9 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company provides U.S. executives, certain other key personnel and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $14.5 million and $19.7 million at December 31, 2020 and 2019, respectively, which were included in the Consolidated Balance Sheets in Other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 12. Other Assets). The balance of grantor trust assets totaled $18.0 million and $14.7 million at December 31, 2020 and 2019, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying Consolidated Balance Sheets in Other liabilities was $7.0 million and $6.3 million at December 31, 2020 and 2019, respectively.

Note 19. Stockholders' Equity

Restricted Stock Plan

In April 2015, the Company adopted a new 2015 Long-term Incentive Plan, or LTIP, which replaced its existing Restricted Stock Plan ("RSP"). The LTIP is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of equity grants.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's LTIP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. Other types of stock awards are available under the LTIP, but not currently used. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under the LTIP is limited to 5,000,000. Restricted shares outstanding under the RSP have all vested in accordance with the terms of each grant. No further grants of shares will be issued under the RSP. No single participant may be awarded, in the aggregate, more than 750,000 shares during any fiscal year.

As of December 31, 2020, 988,180 restricted shares had been issued under the Company's restricted LTIP plans, of which 405,299 shares of issued restricted stock were not yet vested and for which $2.1 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years. The following table presents restricted stock activity for the years 2020, 2019 and 2018:

	2020		2019		2018
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	221,622	$37.08	184,190	$40.33	283,338	$37.26
Granted	339,454	34.27	155,982	35.62	142,475	39.58
Forfeited	(36,749)	33.98	(8,869)	41.34	(12,858)	40.06
Vested	(119,028)	37.15	(109,681)	40.12	(228,765)	35.86
Nonvested restricted shares outstanding at December 31	405,299	$34.96	221,622	$37.08	184,190	$40.33

Restricted Stock Plan Performance Based Shares

During 2020, the Company recognized $3.9 million for 266,221 shares earned under the 2020-2021 award opportunity and $4.2 million of compensation expense earned under the 2019-2020 award opportunity. During 2019, the Company recognized $5.6 million for 331,150 shares earned under the 2019-2020 award opportunity and $2.2 million of compensation expense earned under the 2018-2019 award opportunity. During 2018, the Company recognized $2.0 million of compensation expense for 91,396 shares earned under the 2018-2019 award opportunity and $2.2 million of compensation expense earned under the 2017-2018 award opportunity.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation, and directors' accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Numerator (basic and diluted):
Net income	$83.8	$85.8	$94.5
Less: Dividends paid to participating securities	(0.7)	(0.4)	(0.3)
Less: Undistributed earnings available to participating securities	(0.4)	(0.2)	(0.3)
Undistributed and distributed earnings available to common stockholders	$82.7	$85.2	$93.9

Denominator:
Average number of common shares outstanding	30,832.7	30,652.2	30,551.3
Effect of dilutive stock-based compensation	271.5	186.1	141.6
Average number of common and potential common shares outstanding	31,104.2	30,838.3	30,692.9

Note 20. Commitments and Contingencies

Other Commitments

The EP segment's PDM Industries plant has a minimum annual commitment of approximately $1.3 million per year for calcium carbonate purchases, a raw material used in the manufacturing of some paper products, which totals approximately $5.1 million through 2024. Future purchases are expected to be at levels that exceed such minimum levels under these contracts.

The Company enters into certain other immaterial contracts from time to time for the purchase of certain raw materials. The Company also enters into certain contracts for the purchase of equipment and related costs in connection with its ongoing capital projects.

The Company has agreements with an energy co-generation supplier in France whereby the supplier constructed and operates a co-generation facility at certain plants and supplies steam that is used in the operation of these plants. The Company is committed to purchasing minimum annual amounts of steam generated by these facilities under the agreements through 2030. These minimum annual commitments total approximately $4.2 million. The Company's current and expected requirements for steam at these facilities are at levels that exceed the minimum levels under the contracts.

The EP segment's Brazilian plant, SWM-B, has an agreement for the transmission and distribution of energy that covers all of the plant's consumption of electrical energy valued at approximately $3.8 million annually through 2021. Additionally, SWM-B has an agreement for natural gas purchases valued at approximately $4.3 million during 2021. The French plants have contracts for natural gas to be distributed to and consumed at PdM, LTRI and St. Girons. The total value of the natural gas and distribution to be provided under these contracts is estimated at approximately $10.6 million through 2023. Additionally, the French plants have contracts for electricity to be distributed to and consumed at PdM, LTRI and St. Girons. The value of the electricity and distribution to be provided under these contracts is estimated at approximately $7.5 million in 2021. The Spay, France plant has a contract to consume biomass at approximately $0.6 million annually through 2022.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2020, which are not material either individually or in the aggregate.

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  On May 24, 2019, the second chamber of the Federal Supreme Court decided the second Raw Materials Assessment against SWM-B in the amount of approximately $9.5 million based on the foreign currency exchange rate at December 31, 2020. SWM-B, with assistance of outside counsel, is evaluating the decision and exploring its options and other defenses to partially satisfy or reduce the judgment and SWM-B plans to pursue these avenues vigorously. However, because the outcome of any reductions and defenses is uncertain, SWM-B recorded a liability sufficient to satisfy this amount in the second quarter of 2019. This judgment may be settled over the course of 60 months after all possible challenges are concluded. Interest and penalties will continue to accrue until the judgment is paid.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.6 million and $6.9 million, respectively, based on the foreign currency exchange rate at December 31, 2020), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.7 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are being appealed to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such so no loss has been accrued in our consolidated financial statements for them.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Indemnification Matters

In connection with its spin-off from Kimberly-Clark in 1995, the Company undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to it that were not identified as excluded liabilities in the related agreements. As of December 31, 2020, there are no claims pending under this indemnification that the Company deems to be material.

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

($ in millions)	Net Sales
	For the Years Ended December 31,
	2020		2019		2018
Advanced Materials & Structures	$543.5	50.6%	$477.2	46.7%	$467.9	44.9%
Engineered Papers	530.9	49.4	545.6	53.3	573.4	55.1
Consolidated	$1,074.4	100.0%	$1,022.8	100.0%	$1,041.3	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2020		2019		2018
Advanced Materials & Structures	$64.8	50.3%	$64.3	48.0%	$49.5	36.7%
Engineered Papers	116.8	90.7	119.2	89.0	121.8	90.2
Unallocated	(52.8)	(41.0)	(49.5)	(37.0)	(36.3)	(26.9)
Consolidated	$128.8	100.0%	$134.0	100.0%	$135.0	100.0%

($ in millions)	Capital Spending			Depreciation
	2020	2019	2018	2020	2019	2018
Advanced Materials & Structures	$14.5	$16.1	$15.0	$14.5	$12.8	$14.1
Engineered Papers	15.5	12.0	11.7	27.5	22.8	23.9
Unallocated	0.1	0.5	0.3	0.2	0.2	0.1
Consolidated	$30.1	$28.6	$27.0	$42.2	$35.8	$38.1

Assets are managed on a total company basis and are therefore not disclosed at the segment level.

Information about Geographic Areas

Long-lived assets by geographic area as of year-end were as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Long-Lived Assets
	2020	2019	2018
United States	$122.1	$118.5	$115.8
France	169.3	158.8	167.4
Brazil	15.2	19.5	20.8
Poland	12.9	14.7	16.8
Other foreign countries	32.4	30.7	27.7
Consolidated	$351.9	$342.2	$348.5

Note 22. Major Customers

There were no individual customers in the AMS segment which made up 10% or more of the Company's 2020, 2019 or 2018 consolidated net sales. In our EP segment, there were no individual customers which made up 10% or more of the Company's consolidated net sales for the years ended December 31, 2020 or 2019. For the year ended December 31, 2018, one customer, together with its respective affiliates and designated converters, accounted for 10% of the Company's consolidated net sales. The loss of one or more such customers, or a significant reduction in one or more of these customers' purchases, could have a material adverse effect on the Company's results of operations.

There were no individual customers in the AMS segment which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2020 or 2019. In the EP segment, there were no individual customers which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2020. At December 31, 2019, one customer, together with its respective affiliates and designated converters, accounted for 11% or more of the Company's consolidated accounts receivable.

Note 23. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2020	2019	2018
Allowance for Doubtful Accounts
Beginning balance	$1.5	$1.7	$1.0
Bad debt expense	1.0	0.4	1.2
Recoveries	—	(0.3)	(0.2)
Write-offs and discounts	(1.4)	(0.3)	(0.3)
Ending balance	$1.1	$1.5	$1.7

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2020	2019	2018
Interest paid	$31.4	$29.1	$24.0
Income taxes paid	14.8	20.8	23.2
Capital spending in accounts payable and accrued liabilities	5.2	5.9	5.0

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 24. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2020 and 2019 ($ in millions, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$261.5	$254.2	$279.3	$279.4	$1,074.4
Gross profit	74.3	74.3	80.2	79.5	308.3
Restructuring and impairment expense	0.1	1.6	6.0	4.2	11.9
Operating profit	34.1	34.4	37.0	23.3	128.8
Income from continuing operations	22.5	21.5	24.5	15.3	83.8
Net income	$22.5	$21.5	$24.5	$15.3	$83.8

Net income per share:
Income per share from continuing operations - basic	$0.72	$0.69	$0.78	$0.49	$2.68
Net income per share - basic	$0.72	$0.69	$0.78	$0.49	$2.68

Income per share from continuing operations - diluted	$0.72	$0.68	$0.78	$0.48	$2.66
Net income per share - diluted	$0.72	$0.68	$0.78	$0.48	$2.66

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$258.0	$269.9	$256.4	$238.5	$1,022.8
Gross profit	67.9	79.0	72.2	70.9	290.0
Restructuring and impairment expense	—	0.4	1.6	1.7	3.7
Operating profit	30.4	44.2	34.6	24.8	134.0
Income from continuing operations	17.4	20.5	27.7	20.2	85.8
(Loss) income from discontinued operations	—	—	—	—	—
Net income	$17.4	$20.5	$27.7	$20.2	$85.8

Net income per share:
Income per share from continuing operations - basic	$0.57	$0.66	$0.90	$0.65	$2.78
Loss per share from discontinued operations - basic	—	—	—	—	—
Net income per share - basic	$0.57	$0.66	$0.90	$0.65	$2.78

Income per share from continuing operations - diluted	$0.56	$0.66	$0.90	$0.64	$2.76
Loss per share from discontinued operations - diluted	—	—	—	—	—
Net income per share - diluted	$0.56	$0.66	$0.90	$0.64	$2.76

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25.     Subsequent Event

On January 27, 2021, we issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Code”) disclosing the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of Scapa Group plc, a company incorporated in England and Wales (“Scapa”) and listed on the AIM market of the London Stock Exchange (the “Offer”).

Under the terms of the Offer, Scapa shareholders will receive £2.10 in cash for each ordinary share of Scapa (together, the “Scapa Shares”), which values the entire issued and to be issued ordinary share capital of Scapa at approximately £402.9 million (or approximately $551.9 based on an exchange rate of US$1.37:£1). The Offer is intended to be effected by means of a scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006, as amended (the “Companies Act”). SWM Bidco reserves the right to elect (with the consent of the U.K. Panel on Takeovers and Mergers (the “Panel”) and subject to the terms of the Co-operation Agreement described below) to implement the Offer by way of a Takeover Offer (as such term is defined in Part 28 of the Companies Act) as an alternative to the Scheme.

The Offer will be subject to conditions and certain further terms, including, among others, (i) the Scheme becoming effective no later than 11:59 p.m. (London time) on July 27, 2021 or such later date as agreed by the parties (the “Long Stop Date”), (ii) the approval of the Scheme by a majority in number of Scapa shareholders present and voting (and entitled to vote), either in person or by proxy, at a general meeting of Scapa shareholders (including any adjournment, postponement or reconvention thereof) (the “General Meeting”) representing at least 75% in value of the Scapa Shares voted by such shareholders; (iii) the passing of the special resolution or resolutions to be proposed by Scapa at the General Meeting in connection with, among other things, the amendment of the articles of association of Scapa and such other matters as may be necessary to implement the Scheme; (iv) the sanction of the Scheme by the High Court of Justice in England and Wales; and (v) the receipt of certain merger control and regulatory approvals or the lapse of relevant periods or notifications thereunder. The conditions to the Offer are set out in full in the Rule 2.7 Announcement. Subject to the satisfaction or waiver of all relevant conditions, it is expected that the Scheme will become effective during the second quarter of 2021.

On January 26, 2021, in anticipation of our announcement of our offer to acquire Scapa Group we entered into a currency forward contract with a major financial institution. The terms of the contract provide for an exchange of a notional amount of GBP 439 million for USD, calculated using the contract rate as applicable at the settlement date, which will be on or before the “Long Stop Date” as it relates to the scheme. The currency forward contract will be recognized at fair value in our consolidated financial statements with subsequent changes in the fair value of the instrument recognized in earnings.

On February 10, 2021 we amended our existing Credit Agreement to provide for, among other things an additional Term Loan Facility “Term Loan B” in the amount of $350 million and a temporary increase in our Maximum Net Debt/EBITDA ratio to 5.5x. This ratio will decrease over the course of 24 months, returning to 4.50x effective as of June 30, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes - Refer to Notes 2 and 17 to the consolidated financial statements

Critical Audit Matter Description

The Company operates and is subject to income taxes in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations which resulted in provision for income taxes of $18.4 million for the year ended December 31, 2020. The complexity of the Company’s global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and the consolidated provision for income taxes. In addition, there have been recent significant changes in tax laws in various jurisdictions, including the Tax Cut and Jobs Act (the “Tax Act”) in the United States, which require specialized knowledge, skills and judgment in the accounting and reporting of the Company’s provision for income taxes. The Tax Act contains several key tax features that affect the Company, including (i) a provision designed to tax Global Intangible Low Taxed Income (“GILTI”) of foreign subsidiaries and (ii) a deduction for Foreign-Derived Intangible Income (“FDII”).

We identified the accounting for income taxes as a critical audit matter because the complexity of the Company’s global structure and recent changes in tax laws that required complex auditor judgment and an increased extent of effort, including the need to involve our U.S. and international income tax specialists, to evaluate the Company’s interpretation and application of tax laws in relevant jurisdictions, the allocation of income to each of these jurisdictions, and the income tax impact of the legal entity ownership structure.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the provision for income taxes included the following, among others:

•Tested the effectiveness of controls over management’s application of income tax laws to its global corporate structure, including controls over the identification and assessment of changes to tax laws in the various jurisdictions in which it operates, including the Tax Act, and controls related to the allocation of income to the Company’s various tax jurisdictions.

•Obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents.

•We read minutes of the meetings of the board of directors and inquired of Company personnel, including legal, to evaluate whether there were any significant changes in the legal entity structure that were relevant to the provision for income taxes.

•With the assistance of our U.S. and international income tax specialists, we evaluated management’s application of relevant tax laws to its legal entity structure and the effect on the Company’s income tax provision, including the Company’s calculations of current period income tax expense and deductions associated with GILTI and FDII, by reviewing and evaluating management’s income tax calculations and assessing the Company’s compliance with tax laws.

•With the assistance of our U.S. and international income tax specialists, we evaluated management’s income reporting to the various tax jurisdictions in which the Company operates based on its global corporate structure.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2021

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2020, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria. As of December 31, 2020, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. In March 2020, we acquired Tekra LLC and Trient LLC, "Tekra" which was treated as a business combination in accordance with guidance provided by ASC 805. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2020 did not include the internal control over financial reporting of these acquired operations. Assets acquired in these transactions represented 6.0% of our total consolidated assets at December 31, 2020 and net sales generated by the acquired operations represented 7.2% of our consolidated net sales for the year ended December 31, 2020. From the acquisition date to December 31, 2020, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tekra, LLC and Trient, LLC, which were acquired on March 13, 2020, and whose financial statements constitute 6% of total assets and 7% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Tekra, LLC and Trient, LLC.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2021

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We have posted a copy of our Code of Conduct on our website at www.swmintl.com/about-us/governance/codes-of conduct. Our Code of Conduct applies to all employees, officers and directors of the Company and its subsidiaries worldwide.

All other information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2021 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2021 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2020, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	98,033
Long-Term Incentive Plan (2)	4,011,820
Total approved by stockholders	4,109,853
Equity compensation plans not approved by stockholders	—
Grand total	4,109,853

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees in 2020 consisted of $23,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of cash or shares of SWM Common Stock. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2020, deferred retainer fees have resulted in 146,072 accumulated stock unit credits, excluding credited dividends (198,758 accumulated stock unit credits including credited dividends).

(2)    The Long-Term Incentive Plan and former Restricted Stock Plan are described in Note 19. Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2020, 405,299 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2021 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2021 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

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

2.3	Rule 2.7 Announcement dated January 27, 2021 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
2.4
Co-operation Agreement, dated January 27, 2021, between AMS Holdco 2 Limited and Scapa Group plc (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 27, 2021).

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

*4.3	Description of registrant's securities
10.1
Schweitzer-Mauduit International, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2015).**

10.2	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.3	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).**
10.4.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.4.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.5	Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011).**
10.6.1	Executive Severance Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).**
10.6.2	2016 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.6.3	2016 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.7	Deferred Compensation Plan No. 2 for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**
10.8	Deferred Compensation Plan No. 2. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**
*10.9	Summary of Non-Management Director Compensation (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).**

Exhibit Number	Exhibit
10.10.1
Restricted Stock Award Agreement (2015 Long-Term Incentive Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.10.2
Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 1) (incorporated by reference to Exhibit 10.16.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.10.3
Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 2) (incorporated by reference to Exhibit 10.16.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.10.4
Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares) (incorporated by reference to Exhibit 10.16.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.10.5
Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares with Cliff Vesting) (incorporated by reference to Exhibit 10.16.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.11.1
Restricted Stock Agreement (Restricted Stock Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.20.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**

10.11.2	Restricted Stock Agreement (French Participants - Cliff Vesting) (incorporated by reference to Exhibit 10.20.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**
10.11.3
Restricted Stock Agreement (Restricted Stock Plan - Performance Share Award) (incorporated by reference to Exhibit 10.20.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**

10.11.4	Restricted Stock Agreement (French Participants - Performance Shares) (incorporated by reference to Exhibit 10.20.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**
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

10.18
First Amendment, dated as of February 9, 2021, to the Credit Agreement, dated September 25, 2018, by and among Schweitzer-Mauduit International, Inc., SWM Luxembourg, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2021).

10.19
Letter of Agreement, dated March 26, 2019, between Schweitzer-Mauduit International, Inc. and Michael L. Schmit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2019).**

10.20
Letter of Agreement with Michel Fievez regarding SWM Transition Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).**

10.21
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

10.23
Employment Agreement, dated October 18, 2019, between Schweitzer-Mauduit International, Inc. and Omar Hoek (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

10.24	Form of Director Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
10.25
Backstop Credit Agreement, dated as of January 27, 2021, among Schweitzer-Mauduit International, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 27, 2021).

*21.1	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Form of Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Schweitzer-Mauduit International, Inc.
By:
Dated:	March 1, 2021		/s/ Dr. Jeffrey Kramer
Dr. Jeffrey Kramer
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Jeffrey Kramer	Chief Executive Officer and Director	March 1, 2021
Dr. Jeffrey Kramer	(principal executive officer)

/s/ Andrew Wamser	Executive Vice President and Chief Financial Officer	March 1, 2021
Andrew Wamser	(principal financial officer)

/s/ Michael Schmit	Corporate Controller and Chief Accounting Officer	March 1, 2021
Michael Schmit	(principal accounting officer)

*	Director	March 1, 2021
Deborah Borg

*	Director	March 1, 2021
Mark Bye

*	Director	March 1, 2021
Jeffrey Keenan

*	Director	March 1, 2021
Marco Levi

*	Director	March 1, 2021
Kimberly Ritrievi

*	Director	March 1, 2021
John D. Rogers

*	Director	March 1, 2021
Anderson D. Warlick

*By:

/s/ Ricardo Nunez		March 1, 2021
Ricardo Nunez
Attorney-In-Fact

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Form 10-K filing:

•"Flax" is a cellulose fiber from a flax plant used as a raw material in the production of certain cigarette papers.
•"Net debt to EBITDA ratio" is a financial measurement used in bank covenants where "Net Debt" is defined as consolidated total debt minus unrestricted domestic cash and cash equivalents and 65% of non-domestic unrestricted domestic cash and cash equivalents, in excess of $15 million, and "EBITDA" is defined as net income plus the sum of interest expense, income tax expense, depreciation and amortization, non-cash restructuring and impairment charges less amortization of deferred revenue and interest in the earnings of equity affiliates to the extent such earnings are not distributed to the Company.
•"Total debt to capital ratio" is total debt divided by the sum of total debt and total stockholders' equity.
•"Net operating working capital" is accounts receivable, inventory, income taxes receivable and prepaid expense, less accounts payable, accrued expenses and income taxes payable.
•"Polyurethane" is a polymer composed of organic units joined by carbamate (urethane) links.
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
•"Thermoplastics" are a plastic material, polymer, that becomes pliable or moldable above a specific temperature and solidifies upon cooling.
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