Form 10-Q
period 2021-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2021-05-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	March 31, 2021
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,409,529 shares of common stock issued and outstanding as of May 5, 2021.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net sales	$288.2	$261.5
Cost of products sold	207.4	187.2
Gross profit	80.8	74.3

Selling expense	9.1	9.5
Research and development expense	3.8	3.2
General expense	32.7	27.4
Total nonmanufacturing expenses	45.6	40.1

Restructuring and impairment expense	1.7	0.1
Operating profit	33.5	34.1
Interest expense	2.9	6.9
Other (expense) income, net	(2.6)	0.6
Income before income taxes and income from equity affiliates	28.0	27.8

Provision for income taxes	7.4	5.3
Income from equity affiliates, net of income taxes	1.0	—
Net income	$21.6	$22.5

Net income per share - basic:
Net income per share – basic	$0.69	$0.72

Net income per share – diluted:
Net income per share – diluted	$0.68	$0.72

Weighted average shares outstanding:

Basic	30,974,200	30,712,300

Diluted	31,340,500	30,910,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$21.6	$22.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9.9)	(3.5)

Unrealized gain (losses) on derivative instruments	4.4	(12.7)

Net gain from postretirement benefit plans	0.1	0.1
Less: amortization of postretirement benefit plans' costs included in net periodic cost	1.6	0.4
Other comprehensive loss	(3.8)	(15.7)
Comprehensive income	$17.8	$6.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$63.7	$54.7
Accounts receivable, net	172.9	148.5
Inventories	173.3	179.7
Income taxes receivable	3.3	6.2
Other current assets	14.9	7.3
Total current assets	428.1	396.4

Property, plant and equipment, net	324.1	339.0
Deferred income tax benefits	0.2	2.6
Investment in equity affiliates	60.0	59.3
Goodwill	401.8	403.7
Intangible assets	304.8	314.7
Other assets	68.5	69.2
Total assets	$1,587.5	$1,584.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$2.7	$2.8
Accounts payable	66.6	60.5
Income taxes payable	4.9	2.7
Accrued expenses and other current liabilities	83.5	100.9
Total current liabilities	157.7	166.9

Long-term debt	615.2	590.5
Long-term income tax payable	17.7	17.7
Pension and other postretirement benefits	35.3	36.5
Deferred income tax liabilities	45.0	45.1
Other liabilities	63.7	78.6
Total liabilities	934.6	935.3
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,407,136 and 31,324,745 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3.1	3.1
Additional paid-in-capital	94.6	92.2
Retained earnings	670.9	666.2
Accumulated other comprehensive loss, net of tax	(115.7)	(111.9)
Total stockholders’ equity	652.9	649.6
Total liabilities and stockholders’ equity	$1,587.5	$1,584.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	22.5	—	22.5
Other comprehensive loss, net of tax	—	—	—	—	(15.7)	(15.7)
Dividends declared ($0.44 per share)	—	—	—	(13.7)	—	(13.7)
Restricted stock issuances, net	320,005	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.1	—	—	2.1
Stock issued to directors as compensation	1,130	—	0.1	—	—	0.1
Purchases and retirement of common stock	(25,274)	—	—	(1.0)	—	(1.0)
Balance, March 31, 2020	31,192,522	$3.1	$81.0	$646.2	$(138.3)	$592.0

Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	21.6	—	21.6
Other comprehensive loss, net of tax	—	—	—	—	(3.8)	(3.8)
Dividends declared ($0.44 per share)	—	—	—	(13.8)	—	(13.8)
Restricted stock issuances, net	148,530	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.1	—	—	2.1
Stock issued to directors as compensation	590	—	0.3	—	—	0.3
Purchases and retirement of common stock	(66,729)	—	—	(3.1)	—	(3.1)
Balance, March 31, 2021	31,407,136	$3.1	$94.6	$670.9	$(115.7)	$652.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating
Net income	$21.6	$22.5
Non-cash items included in net income:
Depreciation and amortization	16.9	15.3
Deferred income tax	3.0	0.7
Pension and other postretirement benefits	1.1	0.8
Stock-based compensation	2.1	2.2
Income from equity affiliates	(1.0)	—
Brazil tax assessment accruals, net	(6.1)	—
Other items	5.6	(2.7)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(27.7)	(33.7)
Inventories	1.8	10.8
Prepaid expenses	(4.8)	(3.5)
Accounts payable	11.3	1.3
Accrued expenses and other current liabilities	(13.5)	(10.7)
Accrued income taxes	2.4	2.1
Net changes in operating working capital	(30.5)	(33.7)
Net cash provided by operations	12.7	5.1
Investing
Capital spending	(7.1)	(7.4)
Capitalized software costs	(0.5)	(0.7)
Acquisitions, net of cash acquired	—	(170.6)
Other investing	0.3	2.4
Net cash used in investing	(7.3)	(176.3)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Financing
Cash dividends paid to SWM stockholders	(13.8)	(13.7)
Proceeds from issuances of long-term debt	25.0	212.0
Payments on long-term debt	(0.6)	(0.4)
Purchases of common stock	(3.1)	(1.0)
Payments for debt issuance costs	(3.0)	—
Net cash provided by financing	4.5	196.9
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.0)
Increase in cash and cash equivalents	9.0	23.7
Cash and cash equivalents at beginning of period	54.7	103.0
Cash and cash equivalents at end of period	$63.7	$126.7

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$1.4	$2.3
Cash paid for taxes, net	$2.0	$2.3
Change in capital spending in accounts payable and accrued liabilities	$4.9	$2.9
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

The Advanced Materials & Structures ("AMS") segment produces mostly resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies. AMS also provides converting and coating services. These products are used in a variety of specialty applications across the filtration, transportation, healthcare, construction, and industrial end-markets.

The Engineered Papers ("EP") segment primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products ("Recon"). Traditional reconstituted tobacco leaf ("RTL") is used as a blend with virgin tobacco in cigarettes and used in the production of small cigars. Recon, as well as low ignition propensity ("LIP") cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for premium applications, such as energy storage and industrial commodity paper grades.

We conduct business in over 90 countries and operate 23 production locations worldwide, with facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Russia, Brazil, China and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd. ("CTM"), produces various cigarette papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), produces RTL.

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the potential impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended March 31, 2021. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new standard simplifies income tax accounting requirements by removing certain exceptions to the general principles in Topic 740, Income Taxes. The provisions of this ASU were adopted effective January 1, 2021 and did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and requires the amendments to be applied on a retrospective basis for all periods presented. The provisions of this ASU were adopted effective January 1,2021 and the required changes, which are not significant and not expected to have a material impact, will be reflected in the annual financial statements.

Recently Issued Accounting Standards

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

The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain product sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration.  We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

Following is the Company’s Net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from Net sales.

	Three Months Ended
	March 31, 2021			March 31, 2020
	AMS	EP	Total	AMS	EP	Total
Product revenues	$158.3	$109.0	$267.3	$117.0	$124.7	$241.7
Materials conversion revenues	2.3	15.1	17.4	3.8	12.9	16.7
Other revenues	2.4	1.1	3.5	2.1	1.0	3.1
Total revenues (1)	$163.0	$125.2	$288.2	$122.9	$138.6	$261.5
     (1) Revenues include net hedging gains and losses for the three months ended March 31, 2021 and 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	March 31, 2021			March 31, 2020
	AMS	EP	Total	AMS	EP	Total
United States	$105.7	$37.4	$143.1	$83.3	$43.9	$127.2
Europe and the former Commonwealth of Independent States	17.8	49.4	67.2	12.6	43.5	56.1
Asia/Pacific (including China)	32.4	22.2	54.6	20.7	28.8	49.5
Latin America	2.4	8.8	11.2	2.3	11.0	13.3
Other foreign countries	4.7	7.4	12.1	4.0	11.4	15.4
Total revenues (1)	$163.0	$125.2	$288.2	$122.9	$138.6	$261.5

(1) Revenues include net hedging gains and losses for the three months ended March 31, 2021 and 2020.

Note 3. Other Comprehensive Loss

Comprehensive income includes Net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented Comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other (expense) income, net, or Interest expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

	March 31, 2021	December 31, 2020
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $12.2 million and $11.6 million at March 31, 2021 and December 31, 2020, respectively	$(18.8)	$(20.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.8 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively	(8.7)	(13.1)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $6.8 million and $10.1 million at March 31, 2021 and December 31, 2020, respectively	(88.2)	(78.3)
Accumulated other comprehensive loss	$(115.7)	$(111.9)

Changes in the components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$1.1	$0.6	$1.7	$0.7	$(0.2)	$0.5
Unrealized gain (loss) on derivative instruments	4.5	(0.1)	4.4	(15.6)	2.9	(12.7)
Unrealized (loss) gain on foreign currency translation	(6.5)	(3.4)	(9.9)	(4.1)	0.6	(3.5)
Total	$(0.9)	$(2.9)	$(3.8)	$(19.0)	$3.3	$(15.7)

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

The consideration transferred to acquire Tekra was $169.3 million, net of $1.6 million cash and cash equivalents acquired, subject to working capital adjustments that were finalized in 2020. The purchase price was funded with borrowings from our Revolving Credit Facility (as described under Note 10. Debt below).

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The amounts of Net sales and Net Income of Tekra included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

March 13, 2020 - March 31, 2020
Net Sales	$5.5
Net Income	$0.4
The amount of unaudited pro forma Net sales for the three months ended March 31, 2020 for the combined entity were $285.4 million. Preparation of pro forma income from continuing operations for the periods presented is impractical given recent changes to the ownership structure of the acquired entities prior to the transaction.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator (basic and diluted):
Net income	$21.6	$22.5
Less: Dividends paid to participating securities	(0.1)	(0.3)
Less: Undistributed earnings available to participating securities	(0.1)	—
Undistributed and distributed earnings available to common stockholders	$21.4	$22.2

Denominator:
Average number of common shares outstanding	30,974.2	30,712.3
Effect of dilutive stock-based compensation	366.3	197.7
Average number of common and potential common shares outstanding	31,340.5	30,910.0

Note 6. Inventories

Inventories are valued at the lower of cost (using the First-In, First-Out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage. These reviews require the Company to assess customer and market demand. The following schedule details inventories by major class ($ in millions):

	March 31, 2021	December 31, 2020
Raw materials	$65.2	$65.3
Work in process	24.6	23.2
Finished goods	75.5	83.5
Supplies and other	8.0	7.7
Total	$173.3	$179.7

Note 7. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2020	$398.4	$5.3	$403.7
Foreign currency translation adjustments	(1.7)	(0.2)	(1.9)
Goodwill as of March 31, 2021	$396.7	$5.1	$401.8

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following ($ in millions):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$339.2	$94.1	$—	$(1.1)	$246.2
Developed technology	42.0	14.9	—	0.1	27.0
Trade names	32.7	1.6	20.7	0.3	10.1
Non-compete agreements	2.9	2.4	—	—	0.5
Patents	1.5	0.6	—	—	0.9
Total	$418.3	$113.6	$20.7	$(0.7)	$284.7

Unamortized Intangible Assets
Trade names	$20.0	$—	$0.1	$(0.2)	$20.1

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$339.8	$88.5	$—	$(2.9)	$254.2
Developed technology	42.1	14.1	—	(0.2)	28.2
Trade names	32.7	1.4	20.7	0.3	10.3
Non-compete agreements	2.9	2.4	—	—	0.5
Patents	1.5	0.5	—	—	1.0
Total	$419.0	$106.9	$20.7	$(2.8)	$294.2

Unamortized Intangible Assets
Trade names	$20.0	$—	$0.1	$(0.6)	$20.5

Amortization expense of intangible assets was $6.5 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $24.8 million in each of the next five years.
Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $1.7 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively, in the EP segment.

During the third quarter of 2020, we announced plans to shut down the Spotswood, New Jersey facility and shift the production of paper made there to other SWM facilities. This decision was part of our ongoing manufacturing optimization efforts and involved the co-development of a new paper production technology with one of the Company’s key customers. Production of paper at this facility ceased as of December 31, 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of this decision, $1.4 million of restructuring and impairment expense was recognized in the three months ended March 31, 2021 related to the costs associated with closing this facility, maintaining the property and preparing it for sale.

In addition to restructuring costs relating to the Spotswood facility, the EP segment recognized $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, related to severance accruals for employees at other manufacturing facilities. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment. The cost optimization initiative project started in 2019 and is expected to be completed in 2022. The EP segment has recognized $7.2 million of restructuring charges cumulatively through March 31, 2021 related to this project.

The Company expects to record additional restructuring related costs in the EP segment during 2021 of approximately $1.4 million relating to the shutdown of the Spotswood, New Jersey facility, primarily associated with closing the facility and maintaining the property until it is sold. The Company does not expect to incur significant restructuring expenses related to the cost optimization initiatives in the EP segment during the remainder of 2021.

In the AMS segment, there were no restructuring and impairment expenses for the three months ended March 31, 2021 and 2020.

The following table summarizes total restructuring and related charges for the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2021	March 31, 2020
Restructuring and impairment expense:
Severance	$0.3	$0.1
Other	1.4	—
Total restructuring and impairment expense	$1.7	$0.1

The following table summarizes changes in restructuring liabilities during the periods ended March 31, 2021 and December 31, 2020. ($ in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of year	$7.4	$0.5
Accruals for announced programs	0.3	0.1
Cash payments	(2.2)	(0.3)
Foreign exchange impact	(0.1)	—
Balance at end of period	$5.4	$0.3

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2021	December 31, 2020
Revolving credit facility - U.S. dollar borrowings	$75.0	$50.0
Term loan facility	195.0	195.5
6.875% senior unsecured notes due October 1, 2026, net of discount of $5.8 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively	344.2	343.9
French employee profit sharing	4.7	5.0
Finance lease obligations	3.3	3.5
Debt issuance costs	(4.3)	(4.6)
Total debt	617.9	593.3
Less: Current debt	(2.7)	(2.8)
Long-term debt	$615.2	$590.5

Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year $350 million Term Loan B Facility (the “Term Loan B Facility”). The balance under the Term Loan B Facility was $0 as of March 31, 2021.

Borrowings under the Revolving Credit Facility currently bear interest, at the Company’s option, at either (i) 1.75% in excess of LIBOR or (ii) 0.75% in excess of an alternative base rate. Borrowings under the Term Loan A Facility currently bear interest, at the Company’s option, at either (i) 2.00% in excess of LIBOR or (ii) 1.00% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Any borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 4.00% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75%) or (ii) 3.00% in excess of an alternative base rate.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50 and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00. The net debt to EBITDA ratio will decrease over the course of 24 months, returning to 4.50x effective as of June 30, 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2021.

Indenture for 6.875% Senior Unsecured Notes Due 2026

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

The Notes were issued pursuant to an Indenture, dated as of September 25, 2018 (the “Indenture”), by and among the Company, the guarantors listed therein and Wilmington Trust, National Association, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2021.

As of March 31, 2021, the average interest rate was 2.33% on outstanding Revolving Credit Facility borrowings and 1.88% on outstanding Term Loan A Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.03% and 3.84% for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, and December 31, 2020, the Company's total deferred debt issuance costs, net of accumulated amortization, were $4.3 million and $4.6 million, respectively. Amortization expense of $0.3 million and $0.3 million was recorded during the three months ended March 31, 2021 and 2020, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

Principal Repayments

Following are the expected maturities for the Company's debt obligations as of March 31, 2021 ($ in millions):

2021	$3.4
2022	4.0
2023	78.4
2024	2.6
2025	188.7
Thereafter	345.1
Total	$622.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Debt

At March 31, 2021 and December 31, 2020, the fair market value of the Company's 6.875% senior unsecured notes was $373.1 million and $371.0 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2021 and December 31, 2020 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

Debt Issuance Costs

In conjunction with amendment to our Credit Agreement on February 10, 2021, the Company capitalized approximately $4 million of debt issuance costs during three months ended March 31, 2021 which will be amortized over the term of the various facilities under the amended Credit Agreement.

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

On September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the Credit Agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

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

On October 24, 2018, the Company entered into a cross-currency swap with a major financial institution designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €65.4 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 3.6725% per annum. The cross-currency swap will mature on October 1, 2021.

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

On January 26, 2021, in anticipation of our announcement of our offer to acquire Scapa Group (as defined in and further described under Note 16. Subsequent Events, below), we entered into a currency forward contract with a major financial institution. The terms of the contract provide for an exchange of a notional amount of GBP 439 million for USD, calculated using the contract rate as applicable at the settlement date. An additional currency forward contract with a major financial institution provides for the exchange of a notional amount of GBP 9.6 million for USD, calculated using the contract rate on April 21, 2021. See Note 16. Subsequent Events for additional information on the settlement of these contracts.

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at March 31, 2021 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.6	Accrued expenses and other current liabilities	$4.9
Foreign exchange contracts	Other assets	—	Other liabilities	7.3
Interest rate contracts	Accounts receivable, net	—	Other liabilities	3.6
Total derivatives designated as hedges		2.6		15.8

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	5.7
Total derivatives not designated as hedges		—		5.7
Total derivatives		$2.6		$21.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at December 31, 2020 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.9	Accrued expenses	$11.0
Foreign exchange contracts	Other assets	—	Other liabilities	12.3
Interest rate contracts	Accounts receivable, net	0.3	Accrued expenses	—
Interest rate contracts	Other assets	—	Other liabilities	7.8
Total derivatives designated as hedges		$1.2		$31.1

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accounts payable	—
Total derivatives not designated as hedges		$—		$—
Total derivatives		$1.2		$31.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the gross effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax		Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2021	2020		2021	2020
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(0.6)	$(5.0)	Net sales	$(0.6)	$(0.6)
Foreign exchange contracts	0.9	0.5	Other income (expense), net	0.7	0.6
Interest rate contracts	4.1	(8.2)	Interest expense	—	—
Derivatives designated as net investment hedge
Foreign exchange contracts	7.0	12.0	Other income (expense), net	—	—
Total	$11.4	$(0.7)		$0.1	$—

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and three months ended March 31, 2021 or 2020, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended March 31, 2021 and 2020, respectively, $1.1 million and $2.0 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain Recognized in Income	Amount of (Loss) Gain Recognized in Income
		Three Months Ended
		March 31, 2021	March 31, 2020
Foreign exchange contracts	Other income, net	$(6.6)	$0.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  Different chambers of the Federal Supreme Court decided one Raw Materials Assessment in favor of SWM-B and the other against SWM-B. SWM-B recorded a liability of $8.6 million (based on the foreign currency exchange rate at March 31, 2021) in Other Liabilities to satisfy the adverse judgment in the second quarter of 2019 and continued to pursue appeals. On April 9, 2021, SWM-B resolved the remaining Raw Materials Assessment by paying $2.6 million (based on the foreign currency exchange rate at March 31, 2021) under a tax amnesty program which reduced the tax liability by approximately 70%. All litigation is now concluded and this matter is fully resolved. As the result of the favorable settlement, we recognized a total benefit of $6.1 million in the first quarter of 2021, of which $4.6 million was in Interest expense and $1.6 million was in Other expense, net.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.3 million and $6.3 million, respectively, based on the foreign currency exchange rate at March 31, 2021), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.0 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are being appealed to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such, no loss has been accrued in our condensed consolidated financial statements.

Germany

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz has filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company has appealed the portion of the decision with respect to the claims held to be invalid. The hearing on this invalidity appeal has been scheduled for September 2021. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

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

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian pension and OPEB benefits and U.S. OPEB liability are not material and therefore are not included in the following disclosures.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and OPEB Benefits

The components of net pension benefit costs for U.S. and French employees during the three months ended March 31, 2021 and 2020 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits
	2021	2020	2021	2020
Service cost	$—	$—	$0.3	$0.3
Interest cost	0.7	0.9	—	—
Expected return on plan assets	(1.0)	(1.2)	—	—
Amortizations and other	0.9	0.8	0.3	0.3
Net periodic benefit cost	$0.6	$0.5	$0.6	$0.6

The components of net periodic benefit cost other than the service cost component are included in Other (expense) income, net in the condensed consolidated statements of income. During the fiscal year ending December 31, 2021, the Company expects to recognize approximately $3.6 million of amortization in Accumulated other comprehensive loss related to its U.S. pension and OPEB plans and approximately $1.0 million for its French pension plans.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2021 or 2020.

The Company's effective tax rate was 26.4% and 19.1% for the three months ended March 31, 2021 and 2020, respectively. The increase was materially due to unfavorable discrete items, mix of earnings by jurisdiction and a reduction in US tax credits due to foreign law changes.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials & Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films and other non-wovens for use in high-performance applications in the filtration, transportation, healthcare, construction, and industrial end-markets. It consists of the operations of various acquisitions. The EP segment primarily produces various cigarette papers and Recon for sale to cigarette manufacturers. The EP segment also includes non-tobacco paper for battery separators, printing and writing, drinking straw wrap and furniture laminates.

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2021		March 31, 2020
AMS	$163.0	56.6%	$122.9	47.0%
EP	125.2	43.4	138.6	53.0
Total Consolidated	$288.2	100.0%	$261.5	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2021		March 31, 2020
AMS	$21.3	63.6%	$13.7	40.2%
EP	29.9	89.2	33.4	97.9
Unallocated	(17.7)	(52.8)	(13.0)	(38.1)
Total Consolidated	$33.5	100.0%	$34.1	100.0%

Note 16.     Subsequent Events

On January 27, 2021, we issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary shares of Scapa Group plc, a company incorporated in England and Wales (“Scapa”), to be effected through a scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006, as amended (the “Acquisition”). Scapa is a UK-based innovation, design, and manufacturing solutions provider for healthcare and industrial markets and has operations across North America, Europe and Asia.

On April 15, 2021, the Scheme became effective in accordance with its terms following delivery to the Registrar of Companies in England and Wales of the orders of the High Court of Justice of England and Wales sanctioning the Scheme, and the Acquisition was completed. The offer price for the Acquisition was £2.15 (approximately $2.96 based on an exchange rate of $1:£1.3788 on April 15, 2021) in cash for each ordinary share of Scapa, valuing the entire ordinary share capital of Scapa at approximately £412.6 million on a fully-diluted basis (approximately $568.9 million). The Company settled the offer consideration with payment to Scapa shareholders under the Scheme on April 29, 2021.

As a result of the Acquisition, Scapa will become wholly-owned subsidiaries of the Company and part of the AMS segment.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company used the proceeds from the $350.0 million Term Loan B Facility, together with up to $325.0 million of the Company’s $500.0 million Revolving Credit Facility, to finance the cash consideration payable to Scapa shareholders under the Scheme and expenses payable in connection with the Acquisition.

On April 20, 2021 we settled currency forward contracts with notional amounts of £439 million and £9.6 million, reversing the unrealized loss recognized as of March 31, 2021.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2020. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the sections entitled "Forward-Looking Statements" at the end of this Item 2. Unless the context indicates otherwise, references to "SWM," "we," "us," "our," the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. In general, many areas that were resilient to the economic challenges and volatility in 2020 remain healthy, such as tobacco, healthcare, and filtration, while those areas that were most affected, such as transportation and construction, began improving during the fourth quarter of 2020 and continued to perform well during the first quarter of 2021. At present, all of our facilities are operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. Many of the Company’s products in our AMS segment have been deemed “essential” (e.g., filtration and healthcare) by local governments and thus the production facilities are not expected to have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.
Given the recent financial results, the Company’s operating cash flows and available liquidity are ample to support operations and financial obligations. The Company also continues to actively assess the credit worthiness of its customers in the context of the potential business disruptions from COVID-19 but has not yet seen evidence of a material change to its ability to collect accounts receivable balances.
This is an uncertain period with events and circumstances changing frequently, and while senior management is meeting regularly to address all aspects of the pandemic, the magnitude and duration of economic disruption is difficult to predict and will depend on the scope, severity and duration of the pandemic. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements.

End-markets and sales. Management believes many of the Company’s end-markets have been and will remain relatively insulated from COVID-19-related economic challenges; however, some end-markets were temporarily negatively affected by decreased demand, particularly transportation, which has rebounded since the peak impacts in mid-2020. In addition, sales results may continue to demonstrate, some variability as customers manage inventories and safety stocks to protect against future potential supply chain disruptions.

Tobacco (EP) – The Company’s largest single end-market is the tobacco industry, which has not been materially affected by the pandemic. The Company believes some customers have increased their inventory levels to minimize supply chain impacts of potential future COVID-19 related disruptions.

Healthcare (AMS) – Management believes sales of these products, mostly consumables, are not sensitive to COVID-19-related economic weakness.
Filtration (AMS) – The Company believes these products are generally less sensitive to economic volatility than typical industrial goods. Within the portfolio, air filtration products have seen accelerated demand due to heightened focus on air quality and attempts to minimize the spread of COVID-19.

Transportation (AMS) – The Company’s primary products are aftermarket automotive paint protection films, which faced pronounced temporary near-term negative impacts, beginning late in the first quarter of 2020 through most of the third quarter of 2020, as a result of significant auto industry disruption and consumer purchasing behaviors as a result of COVID-19. However, since late in the third quarter of 2020, the Company’s transportation sales have improved significantly.

Construction (AMS) – Management believes these end-markets have been impacted by local self-distancing regulations that may affect the construction industry, but these end markets have exhibited recent improvements and could be further positively supported by a potential increase in government-sponsored infrastructure spending.
Industrial (AMS & EP) – The Company’s products service a broad range of applications, some of which are considered to be sensitive to economic activity and associated impacts of COVID-19, while other applications have been relatively unaffected.
Liquidity & Debt Overview. The Company currently has $617.9 million of total debt, $63.7 million of cash, and undrawn capacity on its $500.0 million revolving line of credit facility (the "Revolving Credit Facility") of $420.2 million at the end of the first quarter of 2021. Per the terms of the Company's $700.0 million credit agreement (the "Credit Agreement"), net leverage was 2.37x at the end of the first quarter, versus a maximum covenant ratio of 4.5x, though covenants contain an acquisition-related provision, allowing net leverage to reach 5.0x throughout 2021. The Company’s nearest debt maturity is the Revolving Credit Facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended
	March 31,		Percent of Net Sales
	2021	2020	2021	2020
Net sales	$288.2	$261.5	100.0%	100.0%
Gross profit	80.8	74.3	28.0	28.4
Restructuring & impairment expense	1.7	0.1	0.6	—
Operating profit	33.5	34.1	11.6	13.0
Interest expense	2.9	6.9	1.0	2.6
Net income	$21.6	$22.5	7.5%	8.6%
Diluted earnings per share	$0.68	$0.72
Cash provided by operations	$12.7	$5.1
Capital spending	$(7.1)	$(7.4)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	Percent Change
Advanced Materials & Structures	$163.0	$122.9	$40.1	32.6%
Engineered Papers	125.2	138.6	(13.4)	(9.7)
Total	$288.2	$261.5	$26.7	10.2%

Net sales were $288.2 million in the three months ended March 31, 2021 compared with $261.5 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Changes in volume, product mix and selling prices	$19.1	7.3%
Changes due to net foreign currency impacts	7.3	2.8
Changes due to royalties	0.3	0.1
Total	$26.7	10.2%

AMS segment net sales were $163.0 million for the three months ended March 31, 2021 compared to $122.9 million during the prior-year period. The increase of $40.1 million or 32.6% included the benefit from the Tekra acquisition (closed March 13, 2020), and reflected rapid growth in transportation and filtration sales. Tekra net sales were $23.6 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. Transportation sales continued to rebound sharply from negative COVID-19 impacts that began in the first quarter of 2020. Sales into filtration end-markets were up also double digits, driven by strong growth in air filtration, while all other filtration sub-segments increased as well. Healthcare increased, driven by continued robust volumes of woundcare, facemask, and packaging materials. Construction sales increased, led by double-digit growth in key infrastructure and construction applications. Industrial sales declined during the quarter.

EP segment net sales during the three months ended March 31, 2021 of $125.2 million decreased by $13.4 million, or 9.7%, versus net sales of $138.6 million in the prior-year quarter. The decrease in net sales was primarily the result of a 6% volume decrease, and unfavorable price/mix of 8%, partially offset by a 4% currency benefit. Decrease in volume reflected the continued strategic de-emphasis of non-tobacco products, as well as the decrease in high-value LIP tobacco papers as a result of the transitioning of supplies to a large customer from the Spotswood, NJ facility to other sites while the customer worked through legacy inventories. The decline in LIP papers also negatively impacted mix. These negative factors were partially offset by growth in Heat-not-Burn and certain other specialty tobacco paper products.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2021	March 31, 2020	Change		2021	2020
Net sales	$288.2	$261.5	$26.7	10.2%	100.0%	100.0%
Cost of products sold	207.4	187.2	20.2	10.8	72.0	71.6
Gross profit	$80.8	$74.3	$6.5	8.7%	28.0%	28.4%

Gross profit increased by $6.5 million during the three months ended March 31, 2021 to $80.8 million versus the prior-year period of $74.3 million.

AMS gross profit increased by $9.2 million, primarily due to strong organic sales growth and the incremental benefit of the acquired Tekra business, partially offset by higher input costs, primarily of polypropylene resin.

In the EP segment, gross profit decreased by $2.7 million, primarily due to lower sales and unfavorable price/mix impacts, and higher wood pulp input costs, partially offset by manufacturing cost improvements and $1.9 million of favorable foreign currency exchange.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2021	March 31, 2020	Change		2021	2020
Selling expense	$9.1	$9.5	$(0.4)	(4.2)%	3.2%	3.6%
Research expense	3.8	3.2	0.6	18.8	1.3	1.2
General expense	32.7	27.4	5.3	19.3	11.4	10.5
Nonmanufacturing expenses	$45.6	$40.1	$5.5	13.7%	15.8%	15.3%

Nonmanufacturing expenses in the three months ended March 31, 2021 increased by $5.5 million to $45.6 million from $40.1 million in the prior-year period, primarily due to $3.6 million of transaction costs associated with the Scapa acquisition and higher deferred compensation expenses and third party consulting expenses.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent of Net Sales
	March 31, 2021	March 31, 2020	Change	2021	2020
Advanced Materials & Structures	$—	$—	$—	—%	—%
Engineered Papers	1.7	0.1	1.6	1.4	0.1
Unallocated expenses	—	—	—	—	—
Total	$1.7	$0.1	$1.6	0.6%	—%

The Company incurred total restructuring and impairment expense of $1.7 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively. In the 2021 period, restructuring expense in the EP segment included $1.4 million related to the 2020 decision to shut down the Spotswood, New Jersey facility and included costs associated with closing the facility, maintaining the property and preparing it for sale.

In the 2021 period the EP segment also recognized $0.3 million of restructuring expenses related to severance accruals for employees at other manufacturing facilities.

In the comparable 2020 period, restructuring expense primarily related to ongoing cost optimization initiatives to remain competitive within the EP segment.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2021	March 31, 2020	Change		2021	2020
Advanced Materials & Structures	$21.3	$13.7	$7.6	55.5%	13.1%	11.1%
Engineered Papers	29.9	33.4	(3.5)	(10.5)	23.9	24.1
Unallocated expenses	(17.7)	(13.0)	(4.7)	(36.2)
Total	$33.5	$34.1	$(0.6)	(1.8)%	11.6%	13.0%

Operating profit was $33.5 million in the three months ended March 31, 2021 compared with $34.1 million during the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2021 was $21.3 million compared to $13.7 million in the prior-year period. The increase of $7.6 million, or 55.5%, reflected strong organic sales growth and the incremental benefit of the acquired Tekra business partially offset by higher raw material costs.

The EP segment's operating profit in the three months ended March 31, 2021 was $29.9 million, a decrease of $3.5 million, or 10.5%, from $33.4 million in the prior-year period.  The decrease was primarily driven by lower gross profit and higher restructuring expenses as discussed above and an unfavorable $0.5 million of currency movements impact, partially offset by decreased SG&A expenses from cost control initiatives.

Unallocated expenses in the three months ended March 31, 2021 were $17.7 million compared to $13.0 million in the prior-year period, an increase of $4.7 million, or 36.2%. The increase was primarily due to $3.6 million of transaction costs related to the Scapa acquisition and higher deferred compensation expenses.

Non-Operating Expenses

Interest expense was $2.9 million in the three months ended March 31, 2021, a decrease from $6.9 million in the prior-year period. The decrease was primarily due to a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments as discussed in Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements. Interest expense on debt increased $0.5 million.

Other expense, net, was $2.6 million during the three months ended March 31, 2021 compared to Other income of $0.6 million in the prior year quarter, due primarily to $5.6 million mark-to-market loss of forward currency contracts on the British pound associated with the Scapa acquisition to hedge currency risk of the purchase price during the period between the transaction agreement and closing. This expense was partially offset by other components of the favorable Brazil tax assessment settlement.

Income Taxes

A $7.4 million provision for income taxes in the three months ended March 31, 2021 resulted in an effective tax rate of 26.4% compares with 19.1% in the prior-year quarter. The increase was due to unfavorable discrete items, mix of earnings by jurisdiction and a reduction in US tax credits due to foreign law changes.
Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $1.0 million in the three months ended March 31, 2021 compared with income of $0.0 million during the prior-year period, and reflects the results of operations of CTM and CTS.

Net Income and Income per Share

Net income in the three months ended March 31, 2021 was $21.6 million, or $0.68 per diluted share, compared with $22.5 million, or $0.72 per diluted share, during the prior-year period.

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

Cash Requirements

As of March 31, 2021, $44.1 million of the Company's $63.7 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations. We believe the proceeds from our Term Loan B Facility (as defined below) along with our existing credit facilities will be sufficient to fund our current growth plan.

Cash Provided by Operations

Net cash provided by operations was $12.7 million in the three months ended March 31, 2021 compared with $5.1 million in the prior-year period. The increase was primarily related to favorable year-over-year movements in working capital related cash flows.

Working Capital

As of March 31, 2021, the Company had net working capital of $273.1 million, including cash and cash equivalents of $63.7 million, compared with net working capital of $232.3 million, including cash and cash equivalents of $54.7 million as of December 31, 2020.  These changes primarily reflect the timing of payments and collections.

In the three months ended March 31, 2021, net changes in operating working capital used cash of $30.5 million, down from $33.7 million in the prior year period.

Cash Used for Investing

Cash used for investing activities during the three months ended March 31, 2021 was $7.3 million, compared to $176.3 million in the prior-year. The change primarily reflects the net $170.6 million consideration to acquire Tekra in prior year. Capital spending and capitalized software totaled $7.6 million, down $0.5 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2021, financing activities consisted of $25.0 million proceeds from borrowings under the revolving credit facility, $13.8 million in cash paid for dividends declared to SWM stockholders, share repurchases of $3.1 million, $3.0 million payment for debt issuance costs associated with the amendment of our Credit Agreement as discussed in Note 10. Debt and Note16. Subsequent Events, of the notes to the unaudited condensed consolidated financial statements, and $0.6 million payments on long-term debt.

In the prior-year period, financing activities consisted of $212.0 million net proceeds from borrowings under the Revolving Credit Facility primarily to fund the Tekra acquisition, $13.7 million in cash paid for dividends declared to SWM stockholders, share repurchases of $1.0 million, and $0.4 million payments on long-term debt.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 5, 2021, we announced a cash dividend of $0.44 per share payable on June 18, 2021 to stockholders of record as of May 21, 2021. The covenants contained in our Indenture and Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2021	March 31, 2020
Proceeds from issuances of long-term debt	$25.0	$212.0
Payments on long-term debt	(0.6)	(0.4)
Net proceeds from borrowings	$24.4	$211.6

Net proceeds from borrowings were $24.4 million during the three months ended March 31, 2021.

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year Term Loan B facility, which provides for additional capacity of $350 million (the "Term Loan B Facility"). See Note 10. Debt and Note 16. Subsequent Events, of the notes to unaudited condensed consolidated financial statements for additional information about the Term Loan B Facility. Other than potential borrowings under the Term Loan B Facility, the Company does not expect to incur any significant additional borrowings during 2021.

Unused borrowing capacity under the Credit Agreement was $420.2 million as of March 31, 2021. We also had availability under our bank overdraft facilities of $6.2 million as of March 31, 2021.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at March 31, 2021. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Credit Agreement.

Our total debt to capital ratios, as calculated under the Credit Agreement, at March 31, 2021 and December 31, 2020 were 48.6% and 47.7%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item
303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections. Forward-looking statements, include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, integration, and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, and other statements generally identified by words such as "believe," "expect," "intend," "plan," "potential," "anticipate," "project," "appear," "should," "could," "may," "will," "typically" and similar words. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the following factors:

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
•Changes in the method pursuant to which LIBOR rates are determined and the phasing out of USD LIBOR after 2023;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2021 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 20. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

As of March 31, 2021, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - 31, 2021	619	$41.84
February 1 - 28, 2021	66,110	45.87	—	—	—
March 1-31, 2021	—	—
Total Year-to-Date 2021	66,729	$45.83	—	—	—

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time.  Any future common stock repurchases will be dependent upon various factors, including the Company's stock price, strategic opportunities and cash availability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1	Rule 2.7 Announcement, dated January 27, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 27, 2021).
2.2	Announcement for the Revised Offer, dated March 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 8, 2021).
2.3
Co-operation Agreement, dated January 27, 2021, between AMS Holdco 2 Limited and Scapa Group plc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed January 27, 2021).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
10.1
First Amendment, dated as of February 9, 2021, to the Credit Agreement, dated September 25, 2018, by and among Schweitzer-Mauduit International, Inc., SWM Luxembourg, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2021).

10.2	Form of Director Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
10.3
Backstop Credit Agreement, dated as of January 27, 2021, among Schweitzer-Mauduit International, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 27, 2021)

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

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

May 5, 2021

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

May 5, 2021

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