Form 10-Q
period 2021-06-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2021-08-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	June 30, 2021
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,457,517 shares of common stock issued and outstanding as of August 4, 2021.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$377.8	$254.2	$666.0	$515.7
Cost of products sold	289.7	179.9	497.1	367.1
Gross profit	88.1	74.3	168.9	148.6

Selling expense	11.9	8.8	21.0	18.3
Research and development expense	5.4	3.6	9.2	6.8
General expense	52.6	25.9	85.3	53.3
Total nonmanufacturing expenses	69.9	38.3	115.5	78.4

Restructuring and impairment expense	2.3	1.6	4.0	1.7
Operating profit	15.9	34.4	49.4	68.5
Interest expense	13.1	8.1	16.0	15.0
Other (expense) income, net	(0.3)	(0.3)	(2.9)	0.3
Income before income taxes and income from equity affiliates	2.5	26.0	30.5	53.8

Provision for income taxes	3.5	5.4	10.9	10.7
Income from equity affiliates, net of income taxes	2.8	0.9	3.8	0.9
Net income	$1.8	$21.5	$23.4	$44.0

Net income per share - basic:
Net income per share – basic	$0.06	$0.69	$0.75	$1.41

Net income per share – diluted:
Net income per share – diluted	$0.06	$0.68	$0.74	$1.40

Weighted average shares outstanding:

Basic	31,045,100	30,792,600	31,009,900	30,752,500

Diluted	31,402,400	31,006,700	31,371,700	30,958,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$1.8	$21.5	$23.4	$44.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.4	0.6	(0.5)	(2.9)

Unrealized (losses) gain on derivative instruments	(2.4)	(0.7)	2.0	(13.4)
Less: Reclassification adjustment for losses on derivative instruments included in net income	1.6	0.6	1.6	0.6

Net loss from postretirement benefit plans	(0.1)	(0.4)	—	(0.3)
Amortization of postretirement benefit plans' costs included in net periodic cost	0.9	1.2	2.5	1.6
Other comprehensive income (loss)	9.4	1.3	5.6	(14.4)
Comprehensive income	$11.2	$22.8	$29.0	$29.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$65.9	$54.7
Accounts receivable, net	229.4	148.5
Inventories	247.0	179.7
Income taxes receivable	18.7	6.2
Other current assets	17.7	7.3
Total current assets	578.7	396.4

Property, plant and equipment, net	476.3	339.0
Deferred income tax benefits	—	2.6
Investment in equity affiliates	64.0	59.3
Goodwill	666.7	403.7
Intangible assets	541.7	314.7
Other assets	95.9	69.2
Total assets	$2,423.3	$1,584.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$18.3	$2.8
Accounts payable	113.4	60.5
Income taxes payable	5.8	2.7
Accrued expenses and other current liabilities	106.9	100.9
Total current liabilities	244.4	166.9

Long-term debt	1,262.6	590.5
Long-term income tax payable	16.6	17.7
Pension and other postretirement benefits	43.3	36.5
Deferred income tax liabilities	112.2	45.1
Other liabilities	91.2	78.6
Total liabilities	1,770.3	935.3
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,426,129 and 31,324,745 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3.1	3.1
Additional paid-in-capital	97.3	92.2
Retained earnings	658.9	666.2
Accumulated other comprehensive loss, net of tax	(106.3)	(111.9)
Total stockholders’ equity	653.0	649.6
Total liabilities and stockholders’ equity	$2,423.3	$1,584.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2020	31,192,522	$3.1	$81.0	$646.2	$(138.3)	$592.0
Net income	—	—	—	21.5	—	21.5
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends declared ($0.44 per share)	—	—	—	(13.7)	—	(13.7)
Restricted stock issuances, net	1,853	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.0	—	—	2.0
Modification to director stock-based compensation plan	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	1,068	—	0.2	—	—	0.2
Purchases and retirement of common stock	(434)	—	—	0.1	—	0.1
Balance, June 30, 2020	31,195,009	$3.1	$87.2	$654.1	$(137.0)	$607.4

Balance, March 31, 2021	31,407,136	$3.1	$94.6	$670.9	$(115.7)	$652.9
Net income	—	—	—	1.8	—	1.8
Other comprehensive loss, net of tax	—	—	—	—	9.4	9.4
Dividends declared ($0.44 per share)	—	—	—	(13.8)	—	(13.8)
Restricted stock issuances, net	19,566	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.5	—	—	2.5
Stock issued to directors as compensation	484	—	0.2	—	—	0.2
Purchases and retirement of common stock	(1,057)	—	—	—	—	—
Balance, June 30, 2021	31,426,129	$3.1	$97.3	$658.9	$(106.3)	$653.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	44.0	—	44.0
Other comprehensive loss, net of tax	—	—	—	—	(14.4)	(14.4)
Dividends declared ($0.88 per share)	—	—	—	(27.4)	—	(27.4)
Restricted stock issuances, net	321,858	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.1	—	—	4.1
Modification to director stock-based compensation plan	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	2,198	—	0.3	—	—	0.3
Purchases and retirement of common stock	(25,708)	—	—	(0.9)	—	(0.9)
Balance, June 30, 2020	31,195,009	$3.1	$87.2	$654.1	$(137.0)	$607.4

Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	23.4	—	23.4
Other comprehensive loss, net of tax	—	—	—	—	5.6	5.6
Dividends declared ($$0.88 per share)	—	—	—	(27.6)	—	(27.6)
Restricted stock issuances, net	168,096	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.6	—	—	4.6
Stock issued to directors as compensation	1,074	—	0.5	—	—	0.5
Purchases and retirement of common stock	(67,786)	—	—	(3.1)	—	(3.1)
Balance, June 30, 2021	31,426,129	$3.1	$97.3	$658.9	$(106.3)	$653.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating
Net income	$23.4	$44.0
Non-cash items included in net income:
Depreciation and amortization	44.9	32.5
Deferred income tax	6.8	1.6
Pension and other postretirement benefits	1.9	1.8
Stock-based compensation	4.6	4.2
Income from equity affiliates	(3.8)	(0.9)
Brazil tax assessment accruals, net	(6.1)	—
Other items	(0.9)	(3.7)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(14.2)	(8.4)
Inventories	(11.1)	(1.4)
Prepaid expenses	(4.3)	(1.3)
Accounts payable and other current liabilities	(11.2)	(19.7)
Accrued income taxes	(10.2)	0.6
Net changes in operating working capital	(51.0)	(30.2)
Net cash provided by operations	19.8	49.3
Investing
Capital spending	(16.3)	(14.9)
Capitalized software costs	(1.3)	(1.7)
Acquisitions, net of cash acquired	(630.5)	(169.3)
Other investing	(0.9)	2.1
Net cash used in investing	(649.0)	(183.8)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Financing
Cash dividends paid to SWM stockholders	(27.6)	(27.4)
Proceeds from issuances of long-term debt	703.7	212.0
Payments on long-term debt	(17.8)	(87.1)
Purchases of common stock	(3.1)	(0.9)
Payments for debt issuance costs	(14.5)	—
Net cash provided by financing	640.7	96.6
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.2)
Increase (decrease) in cash and cash equivalents	11.2	(39.1)
Cash and cash equivalents at beginning of period	54.7	103.0
Cash and cash equivalents at end of period	$65.9	$63.9

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$19.7	$14.1
Cash paid for taxes, net	$14.2	$8.1
Change in capital spending in accounts payable and accrued liabilities	$5.1	$2.9
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

The Advanced Materials & Structures ("AMS") segment offers design and manufacturing solutions for the filtration, transportation, healthcare, construction and industrial end-markets. We manufacture resin-based rolled goods such as nets, films and meltblown materials, bonding products and adhesive components, along with providing adhesives and other coating solutions and converting services for our customers.

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

We conduct business in over 90 countries and operate 39 production locations worldwide, with facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Russia, Brazil, China, Italy, Germany, Malaysia, India and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Jiangmen) Paper Industry Ltd. ("CTM"), produces various cigarette papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd. ("CTS"), produces RTL.

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

The results of operations for the three or six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the continuing impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended June 30, 2021. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

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

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and requires the amendments to be applied on a retrospective basis for all

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
periods presented. The provisions of this ASU were adopted effective January 1, 2021 and the required changes, are not expected to have a material impact and will be reflected in the annual financial statements for the year ended December 31, 2021.

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

Following is the Company’s Net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from Net sales.

	Three Months Ended
	June 30, 2021			June 30, 2020
	AMS	EP	Total	AMS	EP	Total
Product revenues	$246.1	$113.1	$359.2	$127.1	$109.9	$237.0
Materials conversion revenues	3.6	11.7	15.3	5.0	10.1	15.1
Other revenues	2.3	1.0	3.3	0.7	1.4	2.1
Total revenues (1)	$252.0	$125.8	$377.8	$132.8	$121.4	$254.2
     (1) Revenues include net hedging gains and losses for the three months ended June 30, 2021 and 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	June 30, 2021			June 30, 2020
	AMS	EP	Total	AMS	EP	Total
Product revenues	$404.4	$222.1	$626.5	$244.1	$234.6	$478.7
Materials conversion revenues	5.9	26.8	32.7	8.8	23.0	31.8
Other revenues	4.7	2.1	6.8	2.8	2.4	5.2
Total revenues (1)	$415.0	$251.0	$666.0	$255.7	$260.0	$515.7
(1) Revenues include net hedging gains and losses for the six months ended June 30, 2021 and 2020.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	June 30, 2021			June 30, 2020
	AMS	EP	Total	AMS	EP	Total
United States	$154.1	$38.4	$192.5	$88.8	$38.7	$127.5
Europe and the former Commonwealth of Independent States	55.8	48.1	103.9	11.1	39.8	50.9
Asia/Pacific (including China)	28.5	23.5	52.0	25.7	24.0	49.7
Americas	9.1	11.1	20.2	5.3	11.5	16.8
Other foreign countries	4.5	4.7	9.2	1.9	7.4	9.3
Total revenues (1)	$252.0	$125.8	$377.8	$132.8	$121.4	$254.2
    (1) Revenues include net hedging gains and losses for the three months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30, 2021			June 30, 2020
	AMS	EP	Total	AMS	EP	Total
United States	$259.8	$75.8	$335.6	$172.1	$82.6	$254.7
Europe and the former Commonwealth of Independent States	73.6	97.5	171.1	23.7	83.3	107.0
Asia/Pacific (including China)	60.9	45.7	106.6	46.4	52.8	99.2
Americas	13.5	22.2	35.7	9.2	24.3	33.5
Other foreign countries	7.2	9.8	17.0	4.3	17.0	21.3
Total revenues (1)	$415.0	$251.0	$666.0	$255.7	$260.0	$515.7
(1) Revenues include net hedging gains and losses for the six months ended June 30, 2021 and 2020.

Note 3. Other Comprehensive Income (Loss)

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

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2021	December 31, 2020
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $11.7 million and $11.6 million at June 30, 2021 and December 31, 2020, respectively	$(18.0)	$(20.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.6 million and $2.8 million at June 30, 2021 and December 31, 2020, respectively	(9.5)	(13.1)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $6.8 million and $10.1 million at June 30, 2021 and December 31, 2020, respectively	(78.8)	(78.3)
Accumulated other comprehensive loss	$(106.3)	$(111.9)

Changes in the components of Accumulated other comprehensive income (loss) were as follows ($ in millions):

	Three Months Ended
	June 30, 2021			June 30, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$1.2	$(0.4)	$0.8	$1.1	$(0.3)	$0.8
Unrealized (loss) gain on derivative instruments	(2.6)	1.8	(0.8)	0.2	(0.3)	(0.1)
Unrealized gain (loss) on foreign currency translation	9.3	0.1	9.4	(0.8)	1.4	0.6
Total	$7.9	$1.5	$9.4	$0.5	$0.8	$1.3

	Six Months Ended
	June 30, 2021			June 30, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$2.3	$0.2	$2.5	$1.8	$(0.5)	$1.3
Unrealized gain (loss) on derivative instruments	3.8	(0.2)	3.6	(15.4)	2.6	(12.8)
Unrealized gain (loss) on foreign currency translation	2.8	(3.3)	(0.5)	(4.9)	2.0	(2.9)
Total	$8.9	$(3.3)	$5.6	$(18.5)	$4.1	$(14.4)

Note 4. Business Acquisitions

Scapa

On April 15, 2021, SWM completed its previously announced acquisition of Scapa Group plc (“Scapa”), a UK based innovation, design, and manufacturing solutions provider for healthcare and industrial markets for aggregate cash consideration of $630.6 million, net of $22.7 million of cash and cash equivalents acquired and including $568.9 million for the purchase of all Scapa ordinary shares, $75.9 million for the repayment of Scapa debt and $8.5 million for the repayment of acquisition costs incurred by Scapa. The acquisition adds to SWM’s portfolio of precision engineered performance materials, expands the Company’s innovation, design, and formulation capabilities, and brings a variety of new coating and converting technologies. Scapa, part of the AMS segment operates globally with manufacturing and sales operations in the Americas, Asia and Europe.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The purchase price was funded with borrowings under the amended Credit Agreement, as defined and discussed in Note 10. Debt.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, include deferred taxes and the valuations of certain intangibles and personal property. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill which is assigned to the AMS reportable segment, is primarily attributable to expected revenue synergies and is not expected to be deductible for tax purposes. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The consideration paid for Scapa and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the April 15, 2021 acquisition date were as follows ($ in millions):

Preliminary Fair Value as of April 15, 2021
Cash and cash equivalents	$22.7
Accounts receivable	67.7
Inventory	60.9
Other current assets	9.8
Property, plant and equipment	152.1
Identifiable intangible assets	246.2
Other noncurrent assets	26.3
Total assets	$585.7

Current debt	$15.0
Accounts payable and other current liabilities	85.9
Deferred income tax liabilities	61.5
Other noncurrent liabilities	33.1

Net assets acquired	$390.2

Goodwill	263.1

Total consideration	$653.3

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

Property, plant and equipment is comprised of buildings and leasehold improvements, machinery and equipment, furniture and fixtures, computer equipment, and construction in progress. The preliminary estimated fair value was

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

Acquired intangible assets include customer relationships, tradenames and developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table shows the preliminary fair values assigned to identifiable intangible assets ($ in millions):

	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$201.3	15
Tradenames and other	7.7	10
Developed technology	37.2	7
Total amortizable intangible assets	$246.2

The preliminary estimate of deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and six months ended June 30, 2021 the Company recognized direct and indirect acquisition-related costs for the Scapa acquisition of $5.1 million and $8.7 million, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income.

The amounts of Net sales and Income from continuing operations of Scapa included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

April 15, 2021 - June 30, 2021
Net sales	$95.0
Net loss from continuing operations	$(6.0)

Tekra

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

The consideration transferred to acquire Tekra was $169.3 million, net of $1.6 million cash and cash equivalents acquired, subject to working capital adjustments that were finalized in 2020. The purchase price was funded with borrowings from our Revolving Credit Facility (See Note 10. Debt).

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

The estimated purchase price allocation disclosed as of March 31, 2020, was revised during the second and third quarters of 2020 as new information was received and analyzed resulting in a decrease in net intangible assets of $3.4 million, and other adjustments, consisting primarily of reclassifications within working capital, leading to a net decrease in total consideration of $1.8 million.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The amounts of Net sales and Net income of Tekra included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

	Three Months Ended June 30, 2020	March 13, 2020 - June 30, 2020
Net sales	$25.0	$30.5
Net income from continuing operations	$(0.7)	$(0.3)

Pro Forma Financial Information

The supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Scapa acquisition had occurred on January 1, 2020 and the Tekra acquisition had occurred on January 1, 2019 and therefore both included in the pro forma results for periods presented. The supplemental pro forma financial information includes the following adjustments related to the Scapa acquisition: amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the acquisition, transaction and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred. The supplemental pro forma financial information does not include Tekra net income for the period from January 1-March 13, 2020 as preparation of this information was deemed impractical due to changes in the ownership structure of the acquired entities prior to the acquisition. For the three and six months ended June 30, 2021, pro forma net income increased by $14.6 million and $10.1 million, respectively. For the three and six months ended June 30, 2020 pro forma net income decreased by $7.8 million and $27.0 million, respectively.

The supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa and Tekra acquisitions occurred as of January 1, 2020 and January 1, 2019, respectively, nor is it necessarily indicative of the of the future results of the combined company.

	Three Months Ended
	June 30, 2021	June 30, 2020
Net sales	$387.2	$319.1
Net income from continuing operations	$3.6	$9.2

	Six Months Ended
	June 30, 2021	June 30, 2020
Net sales	$797.0	$728.5
Net income (loss) from continuing operations(1)	$35.5	$(43.0)
(1) Supplemental pro forma financial information includes the impact of restructuring and the impairment of goodwill and intangible assets totaling $67.5 million on Scapa net income for the six months ended June 30, 2020.

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator (basic and diluted):
Net income	$1.8	$21.5	$23.4	$44.0
Less: Dividends paid to participating securities	(0.2)	(0.2)	(0.3)	(0.4)
Less: Undistributed earnings available to participating securities	0.1	(0.1)	—	(0.2)
Undistributed and distributed earnings available to common stockholders	$1.7	$21.2	$23.1	$43.4

Denominator:
Average number of common shares outstanding	31,045.1	30,792.6	31,009.9	30,752.5
Effect of dilutive stock-based compensation	357.3	214.1	361.8	205.9
Average number of common and potential common shares outstanding	31,402.4	31,006.7	31,371.7	30,958.4

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

	June 30, 2021	December 31, 2020
Raw materials	$106.5	$65.3
Work in process	38.5	23.2
Finished goods	93.6	83.5
Supplies and other	8.4	7.7
Total	$247.0	$179.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2021 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2020	$398.4	$5.3	$403.7
Goodwill acquired during the period	263.1	—	263.1
Foreign currency translation adjustments	0.1	(0.2)	(0.1)
Goodwill as of June 30, 2021	$661.6	$5.1	$666.7

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following ($ in millions):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$540.9	$102.6	$—	$(1.9)	$440.2
Developed technology	79.4	16.8	—	0.1	62.5
Trade names	40.4	2.0	20.7	0.3	17.4
Non-compete agreements	2.9	2.4	—	—	0.5
Patents	1.5	0.6	—	—	0.9
Total	$665.1	$124.4	$20.7	$(1.5)	$521.5

Unamortized Intangible Assets
Trade names	$20.0	$—	$0.1	$(0.3)	$20.2

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairments	Accumulated Foreign Exchange	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$339.8	$88.5	$—	$(2.9)	$254.2
Developed technology	42.1	14.1	—	(0.2)	28.2
Trade names	32.7	1.4	20.7	0.3	10.3
Non-compete agreements	2.9	2.4	—	—	0.5
Patents	1.5	0.5	—	—	1.0
Total	$419.0	$106.9	$20.7	$(2.8)	$294.2

Unamortized Intangible Assets
Trade names	$20.0	$—	$0.1	$(0.6)	$20.5

Amortization expense of intangible assets was $10.7 million and $6.4 million for the three months ended June 30, 2021 and 2020, respectively, and $17.2 million and $11.3 million for the six months ended June 30, 2021 and 2020, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $44.9 million in each of the next five years.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $2.3 million and $1.1 million in the three months ended June 30, 2021 and 2020, respectively, and $4.0 million and $1.2 million in the six months ended June 30, 2021 and 2020, respectively, in the EP segment.

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

As a result of this decision, $1.0 million of restructuring and impairment expense was recognized in the three months ended June 30, 2021 related to the costs associated with closing this facility, maintaining the property and preparing it for sale.

In addition to restructuring costs relating to the Spotswood facility, the EP segment recognized $1.3 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, related to severance accruals for employees at other manufacturing facilities. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment. The cost optimization initiative project started in 2019 and is expected to be completed in 2022. The EP segment has recognized $8.5 million of restructuring charges cumulatively through June 30, 2021 related to this project.

The Company expects to record additional restructuring related costs in the EP segment during 2021 of approximately $1.0 million relating to the shutdown of the Spotswood, New Jersey facility, primarily associated with closing the facility and maintaining the property until it is sold. The Company does not expect to incur significant restructuring expenses related to the cost optimization initiatives in the EP segment during the remainder of 2021.

In the AMS segment, there were $0 million and $0.5 million of restructuring and impairment expenses for the three months ended June 30, 2021 and 2020, respectively and $0 million and $0.5 million in the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes total restructuring and related charges for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restructuring and impairment expense:
Severance	$1.3	$1.6	$1.6	$1.7
Other	1.0	—	2.4	—
Total restructuring and impairment expense	$2.3	$1.6	$4.0	$1.7

The following table summarizes changes in restructuring liabilities during the periods ended June 30, 2021 and 2020. ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance at beginning of year	$7.4	$0.5
Accruals for announced programs	1.5	1.7
Cash payments	(3.7)	(0.8)
Foreign exchange impact	(0.1)	—
Balance at end of period	$5.1	$1.4

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets.

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	June 30, 2021	December 31, 2020
Revolving credit facility - U.S. dollar borrowings	$388.0	$50.0
Term loan A facility	194.5	195.5
Term loan B facility	350.0	—
6.875% senior unsecured notes due October 1, 2026, net of discount of $5.6 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively	344.4	343.9
French employee profit sharing	3.9	5.0
Finance lease obligations	18.0	3.5
Debt issuance costs and discounts	(17.9)	(4.6)
Total debt	1,280.9	593.3
Less: Current debt	(18.3)	(2.8)
Long-term debt	$1,262.6	$590.5

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

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year $350 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.00 million. The balance under the Term Loan B Facility was $350 million as of June 30, 2021.

Borrowings under the Revolving Credit Facility currently bear interest, at the Company’s option, at either (i) 2.25% in excess of LIBOR or (ii) 1.25% in excess of an alternative base rate. Borrowings under the Term Loan A Facility currently bear interest, at the Company’s option, at either (i) 2.50% in excess of LIBOR or (ii) 1.50% in excess of an

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Any borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75%) or (ii) 2.75% in excess of an alternative base rate.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The net debt to EBITDA ratio will decrease over the course of 24 months, returning to 4.50x effective as of June 30, 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2021.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2021.

As of June 30, 2021, the average interest rate was 2.46% on outstanding Revolving Credit Facility borrowings, 2.63% on outstanding Term Loan A Facility borrowings, and 4.50% on outstanding Term Loan B Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.11% and 3.92% for the six months ended June 30, 2021 and 2020, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2021, and December 31, 2020, the Company's total deferred debt issuance costs and discounts, net of accumulated amortization, were $17.9 million and $4.6 million, respectively. Amortization expense of $1.6 million and $0.6 million was recorded during the six months ended June 30, 2021 and 2020, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

Principal Repayments

Following are the expected maturities for the Company's debt obligations as of June 30, 2021 ($ in millions):

2021	$17.7
2022	5.8
2023	393.6
2024	4.6
2025	190.7
Thereafter	686.4
Total	$1,298.8

Fair Value of Debt

At June 30, 2021 and December 31, 2020, the fair market value of the Company's 6.875% senior unsecured notes was $370.6 million and $371.0 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2021 and December 31, 2020 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

Debt Issuance Costs

In conjunction with amendment to our Credit Agreement on February 10, 2021, the Company capitalized approximately $14.5 million of debt issuance costs during six months ended June 30, 2021 which will be amortized over the term of the various facilities under the amended Credit Agreement.

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

On June 30, 2021 the Company entered into pay-fixed, receive-variable interest rate swaps with a maturity date of December 31, 2027. The instruments hedge a portion of the Company’s debt facility through the Credit Agreement. Under the terms of the interest rate swaps, SWM will pay a fixed amount of interest each period in an amount equal to 0.974% and 1.4135% on notional amounts of $260 million and $140 million, respectively, and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•June 30, 2021 - December 31, 2021     $400 million notional
•December 31, 2021 - December 31, 2024    $350 million notional
•December 31, 2024 - December 31, 2025    $300 million notional
•December 31, 2025 - December 31,2026    $200 million notional
•December 31, 2026 - December 31, 2027    $190 million notional

On September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the Credit Agreement. Under the terms of the interest rate swap, SWM will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•September 13, 2019 - December 31, 2020    $185 million notional
•December 31, 2020 - December 31, 2021    $150 million notional
•December 31, 2021 - January 31, 2027    $100 million notional

The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates.

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

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at June 30, 2021 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.3	Accrued expenses and other current liabilities	$5.8
Foreign exchange contracts	Other assets	—	Other liabilities	8.2
Interest rate contracts	Accounts receivable, net	0.2	Other liabilities	5.8
Total derivatives designated as hedges		1.5		19.8

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.2
Total derivatives not designated as hedges		—		0.2
Total derivatives		$1.5		$20.0

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

The following table provides the gross effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized (Loss) Gain Recognized in AOCI on Derivatives, Net of Tax				Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,		June 30,
	2021	2020	2021	2020		2021	2020	2021	2020
Derivatives designated as cash flow hedge
Foreign exchange contracts	$0.7	$(0.8)	$0.1	$(5.8)	Net sales	$(0.4)	$(1.0)	$(1.0)	$(1.6)
Foreign exchange contracts	(1.0)	0.9	(0.1)	1.4	Other income (expense), net	(1.2)	0.4	(0.6)	1.0
Interest rate contracts	(2.1)	(0.8)	2.0	(9.0)	Interest expense	—	—	—	—
Derivatives designated as net investment hedge
Foreign exchange contracts	(1.8)	(5.4)	5.2	6.6	Other income (expense), net	—	—	—	—
Total	$(4.2)	$(6.1)	$7.2	$(6.8)		$(1.6)	$(0.6)	$(1.6)	$(0.6)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and six months ended June 30, 2021 or 2020, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended June 30, 2021 and 2020, respectively, $1.0 million and $2.0 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the six months ended June 30, 2021 and 2020, respectively, $2.1 million and $3.5 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain Recognized in Income	Amount of Gain (loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign exchange contracts	Other income (loss), net	$6.3	$0.3	$(0.3)	$0.5

12. Commitments and Contingencies

Litigation

Brazil

Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), a form of value-added tax in Brazil, was assessed to SWM-B in December of 2000. SWM-B received two assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. SWM-B contested the Raw Materials Assessments based on Article 150, VI of the Brazilian Federal Constitution of 1988, which grants immunity from ICMS taxes to papers intended for printing books, newspapers and periodicals, on the ground that tax immunity extends to the raw material inputs used to produce such papers. In 2015, the first chamber of the Federal Supreme Court decided the first Raw Materials Assessment in favor of SWM-B.  Different chambers of the Federal Supreme Court decided one Raw Materials Assessment in favor of SWM-B and the other against SWM-B. SWM-B recorded a liability of $8.6 million in Other Liabilities to satisfy the adverse judgment in the second quarter of 2019 and continued to pursue appeals. On April 9, 2021, SWM-B resolved the remaining Raw Materials Assessment by paying $2.6 million under a tax amnesty program. All litigation is now concluded and this matter is fully resolved. As the result of the favorable settlement, we recognized a total benefit of $6.1 million in the first quarter of 2021, of which $4.5 million was in Interest expense and $1.6 million was in Other expense, net.

SWM-B received assessments from the tax authorities of the State for unpaid ICMS and Fundo Estadual de Combate à Pobreza ("FECP," a value-added tax similar to ICMS) taxes on interstate purchases of electricity.  The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.7 million and $7.2 million, respectively, based on the foreign currency exchange rate at June 30, 2021), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.6 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $8.0 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are being appealed to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France, United Kingdom, Italy, and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States and Canada. The Company’s Canadian and Italian pension benefits and U.S. and Canadian OPEB liability are not material and therefore are not included in the following disclosures.

Pension and OPEB Benefits

The components of net pension benefit costs for U.S., French and UK employees during the three or six months ended June 30, 2021 and 2020 were as follows ($ in millions):

	Three Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		UK Pension Benefits
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$0.4	$0.3	$—	$—
Interest cost	0.7	1.0	0.1	0.1	0.8	—
Expected return on plan assets	(1.0)	(1.3)	—	—	(0.9)	—
Amortizations and other	0.9	0.8	0.2	0.1	—	—
Net periodic benefit cost	$0.6	$0.5	$0.7	$0.5	$(0.1)	$—

	Six Months Ended June 30,
	U.S. Pension Benefits		French Pension Benefits		UK Pension Benefits
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$0.7	$0.6	$—	$—
Interest cost	1.4	1.9	0.1	0.1	0.8	—
Expected return on plan assets	(2.0)	(2.5)	—	—	(0.9)	—
Amortizations and other	1.8	1.6	0.5	0.4	—	—
Net periodic benefit cost	$1.2	$1.0	$1.3	$1.1	$(0.1)	$—

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Therefore, the Company does not assert indefinite reinvestment on earnings generated after December 31, 2017. The Company provides for deferred non-U.S. withholding taxes and U.S. state taxes on hypothetical repatriation of earnings generated after December 31, 2017.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three or six months ended June 30, 2021 or 2020.

The Company's effective tax rate was 140.0% and 20.8% for the three months ended June 30, 2021 and 2020, respectively. The increase was materially due to unfavorable discrete items and mix of earnings by jurisdiction. The Company's effective tax rate from continuing operations was 35.7% and 19.9% for the six months ended June 30, 2021 and 2020, respectively. The increase was materially due to unfavorable discrete items and mix of earnings by jurisdiction.

Note 15. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials & Structures and Engineered Papers. The AMS segment designs and produces resin-based rolled goods such as nets, films and meltblown materials, typically through an extrusion process or other non-woven technologies across the filtration, transportation, healthcare, construction, and industrial end-markets, and it provides converting and adhesive and other coating services related to some of these products. AMS segment consists of the operations of various acquisitions. The EP segment primarily produces various cigarette papers and Recon for sale to cigarette manufacturers. The EP segment also includes non-tobacco paper for battery separators, printing and writing, drinking straw wrap and furniture laminates.

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

($ in millions)	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
AMS	$252.0	66.7%	$132.8	52.2%	$415.0	62.3%	$255.7	49.6%
EP	125.8	33.3	121.4	47.8	251.0	37.7	260.0	50.4
Total Consolidated	$377.8	100.0%	$254.2	100.0%	$666.0	100.0%	$515.7	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
AMS	$18.9	118.9%	$13.1	38.1%	$40.2	81.4%	$26.8	39.1%
EP	24.2	152.2	31.7	92.1	54.1	109.5	65.1	95.0
Unallocated	(27.2)	(171.1)	(10.4)	(30.2)	(44.9)	(90.9)	(23.4)	(34.1)
Total Consolidated	$15.9	100.0%	$34.4	100.0%	$49.4	100.0%	$68.5	100.0%

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

COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (including its variant strains) on all aspects of our business. In general, many areas that were resilient to the economic challenges and volatility in 2020 remain healthy, such as tobacco, healthcare, and filtration, while those areas that were most affected, such as transportation and construction, began improving during the fourth quarter of 2020 and continued to perform well during 2021. At present, all of our facilities are operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. Many of the Company’s products in our AMS segment have been deemed “essential” (e.g., filtration and healthcare) by local governments and thus the production facilities are not expected to have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.
Given the recent financial results, we believe the Company’s operating cash flows and available liquidity are ample to support operations and financial obligations. The Company also continues to actively assess the credit worthiness of its customers in the context of the potential business disruptions from COVID-19 but has not yet seen evidence of a material change to its ability to collect accounts receivable balances.
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

End-markets and sales. Management believes many of the Company’s end-markets have been and will remain relatively insulated from COVID-19-related economic challenges; however, some end-markets were temporarily negatively affected by decreased demand, particularly transportation, which has recovered since the peak impacts in mid-2020. In addition, sales results may continue to demonstrate some variability as customers manage inventories and safety stocks to protect against future potential supply chain disruptions.

Tobacco (EP) – The Company’s largest single end-market is the tobacco industry, which has not been materially affected by the pandemic. The Company believes customers increased their inventory levels in 2020 to minimize supply chain impacts of potential future COVID-19 related disruptions.

Healthcare (AMS) – Management believes sales of these products, mostly consumables, are not sensitive to COVID-19-related economic weakness, with the exception of those used in hospitals as consumer foot traffic has been reduced due to minimizing non-essential visits.

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
Liquidity & Debt Overview. The Company currently has $1,280.9 million of total debt, $65.9 million of cash, and undrawn capacity on its $500.0 million revolving line of credit facility (the "Revolving Credit Facility") of $107.1 million at the end of the second quarter of 2021. Per the terms of the Company's $700.0 million credit agreement (the "Credit Agreement"), net leverage was 4.4x at the end of the second quarter, versus a maximum covenant ratio of 4.5x, though covenants contain an acquisition-related provision, allowing net leverage to reach 5.0x throughout 2021. The Company’s nearest debt maturity is the Revolving Credit Facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 30,		Percent of Net Sales		June 30,		Percent of Net Sales
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$377.8	$254.2	100.0%	100.0%	$666.0	$515.7	100.0%	100.0%
Gross profit	88.1	74.3	23.3	29.2	168.9	148.6	25.4	28.8
Restructuring & impairment expense	2.3	1.6	0.6	0.6	4.0	1.7	0.6	0.3
Operating profit	15.9	34.4	4.2	13.5	49.4	68.5	7.4	13.3
Interest expense	13.1	8.1	3.5	3.2	16.0	15.0	2.4	2.9
Net income	$1.8	$21.5	0.5%	8.5%	$23.4	$44.0	3.5%	8.5%
Diluted earnings per share	$0.06	$0.68			$0.74	$1.40
Cash provided by operations	$7.1	$44.2			$19.8	$49.3
Capital spending	$9.2	$7.5			$16.3	$14.9

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Net Sales
($ in millions)

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change
Advanced Materials & Structures	$252.0	$132.8	$119.2	89.8%
Engineered Papers	125.8	121.4	4.4	3.6
Total	$377.8	$254.2	$123.6	48.6%

Net sales were $377.8 million in the three months ended June 30, 2021 compared with $254.2 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental net sales from Scapa	$95.0	37.4%
Changes in volume, product mix and selling prices (excluding Scapa)	20.3	7.9
Changes due to net foreign currency impacts	8.9	3.5
Changes due to royalties	(0.6)	(0.2)
Total	$123.6	48.6%

AMS segment net sales were $252.0 million for the three months ended June 30, 2021 compared to $132.8 million during the prior-year period. The increase of $119.2 million or 89.8% included the benefit from the Scapa acquisition (completed April 15, 2021). Scapa net sales were $95.0 million for the three months ended June 30, 2021. The increase in organic sales reflected rapid growth in transportation sales as they continued to rebound sharply from negative COVID-19 impacts that began early in 2020. Filtration sales were up over 25%, with strong gains across water, process, and air filtration product lines, as were construction sales, with broad strength across building materials and infrastructure products. Healthcare sales (excluding Scapa) declined as certain products that saw short-term COVID-related demand spikes, such as facemask materials, started to normalize. Industrial sales declined during the quarter though mostly in lower-margin products.

EP segment net sales during the three months ended June 30, 2021 of $125.8 million increased by $4.4 million, or 3.6%, versus net sales of $121.4 million in the prior-year quarter. The increase in net sales was primarily the result of 3% volume increase and unfavorable price/mix of 4%, which were partially offset by a 6% currency benefit (related to the Euro). The negative price/mix effect was primarily a function of lower LIP volumes, as certain customers resumed more normalized order patterns versus 2020 when they built inventories.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2021	June 30, 2020	Change		2021	2020
Net sales	$377.8	$254.2	$123.6	48.6%	100.0%	100.0%
Cost of products sold	289.7	179.9	109.8	61.0	76.7	70.8
Gross profit	$88.1	$74.3	$13.8	18.6%	23.3%	29.2%

Gross profit increased by $13.8 million during the three months ended June 30, 2021 to $88.1 million versus the prior-year period of $74.3 million.

AMS gross profit increased by $19.9 million, primarily due to the incremental benefit of the acquired Scapa business and strong organic sales growth, partially offset by higher input costs, primarily of polypropylene resin.

In the EP segment, gross profit decreased by $6.0 million, primarily due to unfavorable price/mix impacts from lower LIP volumes, higher wood pulp input costs, and inefficiencies related to the transition of certain volumes from the recently closed Spotswood, NJ facility to other sites. These negative factors were partially offset by $4.0 million of favorable foreign currency exchange.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2021	June 30, 2020	Change		2021	2020
Selling expense	$11.9	$8.8	$3.1	35.2%	3.1%	3.5%
Research expense	5.4	3.6	1.8	50.0	1.4	1.4
General expense	52.6	25.9	26.7	103.1	14.0	10.2
Nonmanufacturing expenses	$69.9	$38.3	$31.6	82.5%	18.5%	15.1%

Nonmanufacturing expenses in the three months ended June 30, 2021 increased by $31.6 million to $69.9 million from $38.3 million in the prior-year period. The increase included $12.1 million of transaction and integration costs associated with the Scapa acquisition, other SG&A costs from Scapa operations, and higher deferred compensation expenses and third-party consulting expenses.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent of Net Sales
	June 30, 2021	June 30, 2020	Change	2021	2020
Advanced Materials & Structures	$—	$0.5	$(0.5)	—%	0.4%
Engineered Papers	2.3	1.1	1.2	1.8	0.9
Unallocated expenses	—	—	—	—	—
Total	$2.3	$1.6	$0.7	0.6%	0.6%

The Company incurred total restructuring and impairment expense of $2.3 million and $1.6 million in the three months ended June 30, 2021 and 2020, respectively. In the 2021 period, restructuring expense in the EP segment included $0.9 million related to the 2020 decision to shut down the Spotswood, New Jersey facility and included costs associated with closing the facility, maintaining the property and preparing it for sale.

In the 2021 period the EP segment also recognized $1.4 million of restructuring expenses related to severance accruals for employees at other manufacturing facilities.

In the comparable 2020 period, restructuring expense primarily related to severance accruals for employees at our manufacturing operations in the U.S., Brazil, France and Poland.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2021	June 30, 2020	Change		2021	2020
Advanced Materials & Structures	$18.9	$13.1	$5.8	44.3%	7.5%	9.9%
Engineered Papers	24.2	31.7	(7.5)	(23.7)	19.2	26.1
Unallocated expenses	(27.2)	(10.4)	(16.8)	161.5
Total	$15.9	$34.4	$(18.5)	(53.8)%	4.2%	13.5%

Operating profit was $15.9 million in the three months ended June 30, 2021 compared with $34.4 million during the prior-year period.

The AMS segment's operating profit in the three months ended June 30, 2021 was $18.9 million compared to $13.1 million in the prior-year period. The increase of $5.8 million, or 44.3%, was driven by strong organic sales growth and the incremental benefit of the acquired Scapa business, partially offset by $7.1 million higher purchase accounting expenses associated with Scapa acquisition. The profit margin percentage decline was primarily attributable to higher raw material costs as the magnitude and speed of the inflationary pressure was not fully offset by pricing actions during the quarter.

The EP segment's operating profit in the three months ended June 30, 2021 was $24.2 million, a decrease of $7.5 million, or 23.7%, from $31.7 million in the prior-year period.  The decrease was primarily driven by lower sales in high-margin LIP products, significant wood pulp cost increases, and the inefficiencies related to the Spotswood closure and transition. Currency movements resulted in a $3.1 million benefit to operating profit, mainly from the Euro and Brazilian Real.

Unallocated expenses in the three months ended June 30, 2021 were $27.2 million compared to $10.4 million in the prior-year period, an increase of $16.8 million, or 161.5%, primarily due to Scapa acquisition and integration related costs of $12.1 million, largely comprised of third-party advisory and diligence costs, transaction fees, and integration expenses. The increase also included $1.5 million of costs incurred within Scapa as shared services for corporate functions such as finance, HR, and IT, which were reported in the Company's segment financials as unallocated expenses. The remainder of the increase was driven by higher certain administrative costs, third-party consulting fees for HR and finance, as well as higher IT expenses to support the growth of the business.

Non-Operating Expenses

Interest expense was $13.1 million in the three months ended June 30, 2021, an increase from $8.1 million in the prior-year period. The increase was primarily due to higher average debt balances as a result of the Scapa acquisition which closed in April 2021.

Other expense, net, was $0.3 million during the three months ended June 30, 2021 unchanged from prior year quarter.

Income Taxes

A $3.5 million provision for income taxes in the three months ended June 30, 2021 resulted in an effective tax rate of 140.0% compares with 20.8% in the prior-year quarter. The increase was materially due to unfavorable discrete items and mix of earnings by jurisdiction.

Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $2.8 million in the three months ended June 30, 2021 compared with income of $0.9 million during the prior-year period, and reflects the results of operations of CTM and CTS.

Net Income and Income per Share

Net income in the three months ended June 30, 2021 was $1.8 million, or $0.06 per diluted share, compared with $21.5 million, or $0.68 per diluted share, during the prior-year period.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Net Sales
($ in millions)

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change
Advanced Materials & Structures	$415.0	$255.7	$159.3	62.3%
Engineered Papers	251.0	260.0	(9.0)	(3.5)
Total	$666.0	$515.7	$150.3	29.1%

Net sales were $666.0 million in the six months ended June 30, 2021 compared with $515.7 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental net sales from Scapa	$95.0	18.4%
Changes in volume, product mix and selling prices (excluding Scapa)	39.4	7.6
Changes due to net foreign currency impacts	16.1	3.1%
Changes due to royalties	(0.2)	—
Total	$150.3	29.1%

AMS segment net sales were $415.0 million for the six months ended June 30, 2021 compared to $255.7 million during the prior-year period. The increase of $159.3 million, or 62.3%, included the benefit from the Scapa acquisition of $95.0 million (completed April 15, 2021) and Tekra acquisition (completed March 13, 2020). The increase in organic sales was driven by strong double digit gains in filtration, transportation, and construction end-markets. Transportation sales continued to rebound sharply from COVID-19 related pressures that began early in 2020. Filtration and construction end-markets also delivered strong sales increase, with gains across water, process, and air filtration product lines, as well as building materials and infrastructure products. Healthcare sales declined due to certain products that benefited from COVID-19 related demand in the prior year. Industrial sales declined mostly in lower-margin product lines.

EP segment net sales during the six months ended June 30, 2021 of $251.0 million decreased by $9.0 million versus net sales of $260.0 million in the prior-year period.  The decrease in net sales was primarily the result of the volume decline in LIP sales, and unfavorable price/mix impacts of 6%, partially offset by a 5% currency benefits mainly related to the Euro.

Gross Profit
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2021	June 30, 2020	Change		2021	2020
Net sales	$666.0	$515.7	$150.3	29.1%	100.0%	100.0%
Cost of products sold	497.1	367.1	130.0	35.4	74.6	71.2
Gross profit	$168.9	$148.6	$20.3	13.7%	25.4%	28.8%

Gross profit increased by $20.3 million during the six months ended June 30, 2021 to $168.9 million versus the prior-year period of $148.6 million. AMS gross profit increased by $29.1 million primarily due to the incremental benefit of the acquired Scapa and Tekra business and strong organic sales growth in transportation, filtration, and construction end-markets, partially offset by higher input costs, primarily of polypropylene resin. In the EP segment, gross profit decreased by $8.8 million, primarily due to negative price/mix impacts, significantly higher wood pulp costs, and inefficiencies related to the Spotswood transition, partially offset by favorable impact of foreign currency movements.

Nonmanufacturing Expenses
($ in millions)

	Six Months Ended			Percent Change	Percent of Net Sales
	June 30, 2021	June 30, 2020	Change		2021	2020
Selling expense	$21.0	$18.3	$2.7	14.8%	3.2%	3.5%
Research expense	9.2	6.8	2.4	35.3	1.4	1.3
General expense	85.3	53.3	32.0	60.0	12.8	10.3
Nonmanufacturing expenses	$115.5	$78.4	$37.1	47.3%	17.4%	15.1%

Nonmanufacturing expenses in the six months ended June 30, 2021 increased by $37.1 million to $115.5 million from $78.4 million in the prior-year period. The increase included $15.7 million of transaction and integration costs associated with the Scapa acquisition, other SG&A costs from Scapa operations, and higher deferred compensation expenses and third party consulting expenses.

Restructuring and Impairment Expense
($ in millions)

	Six Months Ended			Percent of Net Sales
	June 30, 2021	June 30, 2020	Change	2021	2020
Advanced Materials & Structures	$—	$0.5	$(0.5)	—%	0.2%
Engineered Papers	4.0	1.2	2.8	1.6	0.5
Unallocated expenses	—	—	—	—	—
Total	$4.0	$1.7	$2.3	0.6%	0.3%

The Company incurred total restructuring and impairment expense of $4.0 million in the six months ended June 30, 2021 compared with $1.7 million in the six months ended June 30, 2020. In the 2021 period, restructuring expense included $2.4 million in the EP segment relating to severance and other accruals as a result of the decision to shut down the Spotswood, New Jersey facility.

In the 2021 period the EP segment also recognized $1.6 million of restructuring expenses primarily related to severance accruals at our manufacturing operations in France. In the comparable 2020 period, the restructuring expense primarily related to severance accruals for employees at our manufacturing operations in the U.S., Brazil, France and Poland.

In the AMS segment, the Company recognized no restructuring and impairment expense in the 2021 period versus $0.5 million in the 2020 period related to severance accruals as a result of department realignments.

Operating Profit
($ in millions)

	Six Months Ended			Percent Change	Return on Net Sales
	June 30, 2021	June 30, 2020	Change		2021	2020
Advanced Materials & Structures	$40.2	$26.8	$13.4	50.0%	9.7%	10.5%
Engineered Papers	54.1	65.1	(11.0)	(16.9)	21.6	25.0
Unallocated expenses	(44.9)	(23.4)	(21.5)	(91.9)
Total	$49.4	$68.5	$(19.1)	(27.9)%	7.4%	13.3%

Operating profit was $49.4 million in the six months ended June 30, 2021 compared with $68.5 million during the prior-year period.

The AMS segment's operating profit in the six months ended June 30, 2021 was $40.2 million compared to $26.8 million in the prior-year period. The increase of $13.4 million, or 50.0%, primarily reflected strong organic sales growth and the incremental benefit of the acquired Scapa business, partially offset by higher raw material costs as well as $8.0 million higher purchase accounting expenses associated with Scapa acquisition. The negative net impact from higher input costs, which accelerated throughout the period and had not yet been offset by selling price increases the Company has begun implementing, resulted in a lower operating profit margin of 9.7% in the six months ended June 30, 2021 compared to 10.5% in the prior-year period.

The EP segment's operating profit in the six months ended June 30, 2021 was $54.1 million, a decrease of $11.0 million, or 16.9%, from $65.1 million in the prior-year period.  The decrease was primarily due to lower gross profit as a result of a significant increase in wood pulp prices which had not yet been offset by selling price increases, which will be effective in the second half of the year. Operating profit in the first half of 2021 was also negatively impacted by higher restructuring expenses and Spotswood transition inefficiencies as discussed above. Currency movements resulted in a $6.1 million benefit to operating profit, due mostly to lower local currency operating costs in Brazil Real and strength of the Euro.

Unallocated expenses in the six months ended June 30, 2021 were $44.9 million compared to $23.4 million in the prior-year period, an increase of $21.5 million, or 91.9%, primarily due to $15.7 million transaction and integration costs related to the Scapa acquisition, and $1.5 million of costs incurred within Scapa as shared services for corporate functions such as finance, HR, and IT, which were reported in the Company's segment financials as unallocated expenses. The remainder of the increase related to higher administrative and third party consulting costs to support growth of the business.

Non-Operating Expenses

Interest expense was $16.0 million in the six months ended June 30, 2021, an increase from $15.0 million in the prior-year period. Excluding a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments as discussed in Note 12. Contingencies of the notes to the unaudited condensed consolidated financial statements, the interest expense increased $5.5 million due mainly to higher average debt balances as a result of the Scapa acquisition which closed in April 2021.

Other expense, net, was $2.9 million during the six months ended June 30, 2021, compared to Other income of $0.3 million during the six months ended June 30, 2020. The 2021 period included $6.9 million realized foreign currency loss related to timing of the Scapa acquisition cash settlement. This expense was partially offset by $1.6 million favorable Brazil tax assessment settlement and $2.0 million sale of carbon dioxide credits in France.

Income Taxes

A $10.9 million provision for income taxes in the six months ended June 30, 2021 resulted in an effective tax rate of 35.7% compared with 19.9% in the prior-year period.  The increase was materially due to unfavorable discrete items and mix of earnings by jurisdiction.

Income from Equity Affiliates

Income from equity affiliates was $3.8 million in the six months ended June 30, 2021 compared with income of $0.9 million during the prior-year period, due to increased volumes.

Net Income and Income per Share

Net income in the six months ended June 30, 2021 was $23.4 million, or $0.74 per diluted share, compared with $44.0 million, or $1.40 per diluted share, during the prior-year period.

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

Cash Requirements

As of June 30, 2021, $54.7 million of the Company's $65.9 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations. We believe the proceeds from our Term Loan B Facility (as defined below) along with our existing credit facilities will be sufficient to fund our current growth plan.

Cash Provided by Operations

Net cash provided by operations was $19.8 million in the six months ended June 30, 2021 compared with $49.3 million in the prior-year period. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows as well as cash costs related to advisory fees, transaction expenses, and integration costs all relating to the Scapa acquisition.

Working Capital

As of June 30, 2021, the Company had net working capital of $352.6 million, including cash and cash equivalents of $65.9 million, compared with net working capital of $232.3 million, including cash and cash equivalents of $54.7 million as of December 31, 2020.  These changes primarily reflect the timing of payments and collections as well as increased raw material prices and timing of shipments.

In the six months ended June 30, 2021, net changes in operating working capital used cash of $51.0 million, up from $30.2 million in the prior year period, reflecting strong sales growth, particularly in AMS.

Cash Used for Investing

Cash used for investing activities during the six months ended June 30, 2021 was $649.0 million, compared to $183.8 million in the prior-year. The change primarily reflects the net $630.5 million consideration to acquire Scapa versus $169.3 million Tekra in prior year. Capital spending and capitalized software totaled $17.6 million, up $1.0 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2021, financing activities consisted of $703.7 million proceeds from borrowings under the revolving credit facility primarily to fund the Scapa acquisition including $350 million under the Term Loan B Facility and $313 million incremental borrowings of revolver loans, $27.6 million in cash paid for dividends declared to SWM stockholders, $17.8 million payments on long-term debt, $14.5 million payment for debt issuance costs associated with the amendment of our Credit Agreement as discussed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, and share repurchases of $3.1 million.

In the prior-year period, financing activities consisted of $212.0 million net proceeds from borrowings under the Revolving Credit Facility primarily to fund the Tekra acquisition, $27.4 million in cash paid for dividends declared to SWM stockholders, $87.1 million payments on long-term debt, and share repurchases of $0.9 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 4, 2021, we announced a cash dividend of $0.44 per share payable on September 24, 2021 to stockholders of record as of August 20, 2021. The covenants contained in our Indenture and Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Six Months Ended
	June 30, 2021	June 30, 2020
Proceeds from issuances of long-term debt	$703.7	$212.0
Payments on long-term debt	(17.8)	(87.1)
Net proceeds from borrowings	$685.9	$124.9

Net proceeds from borrowings were $685.9 million during the six months ended June 30, 2021.

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year Term Loan B facility, which provides for additional capacity of $350 million (the "Term Loan B Facility"). See Note 10. Debt of the notes to unaudited condensed consolidated financial statements for additional information about the Term Loan B Facility. Other than potential borrowings under the Term Loan B Facility, the Company does not expect to incur any significant additional borrowings during 2021.

Unused borrowing capacity under the Credit Agreement was $107.1 million as of June 30, 2021. We also had availability under our bank overdraft facilities of $6.3 million as of June 30, 2021.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at June 30, 2021. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Credit Agreement.

Our total debt to capital ratios, as calculated under the Credit Agreement, at June 30, 2021 and December 31, 2020 were 66.2% and 47.7%, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item
303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, integration, and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, the expected benefits and accretion of the Scapa acquisition and integration and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words. These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the following factors:

•Risks associated with pandemics and other public health emergencies, including the continued impact of, and the governmental and third party response to, the COVID-19 pandemic (including its variant strains);
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
•Changes in the source and intensity of competition in our commercial segments;
•Our ability to attract and retain key personnel;
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
•Potential loss of consumer awareness and demand for acquired companies’ products if it is decided to rebrand those products under the Company’s legacy brand names; and
•Other factors described elsewhere in this document and from time to time in documents that we file with the SEC..

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2021 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2021, the Company completed the acquisition of Scapa. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management excluded Scapa from its interim evaluation of internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2021, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2021	66,729	$45.83	—	—	—
April 1 -30, 2021	1,057	46.40	—	—	—
May 1-31, 2021	—	—	—	—	—
June 1-30. 2021	—	—	—	—	—
Total Year-to-Date 2021	67,786	$45.84	—	$—	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

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

August 4, 2021

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

August 4, 2021

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