Form 10-Q
period 2021-09-30
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2021-11-03
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	September 30, 2021
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,458,255 shares of common stock issued and outstanding as of November 3, 2021.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$383.6	$279.3	$1,049.6	$795.0
Cost of products sold	298.4	199.1	795.5	566.2
Gross profit	85.2	80.2	254.1	228.8

Selling expense	13.2	9.0	34.2	27.3
Research and development expense	5.7	3.6	14.9	10.4
General expense	41.4	24.6	126.7	77.9
Total nonmanufacturing expenses	60.3	37.2	175.8	115.6

Restructuring and impairment expense	1.9	6.0	5.9	7.7
Operating profit	23.0	37.0	72.4	105.5
Interest expense	15.3	7.8	31.3	22.8
Other income (expense), net	3.7	(1.0)	0.8	(0.7)
Income before income taxes and income from equity affiliates	11.4	28.2	41.9	82.0

Provision for income taxes	1.5	4.8	12.4	15.5
Income from equity affiliates, net of income taxes	2.3	1.1	6.1	2.0
Net income	$12.2	$24.5	$35.6	$68.5

Net income per share - basic:
Net income per share – basic	$0.38	$0.78	$1.13	$2.19

Net income per share – diluted:
Net income per share – diluted	$0.38	$0.78	$1.12	$2.18

Weighted average shares outstanding:

Basic	31,046,100	30,909,700	31,022,100	30,805,300

Diluted	31,401,000	31,142,500	31,381,600	31,020,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$12.2	$24.5	$35.6	$68.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20.2)	7.2	(20.7)	4.3

Unrealized gain (losses) on derivative instruments	1.3	—	3.3	(13.4)
Less: Reclassification adjustment for gain on derivative instruments included in net income	0.4	0.8	2.0	1.4

Net loss from postretirement benefit plans	—	—	—	(0.3)
Amortization of postretirement benefit plans' costs included in net periodic cost	0.9	0.8	3.4	2.4
Other comprehensive (loss) income	(17.6)	8.8	(12.0)	(5.6)
Comprehensive (loss) income	$(5.4)	$33.3	$23.6	$62.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$73.6	$54.7
Accounts receivable, net	242.2	148.5
Inventories	261.3	179.7
Income taxes receivable	17.1	6.2
Other current assets	15.6	7.3
Total current assets	609.8	396.4

Property, plant and equipment, net	467.5	339.0
Deferred income tax benefits	0.1	2.6
Investment in equity affiliates	65.4	59.3
Goodwill	660.0	403.7
Intangible assets	526.5	314.7
Other assets	90.5	69.2
Total assets	$2,419.8	$1,584.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$18.0	$2.8
Accounts payable	116.7	60.5
Income taxes payable	7.6	2.7
Accrued expenses and other current liabilities	104.3	100.9
Total current liabilities	246.6	166.9

Long-term debt	1,288.2	590.5
Long-term income tax payable	16.6	17.7
Pension and other postretirement benefits	39.5	36.5
Deferred income tax liabilities	109.3	45.1
Other liabilities	83.9	78.6
Total liabilities	1,784.1	935.3
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,456,984 and 31,324,745 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3.1	3.1
Additional paid-in-capital	99.3	92.2
Retained earnings	657.2	666.2
Accumulated other comprehensive loss, net of tax	(123.9)	(111.9)
Total stockholders’ equity	635.7	649.6
Total liabilities and stockholders’ equity	$2,419.8	$1,584.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2020	31,195,009	$3.1	$87.2	$654.1	$(137.0)	$607.4
Net income	—	—	—	24.5	—	24.5
Other comprehensive income, net of tax	—	—	—	—	8.8	8.8
Dividends declared ($0.44 per share)	—	—	—	(13.8)	—	(13.8)
Restricted stock issuances, net	(21,932)	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.4	—	—	1.4
Stock issued to directors as compensation	—	—	0.2	—	—	0.2
Deferred compensation directors stock trust	149,469	—	—	—	—
Purchases and retirement of common stock	(771)	—	—	—	—	—
Balance, September 30, 2020	31,321,775	$3.1	$88.8	$664.8	$(128.2)	$628.5

Balance, June 30, 2021	31,426,129	$3.1	$97.3	$658.9	$(106.3)	$653.0
Net income	—	—	—	12.2	—	12.2
Other comprehensive loss, net of tax	—	—	—	—	(17.6)	(17.6)
Dividends declared ($0.44 per share)	—	—	—	(13.9)	—	(13.9)
Restricted stock issuances, net	32,549	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.7	—	—	1.7
Stock issued to directors as compensation	588	—	0.3	—	—	0.3
Purchases and retirement of common stock	(2,282)	—	—	—	—	—
Balance, September 30, 2021	31,456,984	$3.1	$99.3	$657.2	$(123.9)	$635.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	68.5	—	68.5
Other comprehensive loss, net of tax	—	—	—	—	(5.6)	(5.6)
Dividends declared ($1.32 per share)	—	—	—	(41.2)	—	(41.2)
Restricted stock issuances, net	299,926	—	—	—	—	—
Stock-based employee compensation expense	—	—	5.5	—	—	5.5
Modification to director stock-based compensation plan	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	2,198	—	0.5	—	—	0.5
Deferred compensation directors stock trust	149,469	—	—	—	—	—
Purchases and retirement of common stock	(26,479)	—	—	(0.9)	—	(0.9)
Balance, September 30, 2020	31,321,775	$3.1	$88.8	$664.8	$(128.2)	$628.5

Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	35.6	—	35.6
Other comprehensive loss, net of tax	—	—	—	—	(12.0)	(12.0)
Dividends declared ($1.32 per share)	—	—	—	(41.5)	—	(41.5)
Restricted stock issuances, net	200,645	—	—	—	—	—
Stock-based employee compensation expense	—	—	6.3	—	—	6.3
Stock issued to directors as compensation	1,662	—	0.8	—	—	0.8
Purchases and retirement of common stock	(70,068)	—	—	(3.1)	—	(3.1)
Balance, September 30, 2021	31,456,984	$3.1	$99.3	$657.2	$(123.9)	$635.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating
Net income	$35.6	$68.5
Non-cash items included in net income:
Depreciation and amortization	70.3	52.3
Deferred income tax	2.4	1.5
Pension and other postretirement benefits	(0.2)	2.6
Stock-based compensation	6.3	5.6
Income from equity affiliates	(6.1)	(2.0)
Brazil tax assessment accruals, net	(6.1)	—
Cash dividends received from equity affiliates	0.8	2.7
Other items	(4.4)	(4.7)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(30.4)	(21.9)
Inventories	(29.6)	1.7
Prepaid expenses	(2.4)	0.6
Accounts payable and other current liabilities	(0.9)	(1.5)
Accrued income taxes	(7.8)	2.1
Net changes in operating working capital	(71.1)	(19.0)
Net cash provided by operations	27.5	107.5
Investing
Capital spending	(23.8)	(20.7)
Capitalized software costs	(1.9)	(2.8)
Acquisitions, net of cash acquired	(630.6)	(169.3)
Other investing	(2.0)	2.3
Net cash used in investing	(658.3)	(190.5)
Financing

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash dividends paid to SWM stockholders	(41.5)	(41.2)
Proceeds from issuances of long-term debt	729.7	212.7
Payments on long-term debt	(19.5)	(124.6)
Purchases of common stock	(3.1)	(0.9)
Payments for debt issuance costs	(14.6)	—
Net cash provided by financing	651.0	46.0
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.3
Increase (decrease) in cash and cash equivalents	18.9	(36.7)
Cash and cash equivalents at beginning of period	54.7	103.0
Cash and cash equivalents at end of period	$73.6	$66.3

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$27.5	$17.9
Cash paid for taxes, net	$17.7	$11.0
Change in capital spending in accounts payable and accrued liabilities	$4.7	$3.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc. ("SWM," "we," or the "Company"), headquartered in the United States of America, is a multinational diversified producer of highly engineered solutions and advanced materials for a variety of industries. The Company maintains two operating product line segments: Advanced Materials & Structures ("AMS") and Engineered Papers ("EP").

The AMS segment offers design and manufacturing solutions for the filtration, transportation, healthcare, construction and industrial end-markets. We manufacture resin-based rolled goods such as nets, films and meltblown materials, bonding products and adhesive components, along with providing adhesives and other coating solutions and converting services for our customers.

The EP segment primarily serves the tobacco industry with production of various cigarette papers and reconstituted tobacco products ("Recon"). Traditional reconstituted tobacco leaf ("RTL") is used as a blend with virgin tobacco in cigarettes and used in the production of small cigars. Recon, as well as low ignition propensity ("LIP") cigarette paper, a specialty product with fire-safety features, are two key profit drivers, which together account for more than half of segment net sales. The EP segment also produces non-tobacco papers for premium applications, such as energy storage and industrial commodity paper grades.

We conduct business in over 90 countries and operate 39 production locations worldwide, with facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Brazil, China, Italy, Malaysia, India and Poland.

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

The results of operations for the three or nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the continuing impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the periods ended September 30, 2021. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

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

Following is the Company’s Net sales disaggregated by revenue source ($ in millions). Sales and usage-based taxes are excluded from Net sales.

	Three Months Ended
	September 30, 2021			September 30, 2020
	AMS	EP	Total	AMS	EP	Total
Product revenues	$254.7	$112.7	$367.4	$135.8	$126.6	$262.4
Materials conversion revenues	2.9	9.6	12.5	2.5	12.5	15.0
Other revenues	2.5	1.2	3.7	0.6	1.3	1.9
Total revenues (1)	$260.1	$123.5	$383.6	$138.9	$140.4	$279.3
     (1) Revenues include net hedging gains and losses for the three months ended September 30, 2021 and 2020.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30, 2021			September 30, 2020
	AMS	EP	Total	AMS	EP	Total
Product revenues	$659.1	$334.8	$993.9	$379.9	$361.2	$741.1
Materials conversion revenues	8.8	36.4	45.2	11.3	35.5	46.8
Other revenues	7.2	3.3	10.5	3.4	3.7	7.1
Total revenues (1)	$675.1	$374.5	$1,049.6	$394.6	$400.4	$795.0
(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2021 and 2020.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	September 30, 2021			September 30, 2020
	AMS	EP	Total	AMS	EP	Total
United States	$152.3	$40.8	$193.1	$103.6	$45.3	$148.9
Europe and the former Commonwealth of Independent States	60.9	42.3	103.2	9.0	40.1	49.1
Asia/Pacific (including China)	32.3	16.0	48.3	21.9	30.0	51.9
Americas (excluding US)	8.1	11.8	19.9	1.6	11.9	13.5
Other foreign countries	6.5	12.6	19.1	2.8	13.1	15.9
Total revenues (1)	$260.1	$123.5	$383.6	$138.9	$140.4	$279.3
    (1) Revenues include net hedging gains and losses for the three months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30, 2021			September 30, 2020
	AMS	EP	Total	AMS	EP	Total
United States	$412.1	$116.6	$528.7	$275.7	$127.9	$403.6
Europe and the former Commonwealth of Independent States	134.5	139.8	274.3	32.7	123.4	156.1
Asia/Pacific (including China)	93.2	61.7	154.9	68.3	82.8	151.1
Americas (excluding US)	21.6	34.0	55.6	6.4	32.5	38.9
Other foreign countries	13.7	22.4	36.1	11.5	33.8	45.3
Total revenues (1)	$675.1	$374.5	$1,049.6	$394.6	$400.4	$795.0
(1) Revenues include net hedging gains and losses for the nine months ended September 30, 2021 and 2020.

Note 3. Other Comprehensive (Loss) Income

Comprehensive (loss) income includes Net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented Comprehensive (loss) income in the condensed consolidated statements of comprehensive (loss) income. Reclassification adjustments of derivative instruments are presented in Net sales, Other (expense) income, net, or Interest expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2021	December 31, 2020
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $11.6 million and $11.6 million at September 30, 2021 and December 31, 2020, respectively	$(17.1)	$(20.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.1 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively	(7.8)	(13.1)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $6.6 million and $10.1 million at September 30, 2021 and December 31, 2020, respectively	(99.0)	(78.3)
Accumulated other comprehensive loss	$(123.9)	$(111.9)

Changes in the components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$1.1	$(0.2)	$0.9	$1.1	$(0.3)	$0.8
Unrealized gain (loss) on derivative instruments	2.3	(0.6)	1.7	1.1	(0.3)	0.8
Unrealized (loss) gain on foreign currency translation	(20.1)	(0.1)	(20.2)	5.5	1.7	7.2
Total	$(16.7)	$(0.9)	$(17.6)	$7.7	$1.1	$8.8

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Unrealized gain (loss) on pension and OPEB liability adjustments	$3.4	$—	$3.4	$2.9	$(0.8)	$2.1
Unrealized gain (loss) on derivative instruments	6.1	(0.8)	5.3	(14.3)	2.3	(12.0)
Unrealized (loss) gain on foreign currency translation	(17.3)	(3.4)	(20.7)	0.6	3.7	4.3
Total	$(7.8)	$(4.2)	$(12.0)	$(10.8)	$5.2	$(5.6)

Note 4. Business Acquisitions

Scapa

On April 15, 2021, SWM completed its previously announced acquisition of Scapa Group plc (“Scapa”), a UK- based innovation, design, and manufacturing solutions provider for healthcare and industrial markets for aggregate cash consideration of $630.6 million, net of $22.7 million of Cash and cash equivalents acquired and including $568.9 million for the purchase of all Scapa ordinary shares, $75.9 million for the repayment of Scapa debt and $8.5 million for the repayment of acquisition costs incurred by Scapa. The acquisition adds to SWM’s portfolio of precision engineered performance materials, expands the Company’s innovation, design, and formulation capabilities, and brings a variety of new coating and converting technologies to SWM. Scapa, part of the AMS segment operates globally with manufacturing and sales operations in the Americas, Asia and Europe.

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

The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, including deferred taxes and the valuations of certain intangibles and personal property. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill which is assigned to the AMS reportable segment, is primarily attributable to expected revenue synergies and is not expected to be deductible for tax purposes. The estimated purchase price allocation disclosed as of June 30, 2021 was revised during the third quarter as new information was received and analyzed resulting in an increase in property, plant and equipment of $4.8 million, an increase in deferred tax liabilities of $3.1 million, and other adjustments as presented in the table below. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The consideration paid for Scapa, and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the April 15, 2021, acquisition date were as follows ($ in millions):

	Preliminary Fair Value as of September 30, 2021	Adjustments	Preliminary Fair Value as of April 15, 2021
Cash and cash equivalents	$22.7	$—	$22.7
Accounts receivable	67.7	—	67.7
Inventory	60.0	0.9	60.9
Other current assets	9.7	0.1	9.8
Property, plant and equipment	156.9	(4.8)	152.1
Identifiable intangible assets	246.2	—	246.2
Other noncurrent assets	25.4	0.9	26.3
Total assets	$588.6	$(2.9)	$585.7

Current debt	$15.0	$—	$15.0
Accounts payable and other current liabilities	$84.2	$1.7	85.9
Deferred income tax liabilities	64.6	$(3.1)	61.5
Other noncurrent liabilities	33.2	(0.1)	33.1
Net assets acquired	$391.6	$(1.4)	$390.2
Goodwill	261.7	1.4	263.1
Total consideration	$653.3	$—	$653.3

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

	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$205.4	15
Tradenames and other	7.7	10
Developed technology	33.1	7
Total amortizable intangible assets	$246.2

The preliminary estimate of deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and nine months ended September 30, 2021 the Company recognized direct and indirect acquisition-related costs for the Scapa acquisition of $0.0 million and $8.7 million, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income.

The amounts of Net sales and Income from Scapa included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

	Three months ended September 30, 2021	April 15, 2021 - September 30, 2021
Net sales	$107.1	$202.2
Net income (loss)	$1.8	$(4.2)

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amounts of Net sales and Net income of Tekra included in the Company's condensed consolidated income statement from the acquisition date are as follows ($ in millions):

	Three Months Ended September 30, 2020	March 13, 2020 - September 30, 2020
Net sales	$23.2	$53.7
Net income	$0.4	$0.1

Pro Forma Financial Information

The supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Scapa acquisition had occurred on January 1, 2020 and the Tekra acquisition had occurred on January 1, 2019 and therefore both included in the pro forma results for periods presented. The supplemental pro forma financial information includes the following adjustments related to the Scapa acquisition: amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the acquisition, transaction and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred. The supplemental pro forma financial information does not include Tekra net income for the period from January 1 - March 13, 2020 as preparation of this information was deemed impractical due to changes in the ownership structure of the acquired entities prior to the acquisition. For the nine months ended September 30, 2021, pro forma adjustments caused net income to increase by $10.3 million. For the three and nine months ended September 30, 2020 pro forma adjustments led to decreases in net income of $8.2 million and $35.4 million, respectively.

The supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa and Tekra acquisitions occurred as of January 1, 2020 and January 1, 2019, respectively, nor is it necessarily indicative of the of the future results of the combined company.

Three Months Ended
September 30, 2020
Net sales	$363.5
Net income	$15.0

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net sales	$1,180.2	$1,092.0
Net income (loss)(1)	$47.9	$(28.0)
(1) Supplemental pro forma financial information includes the impact of restructuring and the impairment of goodwill and intangible assets totaling $67.5 million on Scapa net income for the nine months ended September 30, 2020.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows ($ in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator (basic and diluted):
Net income	$12.2	$24.5	$35.6	$68.5
Less: Dividends paid to participating securities	(0.2)	(0.1)	(0.5)	(0.5)
Less: Undistributed earnings available to participating securities	—	(0.2)	—	(0.4)
Undistributed and distributed earnings available to common stockholders	$12.0	$24.2	$35.1	$67.6

Denominator:
Average number of common shares outstanding	31,046.1	30,909.7	31,022.1	30,805.3
Effect of dilutive stock-based compensation	354.9	232.8	359.5	214.8
Average number of common and potential common shares outstanding	31,401.0	31,142.5	31,381.6	31,020.1

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

	September 30, 2021	December 31, 2020
Raw materials	$113.8	$65.3
Work in process	43.4	23.2
Finished goods	95.7	83.5
Supplies and other	8.4	7.7
Total	$261.3	$179.7

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2020	$398.4	$5.3	$403.7
Goodwill acquired during the period	261.7	—	261.7
Foreign currency translation adjustments	(5.1)	(0.3)	(5.4)
Goodwill as of September 30, 2021	$655.0	$5.0	$660.0

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following ($ in millions):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$543.2	$110.8	$432.4
Developed technology	74.7	18.7	56.0
Trade names	19.0	2.3	16.7
Non-compete agreements	2.9	2.5	0.4
Patents	1.5	0.6	0.9
Total	$641.3	$134.9	$506.4

Unamortized Intangible Assets
Trade names	$20.1	$—	$20.1

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$343.9	$89.7	$254.2
Developed technology	42.4	14.2	28.2
Trade names	11.7	1.4	10.3
Non-compete agreements	2.9	2.4	0.5
Patents	1.5	0.5	1.0
Total	$402.4	$108.2	$294.2

Unamortized Intangible Assets
Trade names	$20.5	$—	$20.5

Amortization expense of intangible assets was $11.2 million and $6.8 million for the three months ended September 30, 2021 and 2020, respectively, and $28.4 million and $18.1 million for the nine months ended September 30, 2021 and 2020, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amortization method. The estimated average aggregate amortization expense is $44.3 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $1.9 million and $5.9 million in the three months ended September 30, 2021 and 2020, respectively, and $5.9 million and $7.1 million in the nine months ended September 30, 2021 and 2020, respectively, in the EP segment.

During the third quarter of 2021, we announced plans to close the Winkler, Manitoba facility in Canada. The decision was part of our ongoing manufacturing optimization efforts. The anticipated closure date is December 31, 2021.

As a result of this decision, $0.7 million of restructuring and impairment expense was recognized in the three months ended September 30, 2021 related to severance and other accruals. In the three months ended September 30, 2021, we also recorded $0.5 million of other restructuring related charges in Cost of products sold, including the write down of certain inventories to net realizable value and the acceleration of depreciation of machinery and equipment due to the change in the estimated lives of these assets.

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

As a result of this decision, $0.5 million of restructuring and impairment expense was recognized in the three months ended September 30, 2021 related to the costs associated with closing this facility, maintaining the property and preparing it for sale.

In addition to restructuring costs relating to the Spotswood and Winkler facilities, the EP segment recognized $0.7 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, related to severance accruals for employees at other manufacturing facilities. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment. The cost optimization initiative project started in 2019 and is expected to be completed in 2022. The EP segment has recognized $9.2 million of restructuring charges cumulatively through September 30, 2021 related to this project.

The Company expects to record additional restructuring and impairment and restructuring related costs in the EP segment during 2021 of approximately $0.5 million relating the closing of the Winkler, Manitoba facility for accelerated depreciation, severance and retention and $0.6 million relating to the shutdown of the Spotswood, New Jersey facility, primarily associated with closing the facility and maintaining the property until it is sold. The Company does not expect to incur significant restructuring expenses related to the cost optimization initiatives in the EP segment during the remainder of 2021.

In the AMS segment, there were insignificant restructuring and impairment expenses for the three months ended September 30, 2021 and 2020, respectively and $0.0 million and $0.5 million in the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes total restructuring and related charges for the three and nine months ended September 30, 2021 and 2020:

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restructuring and impairment expense:
Severance	$1.2	$5.7	$2.8	$7.4
Other	0.7	0.3	3.1	0.3
Total restructuring and impairment expense	$1.9	$6.0	$5.9	$7.7

Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$0.1	$1.2	$0.1	$1.2
Spare parts and inventory write-downs to estimated net realizable value	$0.4	$2.0	$0.4	$2.0
Total other restructuring related charges - Cost of products sold	$0.5	$3.2	$0.5	$3.2

Total restructuring costs and related charges	$2.4	$9.2	$6.4	$10.9

The following table summarizes changes in restructuring liabilities during the periods ended September 30, 2021 and 2020. ($ in millions):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance at beginning of year	$7.4	$0.5
Accruals for announced programs	2.8	7.7
Cash payments	(4.8)	(1.3)
Foreign exchange impact	(0.1)	—
Balance at end of period	$5.3	$6.9

Restructuring liabilities were classified within Accrued expenses and other current liabilities in each of the condensed consolidated balance sheets.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	September 30, 2021	December 31, 2020
Revolving credit facility - U.S. dollar borrowings	$414.0	$50.0
Term loan A facility	194.0	195.5
Term loan B facility	349.1	—
6.875% senior unsecured notes due October 1, 2026, net of discount of $5.4 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively	344.6	343.9
French employee profit sharing	3.8	5.0
Finance lease obligations	17.7	3.5
Debt issuance costs and discounts	(17.0)	(4.6)
Total debt	1,306.2	593.3
Less: Current debt	(18.0)	(2.8)
Long-term debt	$1,288.2	$590.5

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

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year $350 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250 million. The balance under the Term Loan B Facility was $349.1 million as of September 30, 2021.

Borrowings under the Revolving Credit Facility currently bear interest, at the Company’s option, at either (i) 2.25% in excess of LIBOR or (ii) 1.25% in excess of an alternative base rate. Borrowings under the Term Loan A Facility currently bear interest, at the Company’s option, at either (i) 2.50% in excess of LIBOR or (ii) 1.50% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Any borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75%) or (ii) 2.75% in excess of an alternative base rate.

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

The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2021.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2021.

As of September 30, 2021, the average interest rate was 2.44% on outstanding Revolving Credit Facility borrowings, 2.63% on outstanding Term Loan A Facility borrowings, and 4.50% on outstanding Term Loan B Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.12% and 3.98% for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, and December 31, 2020, the Company's total deferred debt issuance costs and discounts, net of accumulated amortization, were $17.0 million and $4.6 million, respectively. Amortization expense of $2.8 million and $1.0 million was recorded during the nine months ended September 30, 2021 and 2020, respectively, and has been included as a component of Interest expense in the accompanying condensed consolidated statements of income.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal Repayments

Following are the expected maturities for the Company's debt obligations as of September 30, 2021 ($ in millions):

2021	$15.9
2022	5.7
2023	419.2
2024	4.8
2025	190.8
Thereafter	686.8
Total	$1,323.2

Fair Value of Debt

At September 30, 2021 and December 31, 2020, the fair market value of the Company's 6.875% senior unsecured notes was $364.2 million and $371.0 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2021 and December 31, 2020 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

Debt Issuance Costs

In conjunction with the amendment to our Credit Agreement on February 10, 2021, the Company capitalized approximately $14.5 million of debt issuance costs during the nine months ended September 30, 2021 which will be amortized over the term of the various facilities under the amended Credit Agreement.

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

On June 30, 2021, the Company entered into pay-fixed, receive-variable interest rate swaps with a maturity date of December 31, 2027. The instruments hedge a portion of the Company’s debt facility through the Credit Agreement. Under the terms of the interest rate swaps, SWM will pay a fixed amount of interest each period in an amount equal to 0.974% and 1.4135% on notional amounts of $260 million and $140 million, respectively, and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 24, 2018, the Company entered into a cross-currency swap designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €65.4 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 3.6725% per annum. The cross-currency swap will mature on October 1, 2021.

On January 29, 2019, the Company entered into a cross-currency swap designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €66.0 million at maturity. On September 30, 2021, the term of the cross-currency swap was extended until October 1, 2031. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 5.117% per annum on €66.0 million.

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

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at September 30, 2021 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.7	Accrued expenses and other current liabilities	$1.3
Foreign exchange contracts	Other assets	—	Other liabilities	8.8
Interest rate contracts	Accounts receivable, net	0.2	Other liabilities	3.8
Total derivatives designated as hedges		2.9		13.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.2
Total derivatives not designated as hedges		—		0.2
Total derivatives		$2.9		$14.1

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at December 31, 2020 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.9	Accrued expenses	$11.0
Foreign exchange contracts	Other assets	—	Other liabilities	12.3
Interest rate contracts	Accounts receivable, net	0.3	Accrued expenses	—
Interest rate contracts	Other assets	—	Other liabilities	7.8
Total derivatives designated as hedges		$1.2		$31.1
Total derivatives		$1.2		$31.1

The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
	2021	2020	2021	2020		2021	2020	2021	2020
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(0.2)	$(0.3)	$(0.1)	$(6.1)	Net sales	$(0.3)	$(0.9)	$(1.3)	$(2.5)
Foreign exchange contracts	(0.4)	—	(0.5)	1.4	Other (expense) income, net	(0.1)	0.1	(0.7)	1.1
Interest rate contracts	1.9	0.2	3.9	(8.8)
Derivatives designated as net investment hedge
Foreign exchange contracts	1.9	(10.0)	7.1	(3.4)
Total gain (loss)	$3.2	$(10.1)	$10.4	$(16.9)		$(0.4)	$(0.8)	$(2.0)	$(1.4)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and nine months ended September 30, 2021 or 2020, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended September 30, 2021 and 2020, respectively, $2.4 million and $1.4 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense. For the nine months ended September 30, 2021 and 2020, respectively, $4.5 million and $4.9 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Foreign exchange contracts	Other income (loss), net	$(0.3)	$(0.6)	$(0.6)	$(0.1)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies

Litigation

Brazil

SWM-B received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B, one for May 2006 - November 2007, a second for January 2008 - December 2010, a third for September 2011 - September 2013, which was replaced by a smaller assessment for January - June 2013, and a fourth for July 2013 - December 2017 (collectively the "Electricity Assessments").  SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the first-level court Junta de Revisão Fiscal and the appellate court Conselho de Contribuintes) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer."  In 2014, a majority of the Conselho de Contribuintes sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($3.4 million and $6.6 million, respectively, based on the foreign currency exchange rate at September 30, 2021), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds by the Conselho de Contribuintes in 2018 after the State admitted the tax did not apply as it had asserted. Instead, in August 2018, the State filed a revised third Electricity Assessment in the amount of $0.5 million for ICMS on electricity purchased during part of 2013, and a fourth Electricity Assessment in the amount of $7.5 million pertaining to ICMS and FECP on electricity purchased from July 2013 to December 2017. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases. The Junta de Revisão Fiscal rejected SWM-B’s challenge to the revised third Electricity Assessment, but the Conselho de Contribuintes agreed with SWM-B that the 2013 claim was time-barred. Both the Junta de Revisão Fiscal and the Conselho de Contribuintes ruled against SWM-B in the fourth Electricity Assessment. Both 2019 decisions from the Conselho de Contribuintes are being appealed to the full bench of the Conselho de Contribuintes. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such, no loss has been accrued in our condensed consolidated financial statements.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz has filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court confirmed the German Patent Court decision on appeal. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Pension and OPEB Benefits

The components of net pension benefit costs for U.S., French and UK employees during the three or nine months ended September 30, 2021 and 2020 were as follows ($ in millions):

	Three Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		UK Pension Benefits
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$0.5	$0.3	$—	$—
Interest cost	0.7	0.9	—	—	0.9	—
Expected return on plan assets	(1.0)	(1.2)	—	—	(1.0)	—
Amortizations and other	0.9	0.9	0.2	0.3	—	—
Net periodic benefit cost	$0.6	$0.6	$0.7	$0.6	$(0.1)	$—

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	U.S. Pension Benefits		French Pension Benefits		UK Pension Benefits
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$1.2	$0.9	$—	$—
Interest cost	2.1	2.8	0.1	0.1	1.7	—
Expected return on plan assets	(3.0)	(3.7)	—	—	(1.9)	—
Amortizations and other	2.7	2.5	0.7	0.7	—	—
Net periodic benefit cost	$1.8	$1.6	$2.0	$1.7	$(0.2)	$—

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three or nine months ended September 30, 2021 or 2020.

The Company's effective tax rate was 13.2% and 17.0% for the three months ended September 30, 2021 and 2020, respectively. The decrease was materially due to favorable mix of earnings by jurisdiction and discrete items. The Company's effective tax rate was 29.6% and 18.9% for the nine months ended September 30, 2021 and 2020, respectively. The increase was materially due to unfavorable mix of earnings by jurisdiction and discrete items.

Note 15. Segment Information

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials & Structures and Engineered Papers. The AMS segment designs and produces resin-based rolled goods such as nets, films, tapes and meltblown materials, typically through an extrusion process or other non-woven technologies across the filtration, transportation, healthcare, construction, and industrial end-markets, and it provides converting and adhesive and other coating services related to some of these products. AMS segment consists of the operations of various acquisitions. The EP segment primarily produces various cigarette papers and Recon for sale to cigarette manufacturers. The EP segment also includes non-tobacco paper for battery separators, printing and writing, foodservice packaging and furniture laminates.

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

($ in millions)	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
AMS	$260.1	67.8%	$138.9	49.7%	$675.1	64.3%	$394.6	49.6%
EP	123.5	32.2	140.4	50.3	374.5	35.7	400.4	50.4
Total Consolidated	$383.6	100.0%	$279.3	100.0%	$1,049.6	100.0%	$795.0	100.0%

($ in millions)	Operating Profit
	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
AMS	$15.9	69.1%	$18.5	50.0%	$56.1	77.5%	$45.3	42.9%
EP	24.0	104.4	28.2	76.2	78.1	107.9	93.3	88.4
Unallocated	(16.9)	(73.5)	(9.7)	(26.2)	(61.8)	(85.4)	(33.1)	(31.3)
Total Consolidated	$23.0	100.0%	$37.0	100.0%	$72.4	100.0%	$105.5	100.0%

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

COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (including its variant strains) on all aspects of our business. At present, all of our facilities remain operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. Further, we are not expected to have further shutdowns unless local governments mandate temporary closure or there are additional health and safety concerns beyond the current circumstances.

In general, our business was resilient in the face of sales volatility and limited visibility during the early stages of the pandemic in 2020, while those areas that were most negatively affected, such as transportation and construction, began improving during the fourth quarter of 2020 and continued to perform well during 2021. Year-to-date double-digit sales growth in AMS, excluding the benefit of acquisitions, demonstrates the strength of the demand recovery. However, increased global economic activity and high demand across many industries has caused significant input cost inflation and strained supply chains, which have negatively impacted profitability (more detailed discussion below throughout MD&A).

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

Senior management is meeting regularly to address all aspects of the pandemic, including employee safety, continuity of business operations, sales and profit impacts directly or indirectly related to the pandemic, and potential governmental and third-party responses to the pandemic. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements.

Liquidity & Debt Overview. The Company currently has $1,306.2 million of total debt, $73.6 million of cash, and undrawn capacity on its $500.0 million revolving line of credit facility (the "Revolving Credit Facility") of $81.2 million at the end of the third quarter of 2021. Per the terms of the Company's $700.0 million credit agreement (the "Credit Agreement"), net leverage was 4.8x at the end of the third quarter, versus a current maximum covenant ratio of 5.5x. The Company’s nearest debt maturity is the Revolving Credit Facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 30,		Percent of Net Sales		September 30,		Percent of Net Sales
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$383.6	$279.3	100.0%	100.0%	$1,049.6	$795.0	100.0%	100.0%
Gross profit	85.2	80.2	22.2	28.7	254.1	228.8	24.2	28.8
Restructuring & impairment expense	1.9	6.0	0.5	2.1	5.9	7.7	0.6	1.0
Operating profit	23.0	37.0	6.0	13.2	72.4	105.5	6.9	13.3
Interest expense	15.3	7.8	4.0	2.8	31.3	22.8	3.0	2.9
Net income	$12.2	$24.5	3.2%	8.8%	$35.6	$68.5	3.4%	8.6%
Diluted earnings per share	$0.38	$0.78			$1.12	$2.18
Cash provided by operations	$7.7	$58.2			$27.5	$107.5
Capital spending	$7.5	$5.8			$23.8	$20.7

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Net Sales
($ in millions)

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change
Advanced Materials & Structures	$260.1	$138.9	$121.2	87.3%
Engineered Papers	123.5	140.4	(16.9)	(12.0)
Total	$383.6	$279.3	$104.3	37.3%

Net sales were $383.6 million in the three months ended September 30, 2021 compared with $279.3 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental net sales from Scapa	$107.1	38.3%
Changes in volume, product mix and selling prices (excluding Scapa)	(5.5)	(2.0)
Changes due to net foreign currency impacts	2.5	0.9
Changes due to royalties	0.2	0.1
Total	$104.3	37.3%

AMS segment net sales were $260.1 million for the three months ended September 30, 2021 compared to $138.9 million during the prior-year period. The increase of $121.2 million or 87.3% included the benefit from the Scapa acquisition (completed April 15, 2021). Scapa net sales were $107.1 million for the three months ended September 30, 2021. The increase in organic sales reflected continued rapid growth in transportation sales, specifically automotive paint protection films, as they continued to rebound sharply from negative COVID-19 impacts that began early in 2020, and broad strength across our filtration portfolio, particularly water and process filtration products. Transportation and filtration sales each grew approximately 25%. Construction sales, led by erosion control and turf products, and industrial sales, led by digital printing products, also increased. Healthcare sales (excluding Scapa) declined as certain products that saw short-term COVID-related demand spikes in prior year quarters, such as facemask materials, started to normalize. While total sales increased, sales performance was negatively impacted by tight labor markets, which constrained production of certain product lines.

EP segment net sales during the three months ended September 30, 2021 of $123.5 million decreased by $16.9 million, or 12.0%, versus net sales of $140.4 million in the prior-year quarter. The decrease in net sales was primarily the result of 10% volume decrease, unfavorable price/mix of 3%, slightly offset by a 1% currency benefit. The volume decline was attributable to lower tobacco-related papers, including LIP, as certain customers resumed more normalized order patterns compared to the third quarter of 2020 when they increased inventory levels to help avoid potential supply chain disruptions from COVID-19. Continued growth in HnB products partially offset the decrease within the tobacco business.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2021	September 30, 2020	Change		2021	2020
Net sales	$383.6	$279.3	$104.3	37.3%	100.0%	100.0%
Cost of products sold	298.4	199.1	99.3	49.9	77.8	71.3
Gross profit	$85.2	$80.2	$5.0	6.2%	22.2%	28.7%

Gross profit increased by $5.0 million during the three months ended September 30, 2021 to $85.2 million versus the prior-year period of $80.2 million.

AMS gross profit increased by $14.1 million, primarily due to the incremental benefit of the acquired Scapa business and strong organic sales growth. These factors were offset by higher input costs, primarily of polypropylene resin, as well as higher energy and freight costs resulting from economic inflation and supply chain challenges, which were not fully offset by pricing actions. The margin percentage decline was primarily attributable to these cost increases and supply chain challenges, as well as limited supplies of specialty resins used in the growing transportation films business, which is typically a positive contributor to margins.

In the EP segment, gross profit decreased by $8.9 million, resulting from a combination of the LIP volume decline and associated negative mix impacts. The decrease was also driven by significantly higher wood pulp input costs, increases in energy costs and freight costs. Foreign currency movements also negatively impacted gross profit by $1.9 million. Prior year gross profit included $3.2 million other restructuring related charges in Cost of goods sold associated with the plant shutdown of Spotswood, NJ facility.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2021	September 30, 2020	Change		2021	2020
Selling expense	$13.2	$9.0	$4.2	46.7%	3.4%	3.2%
Research expense	5.7	3.6	2.1	58.3	1.5	1.3
General expense	41.4	24.6	16.8	68.3	10.8	8.9
Nonmanufacturing expenses	$60.3	$37.2	$23.1	62.1%	15.7%	13.3%

Nonmanufacturing expenses in the three months ended September 30, 2021 increased by $23.1 million to $60.3 million from $37.2 million in the prior-year period. The increase included $3.3 million of transaction and integration costs associated with the Scapa acquisition and the addition of ongoing SG&A costs from the acquired Scapa operations.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent of Net Sales
	September 30, 2021	September 30, 2020	Change	2021	2020
Engineered Papers	$1.9	$5.9	$(4.0)	1.5%	4.2%
Unallocated expenses	—	0.1	(0.1)	—	—
Total	$1.9	$6.0	$(4.1)	0.5%	2.1%

The Company incurred total restructuring and impairment expense of $1.9 million and $6.0 million in the three months ended September 30, 2021 and 2020, respectively. In the 2021 period, restructuring expense in the EP segment included $0.5 million related to the shut-down of the Spotswood, New Jersey facility as well as $0.7 million severance-related restructuring expenses associated with the closure of the Winkler facility in Canada, discussed in Note 9. Restructuring of the notes to the unaudited condensed consolidated financial statements.

In the 2021 period the EP segment also recognized $0.7 million of restructuring expenses primarily related to severance accruals at our manufacturing operations in France.

In the comparable 2020 period, restructuring expense in the EP segment included $4.2 million relating to severance and other accruals as a result of the decision to shut down the Spotswood, New Jersey facility and $1.8 million of restructuring expenses primarily related to severance accruals at our manufacturing operations in France and Poland.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2021	September 30, 2020	Change		2021	2020
Advanced Materials & Structures	$15.9	$18.5	$(2.6)	(14.1)%	6.1%	13.3%
Engineered Papers	24.0	28.2	(4.2)	(14.9)	19.4	20.1
Unallocated expenses	(16.9)	(9.7)	(7.2)	74.2
Total	$23.0	$37.0	$(14.0)	(37.8)%	6.0%	13.2%

Operating profit was $23.0 million in the three months ended September 30, 2021 compared with $37.0 million during the prior-year period.

The AMS segment's operating profit in the three months ended September 30, 2021 was $15.9 million compared to $18.5 million in the prior-year period. The decrease of $2.6 million, or 14.1%, was driven by $4.8 million higher purchase accounting expenses associated with Scapa acquisition, partially offset by strong organic sales growth and the incremental benefit of the acquired Scapa business. The profit margin percentage decline was primarily attributable to higher raw material costs and higher energy and freight costs. The impact of inflationary and supply chain pressures were not fully offset by pricing actions taken during the quarter.

The EP segment's operating profit in the three months ended September 30, 2021 was $24.0 million, a decrease of $4.2 million, or 14.9%, from $28.2 million in the prior-year period.  The decrease was primarily driven by lower sales in high-margin LIP products and significant wood pulp cost increases. Further, the Company incurred higher energy costs, particularly in Brazil and France, and higher freight costs. These decreases were partially offset by a total of $6.8 million lower restructuring expenses and other costs primarily related to Spotswood plant shutdown. Unfavorable foreign currency movements resulted in a $2.0 million negative impact on operating profit as well.

Unallocated expenses in the three months ended September 30, 2021 were $16.9 million compared to $9.7 million in the prior-year period, an increase of $7.2 million, or 74.2%, primarily due to Scapa acquisition costs of $3.3 million, and an incremental $2.5 million of costs incurred within Scapa for shared services such as finance, HR, and IT, which were reported in the Company's segment financials as unallocated expenses. The remainder of the increase was driven by higher third-party consulting fees for finance and legal as well as higher IT expenses to support the growth of the business.

Non-Operating Expenses

Interest expense was $15.3 million in the three months ended September 30, 2021, an increase from $7.8 million in the prior-year period. The increase was primarily due to higher average debt balances as a result of the Scapa acquisition which closed in April 2021.

Other income, net, was $3.7 million during the three months ended September 30, 2021, compared to an Other expense of $1.0 million in prior year quarter. The 2021 period included $1.8 million net currency gains as compared to a $1.1 million net currency loss in the prior year quarter. The remainder increase was primarily due to higher sales of carbon dioxide credits in France.

Income Taxes

A $1.5 million provision for income taxes in the three months ended September 30, 2021 resulted in an effective tax rate of 13.2% compared with 17.0% in the prior-year quarter. The decrease was materially due to favorable mix of earnings by jurisdiction and discrete items.

Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $2.3 million in the three months ended September 30, 2021 compared with income of $1.1 million during the prior-year period due to volume growth.

Net Income and Income per Share

Net income in the three months ended September 30, 2021 was $12.2 million, or $0.38 per diluted share, compared with $24.5 million, or $0.78 per diluted share, during the prior-year period.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Net Sales
($ in millions)

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change
Advanced Materials & Structures	$675.1	$394.6	$280.5	71.1%
Engineered Papers	374.5	400.4	(25.9)	(6.5)
Total	$1,049.6	$795.0	$254.6	32.0%

Net sales were $1,049.6 million in the nine months ended September 30, 2021 compared with $795.0 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental net sales from Scapa	$202.2	25.4%
Changes in volume, product mix and selling prices (excluding Scapa)	33.7	4.2
Changes due to net foreign currency impacts	18.7	2.4%
Changes due to royalties	—	—
Total	$254.6	32.0%

AMS segment net sales were $675.1 million for the nine months ended September 30, 2021 compared to $394.6 million during the prior-year period. The increase of $280.5 million, or 71.1%, included the benefit from the Scapa acquisition of $202.2 million (completed April 15, 2021) and Tekra acquisition (completed March 13, 2020). The increase in organic sales was driven by strong double digit gains in filtration, transportation, and construction end-markets with growth across product lines including water, process, and air filtration materials, automotive paint protection films, and erosion/sediment control construction products. Healthcare sales declined due to certain products that benefited from COVID-19 related demand in the prior year, such as facemask materials. Industrial sales declined mostly in lower-margin product lines. While total sales increased, sales performance was negatively impacted by tight labor markets, which constrained production of certain product lines.

EP segment net sales during the nine months ended September 30, 2021 of $374.5 million decreased by $25.9 million versus net sales of $400.4 million in the prior-year period. The decrease in net sales was primarily the result of a 5% volume decline, and unfavorable price/mix impacts of 5%, which were partially offset by a 4% currency benefits mainly related to the Euro. The volume decline was primarily attributable to lower tobacco-related papers, including LIP, as certain customers resumed more normalized order patterns compared to 2020. Growth in HnB products offset declines within the tobacco business. Non-tobacco paper volumes declined slightly.

Gross Profit
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2021	September 30, 2020	Change		2021	2020
Net sales	$1,049.6	$795.0	$254.6	32.0%	100.0%	100.0%
Cost of products sold	795.5	566.2	229.3	40.5	75.8	71.2
Gross profit	$254.1	$228.8	$25.3	11.1%	24.2%	28.8%

Gross profit increased by $25.3 million during the nine months ended September 30, 2021 to $254.1 million versus the prior-year period of $228.8 million.

AMS gross profit increased by $43.3 million primarily due to the incremental benefit of the acquired Scapa and Tekra businesses and strong organic sales growth in transportation, filtration, and construction end-markets, partially offset by higher raw material costs, primarily of polypropylene resin, which had not yet been offset by selling price increases the Company has implemented. Other inflationary factors such as higher energy and freight costs also negatively affected the gross margin. In addition, the limited supply of certain specialty resins used to manufacture transportation films, has constrained growth of this product line, which is typically a positive contributor to margins.

In the EP segment, gross profit decreased by $17.7 million, primarily due to LIP volume decline and associated negative mix impact, significantly higher wood pulp costs, and increases in energy and freight costs. Year-to-date profits were also impacted by inefficiencies in the first half of 2021 related to the Spotswood transition. Currency movements resulted in a $5.3 million benefit to gross profit.

Nonmanufacturing Expenses
($ in millions)

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2021	September 30, 2020	Change		2021	2020
Selling expense	$34.2	$27.3	$6.9	25.3%	3.3%	3.4%
Research expense	14.9	10.4	4.5	43.3	1.4	1.3
General expense	126.7	77.9	48.8	62.6	12.1	9.8
Nonmanufacturing expenses	$175.8	$115.6	$60.2	52.1%	16.8%	14.5%

Nonmanufacturing expenses in the nine months ended September 30, 2021 increased by $60.2 million to $175.8 million from $115.6 million in the prior-year period. The increase included $19.0 million of transaction and integration costs associated with the Scapa acquisition and the addition of ongoing SG&A costs from the acquired Scapa operations.

Restructuring and Impairment Expense
($ in millions)

	Nine Months Ended			Percent of Net Sales
	September 30, 2021	September 30, 2020	Change	2021	2020
Advanced Materials & Structures	$—	$0.5	$(0.5)	—%	0.1%
Engineered Papers	5.9	7.1	(1.2)	1.6	1.8
Unallocated expenses	—	0.1	(0.1)	—	—
Total	$5.9	$7.7	$(1.8)	0.6%	1.0%

The Company incurred total restructuring and impairment expense of $5.9 million in the nine months ended September 30, 2021 compared with $7.7 million in the nine months ended September 30, 2020. In the 2021 period, restructuring expense included $3.5 million in the EP segment relating to severance and other accruals as a result of the decision to shut down the Spotswood, New Jersey facility and Winkler, Canada facility.

In the 2021 period the EP segment also recognized $2.4 million of restructuring expenses primarily related to severance accruals at our manufacturing operations in France. In the comparable 2020 period, the restructuring expense included $4.2 million in the EP segment as a result of the decision to shut down the Spotswood, New Jersey facility, and $2.9 million in severance accruals for employees at our manufacturing operations in France and Poland.

In the AMS segment, the Company recognized no restructuring and impairment expense in the 2021 period versus $0.5 million in the 2020 period related to severance accruals as a result of department realignments.

Operating Profit
($ in millions)

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2021	September 30, 2020	Change		2021	2020
Advanced Materials & Structures	$56.1	$45.3	$10.8	23.8%	8.3%	11.5%
Engineered Papers	78.1	93.3	(15.2)	(16.3)	20.9	23.3
Unallocated expenses	(61.8)	(33.1)	(28.7)	(86.7)
Total	$72.4	$105.5	$(33.1)	(31.4)%	6.9%	13.3%

Operating profit was $72.4 million in the nine months ended September 30, 2021 compared with $105.5 million during the prior-year period.

The AMS segment's operating profit in the nine months ended September 30, 2021 was $56.1 million compared to $45.3 million in the prior-year period. The increase of $10.8 million, or 23.8%, primarily reflected strong organic sales growth and the incremental operating profits of the acquired Scapa business. The margin declined to 8.3% in the nine months ended September 30, 2021 compared to 11.5% in the prior-year period. The decline was attributable to a combination of factors including inflation pressure and supply chain challenges which resulted in higher raw material, energy and freight costs. In addition, the limited supply of certain specialty resins for used to manufacture transportation films, has constrained growth of this product line, which is typically a positive contributor to margins. Purchase accounting expenses in the nine months ended September 30, 2021 were also $12.8 million higher than prior-year period as a result of Scapa acquisition.

The EP segment's operating profit in the nine months ended September 30, 2021 was $78.1 million, a decrease of $15.2 million, or 16.3%, from $93.3 million in the prior-year period.  The decrease in operating profit and margin was primarily due to the LIP volume decline and associated negative mix impact, as well as significantly higher wood pulp costs and increases in energy and freight as discussed above. These decreases were partially offset by a total of $4.5 million lower restructuring expenses and other costs primarily related to Spotswood plant shut-down. Currency movements resulted in a $4.1 million benefit to operating profit.

Unallocated expenses in the nine months ended September 30, 2021 were $61.8 million compared to $33.1 million in the prior-year period, an increase of $28.7 million, or 86.7%, primarily due to $19.0 million transaction and integration costs related to the Scapa acquisition, and $4.1 million of costs incurred within Scapa as shared services such as finance, HR, and IT, which were reported in the Company's segment financials as unallocated expenses. Higher deferred compensation expenses and higher HR, IT, and finance organizational investments to support growth of the business also contributed to the increase.

Non-Operating Expenses

Interest expense was $31.3 million in the nine months ended September 30, 2021, an increase from $22.8 million in the prior-year period. Excluding a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments as discussed in Note 12. Contingencies of the notes to the unaudited condensed consolidated financial statements, the interest expense increased $13.0 million due mainly to higher average debt balances as a result of the Scapa acquisition which closed in April 2021.

Other income, net, was $0.8 million during the nine months ended September 30, 2021, mainly reflecting $1.6 million favorable Brazil tax assessment settlement, $4.0 million sale of carbon dioxide credits in France as well gains from sales of equipment at the Spotswood facility, offset by $6.9 million realized foreign currency loss related to timing of the Scapa acquisition cash settlement. During the nine months ended September 30, 2020, Other expense was $0.7 million.

Income Taxes

A $12.4 million provision for income taxes in the nine months ended September 30, 2021 resulted in an effective tax rate of 29.6% compared with 18.9% in the prior-year period.  The increase was materially due to unfavorable mix of earnings by jurisdiction and discrete items.

Income from Equity Affiliates

Income from equity affiliates was $6.1 million in the nine months ended September 30, 2021 compared with income of $2.0 million during the prior-year period, due to increased volumes.

Net Income and Income per Share

Net income in the nine months ended September 30, 2021 was $35.6 million, or $1.12 per diluted share, compared with $68.5 million, or $2.18 per diluted share, during the prior-year period.

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

Cash Requirements

As of September 30, 2021, $50.2 million of the Company's $73.6 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations. We believe our cash and the proceeds from our revolving credit facility will be sufficient to fund our current growth plan.

Cash Provided by Operations

Net cash provided by operations was $27.5 million in the nine months ended September 30, 2021 compared with $107.5 million in the prior-year period. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows as well as cash costs related to advisory fees, transaction expenses, and integration costs all relating to the Scapa acquisition.

Working Capital

As of September 30, 2021, the Company had net working capital of $381.2 million, including cash and cash equivalents of $73.6 million, compared with net working capital of $232.3 million, including cash and cash equivalents of $54.7 million as of December 31, 2020.  These changes primarily reflect the timing of payments and collections as well as increased raw material prices and timing of shipments.

In the nine months ended September 30, 2021, net changes in operating working capital used cash of $71.1 million, up from $19.0 million in the prior year period. The increased outflows reflect higher receivables related to strong sales growth in AMS, and higher costs of inventories on hand related to significantly higher raw material prices.

Cash Used for Investing

Cash used for investing activities during the nine months ended September 30, 2021 was $658.3 million, compared to $190.5 million in the prior year. The change primarily reflects the net $630.6 million consideration to acquire Scapa versus $169.3 million for Tekra in prior year. Capital spending and capitalized software totaled $25.7 million in the nine months ended September 30, 2021, up $2.2 million from the prior-year period.

Cash Provided by Financing Activities

During the nine months ended September 30, 2021, financing activities consisted of $729.7 million proceeds from borrowings under the revolving credit facility primarily to fund the Scapa acquisition including $350 million under the Term Loan B Facility and $364.0 million incremental borrowings of revolver loans, $41.5 million in cash paid for dividends declared to SWM stockholders, $19.5 million payments on long-term debt, $14.6 million payment for debt issuance costs associated with the amendment of our Credit Agreement as discussed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, and share repurchases of $3.1 million.

In the prior-year period, financing activities consisted of $212.7 million net proceeds from borrowings under the Revolving Credit Facility primarily to fund the Tekra acquisition, $41.2 million in cash paid for dividends declared to SWM stockholders, $124.6 million payments on long-term debt, and share repurchases of $0.9 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 3, 2021, we announced a cash dividend of $0.44 per share payable on December 17, 2021 to stockholders of record as of November 26, 2021. The covenants contained in our Indenture and Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Nine Months Ended
	September 30, 2021	September 30, 2020
Proceeds from issuances of long-term debt	$729.7	$212.7
Payments on long-term debt	(19.5)	(124.6)
Net proceeds from borrowings	$710.2	$88.1

Net proceeds from borrowings were $710.2 million during the nine months ended September 30, 2021.

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

Unused borrowing capacity under the Credit Agreement was $81.2 million as of September 30, 2021. We also had availability under our bank overdraft facilities of $6.2 million as of September 30, 2021.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at September 30, 2021. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Credit Agreement.

Our total debt to capital ratios, as calculated under the Credit Agreement, at September 30, 2021 and December 31, 2020 were 67.3% and 47.7%, respectively.

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

•Risks associated with pandemics and other public health emergencies, including the continued impact of, and the governmental and third party response to, the COVID-19 pandemic and its variant strains (including any proposed new regulation concerning mandatory COVID-19 vaccination of employees);
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
•Supply chain disruptions, including the failure of one or more material suppliers, including energy, resin and pulp suppliers, to supply materials as needed to maintain our product plans and cost structure;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2021 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2021, the Company completed the acquisition of Scapa. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management excluded Scapa from its interim evaluation of internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2021, there were no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - March 31, 2021	66,729	$45.83	—	—	—
April 1 - June 30, 2021	1,057	46.40	—	—	—
July 1-31, 2021	14	38.79
August 1-31, 2021	—	—	—	—	—
September 1-30, 2021	2,268	35.73	—	—	—
Total Year-to-Date 2021	70,068	$45.51	—	$—	—

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

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

November 3, 2021

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

November 3, 2021

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