Form 10-K
period 2021-12-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2022-03-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $1.2 billion, based on the last sale price for the Common Stock of $40.38 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 31,675,782 shares of Common Stock issued and outstanding as of March 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders scheduled to be held on April 21, 2022 (the "2022 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

Background

Schweitzer-Mauduit International, Inc. (referred to, with its consolidated subsidiaries, as "we," "us," "our," the "Company," "SWM INTL" or "SWM" unless the context indicates otherwise) is a leading global performance materials company, focused on bringing best-in-class innovation, design, and manufacturing solutions to our customers. Our highly engineered films, adhesive tapes, foams, nets, nonwovens, and papers are designed and manufactured using resins, polymers, and natural fibers for a variety of industries and specialty applications. The Company, headquartered in the United States of America (the "U.S."), operates under two reportable segments: Advanced Materials & Structures ("AMS"), which manufactures resin-based products used in specialty applications in the healthcare, construction, industrial, transportation and filtration end-markets, and Engineered Papers ("EP"), which produces traditional papers and other engineered fiber-based materials primarily for the tobacco industry.

The Company was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). On November 30, 1995, Kimberly-Clark transferred its tobacco-related paper and other paper products businesses conducted in the U.S., France and Canada to the Company and distributed all of the outstanding shares of common stock of the Company to its stockholders (the "spin-off"). As a result, the Company became an independent public company. SWM and its subsidiaries manufacture on four continents, conduct business in over 90 countries and operates 38 production locations worldwide, with facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Brazil, China, Italy, Malaysia, India and Poland.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number is (800) 514-0186. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SWM."

Strategic Overview

Through 2013, the Company operated as a tobacco-centric paper operation. In late 2012, SWM's management and Board of Directors elected to pursue a strategic transformation by increasing profit streams in growth-oriented end-markets through acquisitions, while carefully managing the profitable but mature tobacco operations. Over time, this strategy was intended to reposition SWM as a more diversified and growth-oriented enterprise while maintaining its company-wide focus on several underlying themes: manufacturing and innovation expertise in performance materials, operational excellence, and customer intimacy. The Company selectively targeted acquisition candidates that served diversified and growing end-markets, generated profitability associated with premium differentiated products, and had leading and defensible competitive positions in their core product categories. In addition, management believed many acquisition targets would have unique synergy opportunities when combined with the assets and capabilities of SWM, such as SWM’s broad portfolio of manufacturing technologies and solutions, a global infrastructure, and a robust operational excellence program.

Pursuant to this strategy, management has used free cash flow and debt-financing to support growth investments. From 2013 to 2021 the Company acquired five primary businesses, DelStar, Inc. ("DelStar"), Argotec Intermediate Holdings LLC ("Argotec"), Conwed Plastics LLC (“Conwed”), Tekra, LLC and Trient ("Tekra"), and Scapa Group plc ("Scapa"). These businesses together now comprise the AMS segment, which generated approximately $1 billion of annualized net sales in 2021. As a result of these strategic actions to grow and diversify the business, non-tobacco sales represented approximately 70% of consolidated net sales. The EP segment continues to generate significant cash flow, supporting SWM’s growth investments, debt reduction, and dividends to shareholders.

The AMS Growth Platform - The acquisitions described below (as well as two smaller “bolt-on” acquisitions) comprise the AMS segment. The Company believes that AMS has reached the scale required to position SWM for sustainable long-term sales and profit growth across a broad set of attractive end-markets.

In December 2013, the Company acquired DelStar, a manufacturer of resin-based nets, films and non-wovens, focused on the filtration, healthcare, and industrial end-markets. DelStar established SWM's presence in new industries and added a portfolio of high-value technologies.

In October 2015, the Company acquired Argotec, a manufacturer of urethane films for applications primarily in the transportation end-market. A key growth driver was increasing demand for surface protection films used for automotive paint protection and glass lamination. This business also serves customers in the healthcare and industrial end-markets. From a technology standpoint, Argotec added to SWM's growing resin extrusion capabilities.

In January 2017, SWM acquired Conwed, a producer of resin-based netting. Conwed’s similarities to the Company’s existing netting production assets presented a compelling opportunity to drive footprint rationalization synergies. Conwed added further end-market diversification, serving the construction, filtration and industrial end-markets.

On March 13, 2020, the Company completed the acquisition of Tekra, a converter of high-performance films and substrates which added coating and converting capabilities, increased the Company’s healthcare business, and provided further penetration into transportation and industrial end-markets.

On April 15, 2021, SWM completed its acquisition of Scapa, a U.K,-based innovation, design, and manufacturing solutions provider for healthcare and industrial markets. The acquisition added to SWM’s portfolio of precision engineered performance materials, expanded the Company’s innovation, design, and formulation capabilities, and brought a variety of new coating, adhesive, and converting technologies to SWM. Scapa, part of the AMS segment, operates globally with manufacturing and sales operations in the Americas, Asia and Europe.

Engineered Papers Profit Stability and Innovation – The Company remains committed to serving its tobacco customers, supplying industry leading products and service. Despite the mature nature of the industry and expectation for continued market attrition, the Company believes it can deliver profit stability, and potentially growth, through a continued focus on high-value products, cost and efficiency improvements, innovation, and diversification.

Our EP segment is generally a recession resistant business that continues to contribute significant cash flows. We supply the major, and many of the smaller, cigarette and cigar manufacturers around the world, with a focus on specialized products. Beyond our legacy products, the Company has invested in innovation and new manufacturing techniques to support our customers’ new product introductions. Our reconstituted fiber technologies have been used to develop materials for reduced-risk products and hemp-based fiber products given emerging demand for alternative, non-tobacco applications. Given our extensive technical expertise, long-standing relationships, and industry reputation, SWM is uniquely positioned to be an innovation and development partner to both large and small customers across these new product categories and alternative solutions as marketplace interest increases. EP is also increasing its manufacturing and commercial focus on more environmentally friendly solutions and other new products across our end-markets, with several of these initiatives being collaborations between the EP and AMS segments (including Scapa).

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2022 financial results are May 5, 2022, August 4, 2022, November 3, 2022 and February 23, 2023. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.swmintl.com.

We have provided a Glossary of Terms at the end of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: AMS and EP. The AMS segment manufactures resin-based products used in specialty applications in the healthcare, construction, industrial, transportation and filtration end-markets. This segment is comprised of the businesses we acquired from 2013 to 2021: DelStar, Argotec, Conwed, Tekra and Scapa, which the Company has integrated into a more holistically aligned operating segment. Our EP segment produces papers and other materials primarily for the tobacco industry.

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

Advanced Materials & Structures

Products. We manufacture and sell a variety of highly engineered resin-based nets, films, adhesive tapes, foams, and other non-wovens. These performance materials are often used in growing applications serving the healthcare, construction, industrial, transportation and filtration end-markets. Our most prevalent production technologies are extrusion-based, meaning resin pellets are heated, softened, and forced through a metal die to form continuous sheets or strands. We have significant technological expertise in proprietary die construction, which our competitors often outsource, and we consider this an advantage in protecting our technology and competitive position. We also have significant expertise (through the Tekra and Scapa acquisitions) in formulations, coatings, adhesives, and converting technologies. These capabilities often complement our extruded products and enhance SWM’s value proposition as a full solutions provider.

Our thermoplastic nets are used in a variety of applications, the most prominent of which is their use as spacer netting in reverse osmosis water filtration (“RO filtration") devices. We have established a strong presence in this application by customizing products to meet demanding customer specifications, such as thickness/weight, flow characteristics, and heat and pressure resistance. Our nets are also used in a variety of other filtration applications such as fuel and hydraulic fluid filters, pharmaceutical filters, and food and beverage filters. Another key netting application is erosion control. Our nets are the outside layers in erosion control blankets, which are used to prevent soil run-off on exposed and sloped terrain. Our nets can also be found in a variety of industrial applications such as the production of wind turbine blades and food packaging.

We manufacture our thermoplastic polyurethane films ("TPU") to have combinations of the following attributes: UV and scratch resistance, durability, and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding transportation-related surface protection applications, primarily automotive paint protection and security reinforced glass. These products are also used in certain niche applications in the industrial and healthcare end-markets. Other films, including apertured film products, are used in wound care applications, such as finger bandages and wound dressings for the healthcare end-market and are also used in specialty liquid filters for ultra-pure semiconductor manufacturing processes.

The acquisition of Tekra added coating and converting capabilities which are often used in production of films or other substrates. The acquisition of Scapa added significant additional capabilities in coatings and adhesives. These technologies are used in production of specialty tapes used in wire wraps for undersea cables and in automotive production, for example, in industrial and transportation end-markets. Scapa also leverages its coatings and adhesive technologies in the healthcare end-market, as a leading developer and producer of skin-friendly solutions such as advanced woundcare, medical device monitors, and personal care products.

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

Markets and Customers. The AMS segment supplies customers serving the healthcare, construction, industrial, transportation and filtration end-markets. Generally, the applications and customers the AMS segment serves are in growing end-markets, and as a percentage of total AMS segment sales in 2021 were as follows: healthcare - 24%, construction - 20%, industrial - 20%, transportation - 18%, and filtration - 18%. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales.

Within the filtration end-market, reverse osmosis water filtration has exhibited historical long-term growth due to increasing global demand for drinkable water and we expect global infrastructure investments in this area to continue long-term. Our other filtration products are often used in the food and beverage industries and heavy equipment and machinery used in the oil and gas industries, often filtering fuel and hydraulic liquids. We refer to non-RO liquid filtration products generally as process filtration. We expect strong long-term demand across the product line. In addition to liquid filtration products, the company also produces media and support materials for air filtration devices used in commercial and residential HVAC (heating, ventilation, and air conditioning), which also stands to benefit from favorable long-term demand for cleaner air.

The majority of our TPU films are used in transportation-related surface protection applications, specifically automotive paint protection. This product is typically sold and installed in the after-market through dealerships or auto body shops. Recently, we have benefited from global adoption of paint protection films, particularly in Asia. Other surface protection applications include ballistic-resistant and security glass used in various transportation modes (auto/aero/train) and our films can also be used in emerging “smartglass” products.

Our healthcare products are largely used in wound care (both advanced technologies used in hospital settings and consumer products found in retail) as well as medical device monitoring, consumer care, orthodontia, and diagnostic test strips. The addition of Scapa significantly increased our healthcare customer base, overall scale in the end-market, and portfolio of services and manufacturing technologies. Products sold into the healthcare end-market range from TPU and other films to specially formulated bandages to topicals and creams.

Our sales to the construction end-market are comprised mostly of netting products for a range of erosion control products, often used in domestic highway and other development projects, and other products used in the transport of construction materials, sod production, and flooring, for example. We also produce films used in commercial architectural glass and specialty tapes used for various installation applications.

Our sales to the industrial end-market includes products for high-end coated digital printing, packaging, undersea cable wraps, consumer-oriented specialty tapes, and wind turbine production. These products are manufactured using a variety of our technologies.

Sales and Distribution. AMS products are primarily sold by the marketing, sales and customer service organizations of our AMS operations directly to manufacturers, given the customized nature of many of our products. However, in some geographic regions, we use sales agents and distributors to assist us in the sales process. As part of our integration efforts related to our acquired companies, we re-branded most of the acquired companies and transitioned our AMS sales operations toward a more unified organization. All acquired companies have been, or are in the process of being, re-branded as SWM and the AMS sales organization will operate and go to market under the SWM trade name, with sales resources deployed by end-market and focused on selling products from across the totality of AMS offerings. We typically deliver our products to customers by truck, rail and ocean-going vessels.

Competition. Our AMS products are typically leaders in their respective categories and compete against specialty products made by competitors such as Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Tenax Corporation, Intermas Group, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, tesa SE, and Avery Dennison. We believe our AMS products compete primarily on product features, innovations and customer service across the end-markets we serve, particularly in healthcare, transportation, and filtration. Of the end-markets we serve, construction and industrial are generally more price competitive due to a higher portion of commodity type products that we sell in this end-market.

Raw Materials and Energy. The primary raw material used in our AMS products is plastic resin, and we rely on a variety of commodity grade and specialty resins, including polypropylene, polyurethane, polyethylene, polyvinyl chloride (PVC), polyamide (nylon) and a selection of specialized high temperature engineering grade resins. Our thermoplastic nets and apertured films are produced using a blend of specialty resins and commodity grade resins like polypropylene. Resin prices can fluctuate significantly and can impact profitability. Commodity grade resin prices can sometimes correlate with crude oil prices while specialty resin prices often do not. Our TPU films are produced using specialty resins which are significantly more expensive than commodity grade resins.

We have multiple sources for most of our resin needs and believe that our purchased raw materials are generally available from several sources. For more commoditized resins, the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. However, some of our specialty resins are supplied by fewer manufacturers and our results could be more materially affected by the loss or disruption of supply of certain specialty resins from those producers. Our total resin purchases in 2021 and 2020 totaled $188 million and $112 million, respectively.

The majority of our energy requirements relate to electricity in the U.S., and Europe. We consider this to be a relatively stable energy source.

Engineered Papers

Products. Our EP segment primarily produces tobacco-related papers including various papers used in cigarette production and reconstituted tobacco ("Recon"), a reprocessed tobacco material.

One of our key cigarette paper products is low ignition propensity ("LIP") cigarette paper. LIP cigarettes are designed to self-extinguish when not actively being smoked, thus offering a fire-safety feature. The U.S., the European Union ("E.U."), and several other smaller jurisdictions have mandated the use of LIP papers. Our solutions pioneered this cigarette paper category, and we remain a leader in this cigarette paper sub-segment through either direct sales or through licensing agreements. The Company maintains an extensive and active intellectual property ("IP") portfolio.

Recon is another key component of EP's total sales and profits and is mainly comprised of reconstituted tobacco leaf, (“RTL” or “traditional RTL”), and wrapper and binder products. Traditional RTL is used by cigarette manufacturers to blend with virgin tobacco to achieve certain attributes in cigarettes. Recently, a new generation of tobacco industry products generally referred to as Heat not Burn (“HnB”) have been introduced into the marketplace with a goal of reducing harmful effects of smoking. We have enhanced our tobacco fiber reconstitution capabilities to produce materials suited for this new application, are generating increasing sales, and continue to develop products to meet increasing demand. Wrapper and binder product leverage our Recon technology for use in machine-made traditional and small cigars.

Our non-tobacco paper products include a mix of lightweight papers including low-volume, high-value, engineered materials such as alkaline battery separator papers, as well as commodity paper grades for printing and writing, flooring laminates, and food service packaging, which typically have lower profitability are intended to maximize machine utilization.

We intend to make continued investments in our EP segment to broaden our offerings, utilize existing machine capacity, and/or further monetize our paper making and reconstitution technologies. The Company continues to focus resources on innovation through activities in our OneFiber lab where paper customers can work closely with our technologists to develop improved paper-based and reconstituted botanical products. Our reconstitution technologies have potential to be utilized in products serving the cosmetics and packaging industries reprocessing botanical, vegetable, or other plant fibers. Furthermore, SWM’s Recon technologists are active in joint development with several customers to drive continued innovation and product commercialization in the rapidly emerging Heat not Burn tobacco product area. The Company has also responded to customer requests for industrial hemp fiber-based materials for use as wrappers and fillers and has developed products to meet demand for innovative hemp-based solutions.

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

Markets and Customers. Our EP segment is heavily influenced by global smoking trends, particularly in the U.S., the E.U. (both LIP markets), and Brazil where we have the majority of our operations and highest share of the category's volume. Historically, mature geographic regions, such as the U.S. and the E.U. have exhibited a steady decline in smoking rates, often to the low-to-mid single digits. Overall, approximately 85% of EP segment sales in 2021 were to customers in the tobacco end-market, and approximately 15% of EP segment sales are related to a variety of non-tobacco customers and applications. Over time we expect non-tobacco customers to represent an increasing percentage of EP segment sales.

We supply the major, and many of the smaller, cigarette and cigar manufacturers. We sell our products directly to the major tobacco companies or their designated converters in the Americas, Europe, Asia and elsewhere. Philip Morris-USA, a subsidiary of Altria Group Inc., Philip Morris International ("PMI"), Imperial Brands Plc, Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT"), are our five largest customers and, together with their respective affiliates and designated converters, accounted for 14%, 29% and 32% of our 2021, 2020 and 2019 consolidated net sales, respectively. Although the total loss of one or more of these large customers could have a material adverse effect on our results of operations, we do not believe that such a loss is likely given our significance in the worldwide supply chain of cigarette-related papers.

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

As the sole domestic producer of cigarette papers in the Americas, we believe that we have a significant majority of the category share in those regions. Our paper plants in France and LIP printing facility in Poland produce a large amount of the products sold in the E.U. We estimate that we have a direct share of approximately 40% to 50% of cigarette paper sales in the E.U., and coupled with royalty payments from a key competitor to whom we have licensed our LIP technology, we believe we are able to monetize over 80% of the LIP-compliant E.U. cigarette market. Our principal competitors include delfortgroup AG ("delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH ("Glatz") and PT Bukit Muria Jaya ("BMJ").

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

Raw Materials and Energy. Wood pulp is the primary fiber used in our EP segment. Our operations consumed approximately $39 million and $32 million of wood pulp in the years ended December 31, 2021 and 2020, respectively, all of which we purchased. While EP uses other specialty fibers, such as flax, in our operations, we believe that purchased raw materials are generally available from several sources.

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

Seasonality. Generally, sales of our paper and Recon products are subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter. Quarterly sales fluctuations can also be influenced by inventory building and/or destocking by our customers.

Research and Development

As of December 31, 2021, we employ approximately 120 research and development employees in research and laboratory facilities in France, Brazil, the U.S and the United Kingdom. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We believe that our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our AMS and EP segments. Within AMS, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe that our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world. Within EP, our research and development has enabled us to establish and sustain leading shares. We also are working with customers to meet increasing demand for reduced-risk tobacco products as well as hemp-based products.

Intellectual Property

Patents, trade secrets and trademarks are an important part of SWM’s intellectual property. SWM’s products are sold around the world under various trademarks. Many of the processes used to make SWM products are kept as trade secrets. SWM owns, or holds licenses to use, numerous U.S. and foreign patents. SWM’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. In general, no single patent or group of related patents is material to the conduct of SWM’s business as a whole or to any of SWM’s business segments. At December 31, 2021, SWM owned about 800 patents and patent applications globally.

Management of a large portion of SWM's research and development activities is provided from our Luxembourg City, Luxembourg operation ("SWM Luxembourg"). These activities are often performed at other SWM locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects in areas such as, but not limited to, LIP paper, Recon for HnB materials, non-tobacco paper products, adhesive tape and film products, wound care dressings, topical skin care treatments, netting, films, and other extruded resin products. This operation also provides global oversight and active management for much of the Company's intellectual property rights.

Human Capital

At SWM we understand that employees are our most important asset and as of December 31, 2021, we had approximately 5,100 regular, full-time, active employees. Our guiding principles create an environment where employees are encouraged to innovate and collaborate, acting as one company to place customers at the heart of our organization. Employee wellness and safety remain critical to our success. We have implemented proactive measures at our locations to help ensure workplace safety, including updated protocols to prevent and address potential or confirmed illness among our on-site workforce, additional spending on personal protective equipment and sanitation supplies, and dedicated time to perform additional sanitization procedures between shifts. We have increased the use of virtual platforms and tools, which has allowed many of our employees to work remotely. Please see Item 1A. Risk Factors for additional information on our response to the COVID-19 pandemic.

We believe that employee relations are positive. Hourly employees at certain sites in the U.S., U.K., Canada, Brazil, France, and Italy are union represented.

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

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and emissions as well as the disposal of solid waste. We believe that we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to achieve future compliance. Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial condition, results of operations and cash flows, we own facilities in France, the U.S. and elsewhere that have been operated over the course of many decades. Should the Company make material changes in the operations at a facility it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed but are now considered contaminants. Additionally, as we sell closed or other facilities or materially alter operations at a facility, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase in the future.

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

Environmental, Social and Governance

We believe that building long-term value for our customers, employees and stockholders includes a focus on ensuring the long-term sustainability of our business, good corporate citizenship, and contributing to our communities. Corporate responsibility has long been part of the SWM corporate mission and is one of our core values.

Our manufacturing facilities and corporate office have a longstanding tradition of community engagement and reducing our impact on the environment. We maintain our Supplier Code of Conduct and our Sustainable Forestry Policy to further align with our sustainability goals. Our sustainability initiatives are further described on our corporate website at www.swmintl.com.

In January 2022, SWM released its 2021 Environmental, Social, and Governance (ESG) report as part of its ongoing efforts to increase transparency around its ESG strategy and initiatives. The report highlights SWM’s commitment to sustainable business practices and how it is addressing key ESG areas of focus.

The report includes information regarding:
•Our environmental practices;
•Our commitment to social responsibility, including supporting our employees and their health, safety, and development;
•Our culture that allows for honest conversations, diversity of thought, teamwork, creativity, and innovation; and
•Our commitment to supporting local communities, among other topics.

Please refer to our ESG report, available at https://www.swmintl.com/about-us/esg-report, for further information.

Some of our key environmental and community initiatives are highlighted below:

Environmental Initiatives
•Sustainable Packaging Material: We manufacture Cocoa PaperTM as packaging material. Cocoa PaperTM is made from botanical fibers and is biodegradable, compostable, and recyclable. Cocoa PaperTM fibers are 100% carbon neutral, a first in the Engineered Papers (EP) portfolio. Sales of Cocoa PaperTM benefit the Jacundá Forestry REDD+ Project in Brazil through the purchase of carbon credits to offset the impact of projected product sales.
•Sustainable Innovation: SWM developed RevonexTM membrane backing paper which improves reverse osmosis filtration efficiency by eliminating bleed-through. In addition, SWM developed a biodegradable cigarette filter media that is designed to replace cellulose acetate which contributes to microplastics pollution (or similar debris) in the ocean.
•Water Management: SWM’s FiltrexxTM brand is a global leader in research and development of compost-based Sustainable Management Practices (SMPs) for stormwater management, sediment & erosion control, pollutant removal and living walls applications. Filtrexx’s Installation Services are used by many companies in the oil and gas and construction industries. Additionally, certain of SWM’s products can be used in reverse osmosis water filters, supporting clean drinking water.

•Reducing Greenhouse Gas (GHG) Emissions and Supporting Air Quality: We recognize the importance of reducing our greenhouse gas (GHG) emissions and have prioritized actions to reduce our Scope 1 and Scope 2 emissions, such as the use of renewable energy sources, specific initiatives and equipment replacements intended to improve energy efficiency and incentives targeting energy use reductions in the Company’s operations.
•Partnership with Planet Water Foundation: SWM partners with Planet Water Foundation to support global efforts to improve access to clean, safe water. In the past two years, through our support, the Foundation installed AquaTower water systems in two communities without adequate access to safe water ― Jalisco, Mexico and the Siem Reap Province, Cambodia. Each AquaTower system can produce up to 1,000 liters of clean water per hour, addressing the drinking needs of up to 1,800 people with each tower. In 2021, SWM installed three AquaTower water systems, three accompanying AquaSan surface disinfection systems and hygiene education programs and two AquaHome systems to provide families with solar powered electricity and drinking water at home.
•Ethical Sourcing: 100% of the wood pulp that SWM uses is sourced from legally harvested and well-managed forests. SWM maintains Forest Stewardship Council (FSC) and/or Programme for the Endorsement of Forest Certification (PEFC) certification at all but two of its facilities supplying timber-based products.
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
•Recycling: Our U.S.-based Advanced Materials and Structures manufacturing sites have incorporated more than 2 million pounds of recycled plastic into new products and across SWM more than 1,000 tons of cardboard were recycled. Many other initiatives are in place involving the reuse of waste products and packaging materials.

Community Initiatives
•In addition to investing in area communities where our facilities are located by providing jobs and sourcing products, we support efforts to make our communities stronger through financial donations and volunteer participation. Most of our philanthropic efforts are locally directed, empowering our employees to contribute their time and expertise to organizations that matter to them and serve the unique needs of their communities. We donate to nonprofit or community organizations that support the communities where our plants are located.

We continue to look for ways to enhance the sustainability of our business and make a positive impact on the communities in which we live and serve.

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

Executive Officers of the Registrant

The names and ages of our executive officers as of March 1, 2022, together with certain biographical information, are as follows:

Name	Age	Position
Dr. Jeffrey Kramer	61	Chief Executive Officer
R. Andrew Wamser	48	Executive Vice President, Finance & Chief Financial Officer
Tracey Peacock	53	Executive Vice President, Advanced Materials & Structures
Omar Hoek	53	Executive Vice President, Engineered Papers
Ricardo Nunez	57	Executive Vice President, General Counsel & Corporate Secretary
Michael L. Schmit	49	Corporate Controller & Chief Accounting Officer

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

Tracey Peacock was appointed Executive Vice President, Advanced Materials & Structures in April 2021. Prior to joining SWM, Ms. Peacock served as President, Pharma, Health and Durables for the specialty packaging manufacturer Klöckner Pentaplast. She previously served as Vice President and General Manager of the Mechanical Division of Atkore International Corporation, a leading supplier of electrical, safety and infrastructure solutions, and as Vice President and General Manager of the Interconnect Solutions Division of ITT Corporation. She began her career at 3M Canada, transferring to 3M Company in the U.S. in 2000. She was promoted to progressively senior roles across several divisions of 3M, including Display and Graphics, Optical Systems, and Dyneon.

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

Michael L. Schmit was appointed Corporate Controller and Chief Accounting Officer of the Company, effective as of April 22, 2019. Mr. Schmit served as Chief Accounting Officer and Corporate Controller of Chart Industries, Inc. (NYSE: GTLS), a manufacturer of cryogenic equipment used in the production, storage and distribution of liquefied gases, from 2018 to 2019. Prior to that he served as Assistant Corporate Controller and then as Corporate Controller at Chart. From 2007 through 2017, he served in various finance and accounting leadership roles at Georgia-Pacific, LLC, including Controller of Corporate Accounting, Division Controller, Gypsum and Chemicals, and Director, Internal Audit, respectively. Prior to joining Georgia-Pacific Mr. Schmit served as the Director of Financial Reporting at Arby’s Restaurant Group and also served as a manager at Ernst & Young, LLP.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2021 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

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

In 2021, approximately 30% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside of Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, e-liquids, vapable oils and other vaping products, that do not use our products, and, particularly in the U.S., to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products. As a result, the overall demand for conventional tobacco cigarettes outside of Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

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

New smoking technologies, including e-liquids, vapable oils and other vaping products, provide an alternative to traditional cigarettes and cigars, which could result in a decrease in demand for our products, including cigarette papers, RTL and associated items. As of December 31, 2021, approximately 85% of EP segment sales are to customers in the tobacco end market, with the majority of tobacco sales comprised of cigarette papers. Future sales and any future profits from cigarette papers and reconstituted tobacco products are substantially dependent upon the continued use of traditional cigarettes and cigars. Growth in the use of, and interest in, e-liquids, vapable oils and other vaping products is likely to continue. While traditional tobacco products are well established and revenue from traditional cigarette sales represents a substantial majority of total industry revenue, new smoking technologies may become more widely adopted and the business, growth prospects and financial condition of our EP segment may be adversely affected.

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
A significant portion of our revenues are generated from operations outside the U.S. In addition, we maintain significant operations and acquire or manufacture many of our products outside the U.S. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros and British pounds. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars. As a result, our future revenues, costs, results of operations and earnings could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate and the Brazilian real to U.S. dollar exchange rate.

In addition, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operations into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Our Brazilian and Polish operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar sales in Brazil and euro denominated sales in Poland. We also hold a significant amount of our cash balances in euros and British pounds, thus any weakening of these currencies versus the U.S. Dollar would reduce the amount of U.S. Dollars for which such balances could be exchanged.

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

Our AMS segment products compete to some degree against specialty products made by Johns Manville, a subsidiary of Berkshire Hathaway Inc., Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Tenax Corporation, Intermas Group, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, and Avery Dennison. We believe our AMS products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our AMS segment operations.

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

EP segment is dependent upon a small number of customers for a significant portion of its sales; the loss of one or more of these customers could have a material adverse effect on the business.

Five EP customers, together with their respective affiliates and designated converters, accounted for over 14% of our net sales in 2021. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or Recon, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We supplement operating cash flow with bank borrowings under a secured credit agreement with a syndicate of banks. Borrowings under this agreement will mature in 2023, 2025, and 2028. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets, including an economic crisis in the U.S. or elsewhere, whether or not caused by the U.S. or European debt ceiling, deficits and budget issues, could have an adverse impact on our ability to negotiate new credit facilities or access or renew our existing one. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business, including potentially impairing our ability to declare dividends, conduct share buy-backs and make acquisitions.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2021, the percentage of the Company’s fixed and floating interest rate debt was 27% and 73%, respectively.  The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed.  Including the impact of these transactions, as of December 31, 2021, the percentage of the Company’s debt subject to fixed and floating rates of interest was 66% and 34%, respectively.

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

The replacement of LIBOR with SOFR may adversely affect our results of operations.

Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, which are primarily based on LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates and will cease publication of U.S. dollar ("USD") LIBOR as of June 30, 2023. The Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), and Office of the Comptroller of the Currency (“OCC”) have issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified SOFR as its preferred alternative for USD LIBOR.. Because of inherent differences between LIBOR and SOFR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. SOFR may fail to gain market acceptance.

At this time, it is not possible to predict the effect the replacement of LIBOR with SOFR will have on the Company. However, the Company’s borrowing costs may be adversely affected by the replacement of LIBOR with SOFR. We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences between SOFR and any alternative reference rates used by our interest rate hedges and our outstanding indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

From time to time, we consider acquisitions either within the tobacco industry or outside the industry in connection with our diversification initiatives. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. It is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business, due to, among other things, integration and employee retention challenges, contrasting company cultures and different information technology and reporting systems. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives, smooth integrations or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to our earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or internal growth, present additional risks, including causing us to incur unknown or new types of liabilities, subjecting us to new regulatory frameworks and new market risks, and acquiring operations in new geographic regions with challenging labor, regulatory and tax regimes. The potential future expansion of our AMS business unit or other operations could cause these operations to face additional competition from larger and more established competitors than is currently the case.

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
We employ approximately 5,100 employees, including certain manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future and problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

Our business is subject to various environmental laws, regulations and related litigation that could impose substantial costs or other liabilities on us.

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and emissions as well as the disposal of solid waste. We believe that we are operating in substantial compliance with these laws and regularly incur capital and operating expenditures in order to achieve future compliance. However, these laws may change, which could require changes in our practices, additional capital expenditures or loss of carbon credits, and we may discover aspects of our business that are not in compliance. Violation of these laws can result in the imposition of significant fines and remediation costs. In France, we presently have sufficient authorized capacity for our emissions of carbon dioxide through 2025. However, this authorization must be renewed periodically. We cannot predict whether we will have sufficient authorized capacity to conduct our operations in France as presently conducted or to do so without having to make substantial capital expenditures in future years.

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

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial condition, results of operations and cash flows, we own facilities in France, the U.S. and elsewhere that have been operated over the course of many decades. Should the Company make material changes in the operations at a facility it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed but are now considered contaminants. Additionally, as we sell closed or other facilities or materially alter operations at a facility, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase in the future.

Increases in costs of pension benefits may reduce our profitability.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholder equity. At the end of 2021, the combined projected benefit obligation of our U.S., U.K., and French pension plans had a net underfunding of $11.4 million. For a discussion regarding our pension obligations, see Note 18. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we operated a total of 38 production facilities on four continents.

Our principal production facilities as of December 31, 2021 are summarized below.

Geographic Region	AMS	EP
U.S.	16	2
Europe[1]	8	4
Asia/Pacific (including China)[2]	5	0
Americas (excluding U.S.)[3]	1	2

Total[4]	30	8

(1) The manufacturing site in Strykow, Poland serves both the AMS and EP segments.
(2) Does not include two sites owned by the two Chinese joint-ventures in which we have a non-controlling investment.
(3) Our leased facility in Manitoba, Canada was idled as of December 31, 2021.
(4) Includes leased sites as follows: United States - 8, Europe - 3, Asia/Pacific - 3, Americas - 1

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

Litigation

Brazil

SWM-Brazil "SWM-B" received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively the "Electricity Assessments"). SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($9.9 million based on the foreign currency exchange rate at December 31, 2021), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. Instead, in August 2018, the State filed revised third and fourth Electricity Assessments for a combined amount of $7.9 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such so no loss has been accrued in our consolidated financial statements for them.

In December of 2000, SWM-B received two assessments from the tax authorities of the State for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. An adverse judgement was received during 2019 and a provision of $8.6 million (based on the foreign currency exchange rate at March 31, 2021) was recorded in Other Liabilities. On April 9, 2021, SWM-B resolved the Raw Materials Assessment by paying $2.6 million (based on the foreign currency exchange rate at March 31, 2021) under a tax amnesty program which reduced the tax liability by approximately 70%. All litigation is now concluded on this matter which is fully resolved. As the result of the favorable settlement, we recognized a total benefit of $6.1 million in the first quarter of 2021, of which $4.6 million was in Interest expense and $1.6 million was in Other expense, net.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2021, there are no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Since November 30, 1995, our common stock, $0.10 par value per share ("Common Stock") has been listed on the New York Stock Exchange, trading under the symbol "SWM." On February 23, 2022, our stock closed at $28.58 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2016 through December 31, 2021, with the comparable cumulative total returns of the S&P SmallCap 600 Capped Materials Index and self-constructed peer group, both of which we consider to be reflective of the performance of the industries in which we operate. The peer group portfolio includes ten U.S. based materials companies including Berry Global Group Inc, Clearwater Paper Corp., Glatfelter Corp., Graphic Packing Holding Corp, Greif Inc., Neenah Inc., Rayonier Advanced Materials Inc., Sealed Air Corp, Essentra Plc, and Intertape Polymer Group Inc. In 2020, the peer group included Domtar Corp. and Lydall Inc., which were acquired during 2021 and are no longer peer group public entities. They are replaced with Essentra Plc, and Intertape Polymer Group Inc.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2016, and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five-Year Return

175
150
125
100
75
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ended
SWM
S&P SmallCap 600 Materials Index
Peer Group 2020
Peer Group 2021

Holders. As of March 1, 2022, there were 1,449 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2021, 2020 and 2019, we declared and paid cash dividends totaling $1.76 per share, respectively. On February 23, 2022, we announced a cash dividend of $0.44 per share payable on March 25, 2022 to stockholders of record as of the close of business on March 11, 2022. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 14. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2021.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2021 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1-March 31, 2021	66,729	$45.83	—	$—	$—
April 1-June 30, 2021	1,057	46.40	—	—	—
July 1-September 30, 2021	2,282	35.75	—	—	—
October 1-October 31, 2021	934	34.66	—	—	—
November 1-November 30, 2021	—	—	—	—	—
December 1-December 31, 2021	7,788	28.86	—	—	—
Total 2021	78,790	$43.74	—	$—	$—

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes within this Annual Report on Form 10-K. The results for 2021, 2020 and 2017 include results of operations of Scapa, Tekra and Conwed from the date of their acquisitions of April 15, 2021, March 13, 2020 and January 20, 2017, respectively. All dollar amounts are in millions except per share amounts, statistical data and ratios.

	For the Years Ended December 31,
	2021	2020	2019	2018	2017 (1)
Results of Operations
Net sales	$1,440.0	$1,074.4	$1,022.8	$1,041.3	$982.1
Cost of products sold	1,109.7	766.1	732.8	762.8	698.7
Gross profit	330.3	308.3	290.0	278.5	283.4
Nonmanufacturing expenses	236.9	167.6	152.3	141.8	147.0
Restructuring & impairment expense	10.1	11.9	3.7	1.7	8.1
Operating profit	83.3	128.8	134.0	135.0	128.3
Income from continuing operations	88.9	83.8	85.8	94.8	34.4
(Loss) income from discontinued operations	—	—	—	(0.3)	0.1
Net income	$88.9	$83.8	$85.8	$94.5	$34.5

Net income (loss) per share - basic:
Income from continuing operations	$2.83	$2.68	$2.78	$3.08	$1.12
Loss from discontinued operations	—	—	—	(0.01)	—
Net income per share - basic	$2.83	$2.68	$2.78	$3.07	$1.12

Net income per share - diluted:
Income from continuing operations	$2.80	$2.66	$2.76	$3.07	$1.12
Loss from discontinued operations	—	—	—	(0.01)	—
Net income per share - diluted	$2.80	$2.66	$2.76	$3.06	$1.12

Cash dividends declared and paid per share	$1.76	$1.76	$1.76	$1.73	$1.69
EBITDA from continuing operations(2)	$219.6	$202.8	$195.1	$193.9	$192.4
Adjusted EBITDA from continuing operations (2)	$209.1	$212.9	$197.2	$196.9	$197.9
Percent of Net Sales
Gross profit	22.9%	28.7%	28.4%	26.7%	28.9%
Nonmanufacturing expenses	16.4%	15.6%	14.9%	13.6%	15.0%
Financial Position
Capital spending	$35.9	$30.1	$28.6	$27.0	$37.2
Depreciation and amortization	92.7	72.2	57.7	61.6	59.5
Total assets	2,420.3	1,584.9	1,471.7	1,466.5	1,542.5
Total debt	1,270.3	593.3	542.7	622.1	684.2
Total debt to capital ratio	65.1%	47.7%	47.6%	52.7%	55.6%

(1)    In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

The amendment requires an employer to report the service cost component in the same line item or line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal from operations. The Company adopted this ASU effective January 1, 2018, utilizing the retrospective transition approach upon adoption. The adoption of this guidance resulted in a reclassification of the components of net periodic pension cost, other than service cost, from Cost of products sold and General expense to Other income (expense), net, in the Consolidated Statements of Income. The reclassification of these costs affects only the EP segment, as there are no pension costs associated with the AMS segment. For the years ended December 31, 2017, $3.6 million in pension expense were reclassified from Operating profit to Other expense in the consolidated statement of income for the 2017 period. The adoption of this guidance had no effect on Net income in the Consolidated Statements of Income and no effect on the other consolidated financial statements.

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

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Income from continuing operations	$88.9	$83.8	$85.8	$94.8	$34.4
Plus: Interest expense	46.1	30.5	36.1	28.2	26.9
Plus: Income tax (benefit) provision	(9.4)	18.4	15.2	10.7	69.6
Plus: Depreciation and amortization(1)	94.0	70.1	58.0	60.2	61.5
EBITDA from continuing operations	219.6	202.8	195.1	193.9	192.4
Plus: Restructuring and impairment expense	10.1	11.9	3.7	1.7	8.1
Plus: Acquisition and integration related costs	21.4	—	—	—	—
Plus: Acquisition related foreign currency exchange impacts	6.9	—	—	—	—
Plus: (Income) loss from equity affiliates	(6.4)	(4.9)	(4.1)	11.3	(2.5)
Plus: Other (income) expense, net	(41.2)	1.0	1.0	(10.0)	(0.1)
Plus: Inventory write-down expense related to plant closure	0.3	2.0	—	—	—
Plus: Litigation related expenses	(1.6)	—	1.5	—	—
Adjusted EBITDA from continuing operations	$209.1	$212.8	$197.2	$196.9	$197.9

(1)     Excludes amortization of certain items excluded from Depreciation and amortization for purposes of calculating EBITDA in accordance with our debt covenants totaling $1.3 million, $2.1 million, ($0.3) million, $1.4 million, and ($2.0) million in 2021, 2020, 2019, 2018, and 2017, respectively.

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
•    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS;
•    RESULTS OF OPERATIONS;
•    LIQUIDITY AND CAPITAL RESOURCES;
•    OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES;
• OUTLOOK; and
•    FORWARD-LOOKING STATEMENTS.

COVID-19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic (including its variant strains) on all aspects of our business. At present, all of our facilities remain operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with all key customers and suppliers regarding supply chain and production planning. Further, senior management is meeting regularly to address all aspects of the pandemic, including employee safety, continuity of business operations, sales and profit impacts directly or indirectly related to the pandemic, and potential governmental and third-party responses to the pandemic. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements.

In general, our business was resilient in the face of sales volatility and limited visibility during the early stages of the pandemic in 2020, while those areas that were most negatively affected, such as transportation and construction, began improving during the fourth quarter of 2020 and performed well during 2021. Full year 2021 double-digit sales growth in AMS, excluding the benefit of acquisitions, demonstrates the strength of the demand recovery. However, increased global economic activity and high demand across many industries has caused significant input cost inflation and strained supply chains, which have negatively impacted profitability (more detailed discussion below throughout MD&A).

Liquidity & Debt Overview. The Company had $1,270.3 million of total debt, $74.7 million of cash, and undrawn capacity on its $500.0 million revolving line of credit facility (the "Revolving Credit Facility") of $102.2 million at the end of 2021. Per the terms of the Company's $700.0 million credit agreement (the "Credit Agreement"), net leverage was 4.8x at the end of 2021, versus a current maximum covenant ratio of 5.5x. The Company’s nearest debt maturity is the Revolving Credit Facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

In 2021, SWM reported net income of $88.9 million on total net sales of $1,440.0 million. Compared to the prior year, net sales increased $365.6 million, due primarily to incremental sales from the April 2021 Scapa acquisition of $305.6 million and March 13, 2020 Tekra acquisition. Within AMS (excluding Scapa), the organic sales growth was driven by strong gains in filtration, transportation, and construction end-markets as product lines across the portfolio demonstrated robust demand. These gains were partially offset by a decline in healthcare sales caused by difficult comparisons to 2020 when certain products benefited significantly from the pandemic (for example, facemask materials). EP segment net sales decreased $21.6 million compared to prior year primarily the result of 4% unfavorable price/mix impacts and a 2% volume decline attributable to lower tobacco-related papers, including LIP, as certain customers reduced inventories following a significant safety stock build in 2020. Continued rapid growth in HnB products and 3% favorable currency benefits were partial favorable offsets to those factors within the EP segment.

Net income increased to $88.9 million in 2021 compared to $83.8 million in 2020. Escalating input cost inflation, particularly for polypropylene resin and wood pulp, and supply chain challenges across the business negatively impacted net income, as the cost increases were not fully offset by sales growth and price increases implemented by the Company. Several large items also affected the 2021 results and year-over-year comparisons. The most significant expenses related to the Scapa acquisition, including $21.4 million of acquisition and integration costs, $17.5 million incremental purchase accounting expenses, and $6.9 million of acquisition-related foreign currency exchange impacts. These costs were partially offset by a $35.2 million gain on the sales of the Spotswood, New Jersey facility, which was closed at the end of 2020. The company recognized $9.4 million benefit and $18.4 million provision for income taxes in the years ended December 31, 2021, and 2020, respectively.

Cash provided by operations was $58.1 million in 2021 down from $161.6 million in 2020. Other uses and proceeds of cash during 2021 included $630.6 million consideration to acquire Scapa, $688.6 million net in proceeds from long debt issuances and repayments, $55.3 million in cash dividends paid to SWM stockholders, $38.9 million of capital spending including capitalized software and $35.3 million proceeds from the sale of Spotswood.

CRITICAL ACCOUNTING ESTIMATES

We disclose those accounting estimates that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Changes in these estimates could have a material impact on our financial position, results of operations, and cash flows. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of the following items and our accounting for and presentation of these items in the accompanying financial statements:

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

Accounting for Contingencies

We accrue an estimated loss by taking a charge to income when the likelihood that a future event, such as a legal proceeding, will result in a loss or the incurrence of a liability is probable, and the amount of loss can be reasonably estimated. We disclose material contingencies if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial condition, results of operations, and our cash flows.

For further information, please see "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 20. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 19% of our total assets as of December 31, 2021. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 10 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

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

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate growth and discount rates. In particular, the estimated fair value of intangible assets acquired may consider available historical information along with expectations and assumptions about future performance. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Changes in these assumptions may have a significant impact on the fair value of assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated financial statements. See Note 5. Business Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Goodwill and Unamortized Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. Fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed on October 1, 2021, and 2020 did not indicate any impairment of goodwill.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 10 to 23 years for customer relationships and 4 to 20 years for developed technology, patents and other intangible assets. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment following a method similar to the impairment testing for Goodwill.  Testing of these assets is performed annually and whenever events and circumstances indicate that impairment may have occurred. The annual impairment tests performed on October 1, 2021, and 2020 did not indicate any impairment of intangible assets.

The fair value estimates used in the assessment of impairment for both goodwill and intangible assets consider historical trends in addition to significant assumptions including projections of future performance. Changes in these assumptions can have a significant impact on the assessment of fair value.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

For a discussion regarding recently adopted accounting pronouncements, see Recently adopted Accounting Pronouncements included in Note 2. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2021 (1)	2020 (2)	2019
	($ in millions, except per share amounts)
Net sales	$1,440.0	$1,074.4	$1,022.8
Cost of products sold	1,109.7	766.1	732.8
Gross profit	330.3	308.3	290.0
Selling expense	46.7	36.9	33.7
Research expense	20.3	13.8	13.5
General expense	169.9	116.9	105.1
Total nonmanufacturing expenses	236.9	167.6	152.3
Restructuring and impairment expense	10.1	11.9	3.7
Operating profit	83.3	128.8	134.0
Interest expense	46.1	30.5	36.1
Other income (expense), net	35.9	(1.0)	(1.0)
Income before income taxes and income from equity affiliates	73.1	97.3	96.9
(Benefit) provision for income taxes	(9.4)	18.4	15.2
Income from equity affiliates, net of income taxes	6.4	4.9	4.1
Net income	$88.9	$83.8	$85.8

Net income per share basic:
Net income per share basic	$2.83	$2.68	$2.78

Net income per share diluted:
Net income per share diluted	$2.80	$2.66	$2.76
(1) Results during the year ended December 31, 2021 include Scapa from the April 15, 2021 acquisition date to December 31, 2021.
(2) Results during the year ended December 31, 2020 include Tekra from the March 13, 2020 acquisition date to December 31, 2020.

Year Ended December 31, 2021, Compared with the Year Ended December 31, 2020

Net Sales
(dollars in millions)

	2021	2020	Change	Percent Change
Advanced Materials & Structures	$930.7	$543.5	$387.2	71.2%
Engineered Papers	509.3	530.9	(21.6)	(4.1)
Total	$1,440.0	$1,074.4	$365.6	34.0%

Net sales were $1,440.0 million in 2021 compared with $1,074.4 million in 2020. The increase in net sales consisted of the following (dollars in millions):

	Amount	Percent
Incremental net sales from Scapa	$305.6	28.4%
Changes in volume, product mix and selling prices (excluding Scapa)	42.5	4.0%
Changes due to net foreign currency impacts	17.7	1.6
Changes in royalties	(0.2)	—
Total	$365.6	34.0%

AMS segment net sales were $930.7 million for 2021 compared to $543.5 million during 2020. The increase of $387.2 million or 71.2% included the benefit from the Scapa acquisition (closed April 15, 2021), and Tekra acquisition (completed March 13, 2020). The increase in organic sales was driven by more than 20% gains in filtration and transportation end-markets with strong growth across water, process, and air filtration materials. Within transportation, automotive paint protection films rebounded sharply following Covid-related disruptions in 2020. Construction sales also increased by more than 10% with broad strength across the portfolio. Healthcare sales (excluding Scapa) declined due to certain products that benefited from COVID-19 related demand in the prior year, such as facemask materials. Industrial sales were essentially flat. While organic sales increased by more than 10%, management believes growth could have been even stronger if not for key raw material shortages constraining growth in transportation films, and other supply chain issues, including labor shortages, impacting the business overall.

The EP segment net sales were $509.3 million for 2021 compared to $530.9 million during 2020. The decrease of $21.6 million, or 4.1%, was primarily the result of a 2% volume decline, and unfavorable price/mix impacts of 4%, which were partially offset by a 3% currency benefit mainly related to the Euro. The volume decline was primarily attributable to lower tobacco-related papers, including LIP, as certain customers resumed more normalized order patterns compared to 2020, when they built safety stocks in response to the pandemic. High growth in HnB products offset declines within the tobacco business. Non-tobacco paper volumes increased slightly.

Gross Profit
(dollars in millions)

				Percent Change	Percent of Net Sales
	2021	2020	Change		2021	2020
Net sales	$1,440.0	$1,074.4	$365.6	34.0%	100.0%	100.0%
Cost of products sold	1,109.7	766.1	343.6	44.9	77.1	71.3
Gross profit	$330.3	$308.3	$22.0	7.1%	22.9%	28.7%

Gross profit for the year ended December 31, 2021, increased by $22.0 million, or 7.1%, to $330.3 million from $308.3 million in the prior year. AMS gross profit increased by $43.3 million primarily due to the incremental benefit of the acquired Scapa and Tekra businesses and strong organic sales growth in transportation, filtration, and construction end-markets. These sales increases were partially offset by higher raw material costs, primarily of polypropylene resin, which were not fully offset by selling price increases the Company has implemented. Other inflationary factors such as higher energy and freight costs also negatively affected the gross margin. In addition, the limited supply of certain specialty resins used to manufacture transportation films, has constrained growth of this product line, which is typically a positive contributor to margins.

In the EP segment, gross profit decreased by $21.3 million, primarily due to LIP volume decline and associated negative mix impact, significantly higher wood pulp costs, and increases in energy and freight costs. Contracts with several large customers have recently reset to higher selling prices to reflect recent wood pulp costs; these increases were not effective during most of 2021. Currency movements resulted in a $6.7 million benefit to gross profit.

Nonmanufacturing Expenses
(dollars in millions)

				Percent Change	Percent of Net Sales
	2021	2020	Change		2021	2020
Selling expense	$46.7	$36.9	$9.8	26.6%	3.2%	3.4%
Research expense	20.3	13.8	6.5	47.1	1.4	1.3
General expense	169.9	116.9	53.0	45.3	11.8	10.9
Nonmanufacturing expenses	$236.9	$167.6	$69.3	41.3%	16.4%	15.6%

Nonmanufacturing expenses in the year ended December 31, 2021, increased by $69.3 million, or 41.3%, to $236.9 million from $167.6 million in the prior year. The increase included $21.4 million of transaction and integration costs associated with the Scapa acquisition and the addition of ongoing SG&A costs from the acquired Scapa operations.

Restructuring and Impairment Expense
(dollars in millions)

				Percent of Net Sales
	2021	2020	Change	2021	2020
Advanced Materials & Structures	$1.9	$0.5	$1.4	0.2%	0.1%
Engineered Papers	8.2	11.3	(3.1)	1.6	2.1
Unallocated expenses	—	0.1	(0.1)	—	—
Total	$10.1	$11.9	$(1.8)	0.7%	1.1%

The Company incurred total restructuring and impairment expense of $10.1 million in the year ended December 31, 2021, compared to $11.9 million in the year ended December 31, 2020, a decrease of $1.8 million.

In the year ended December 31, 2021, restructuring expense in the EP segment included $4.7 million primarily relating to costs associated with closing the Spotswood, New Jersey facility and preparing it for sale, medical benefits and other accruals relating to the Spotswood facility as well as $0.8 million severance-related restructuring expenses associated with the closure of the Winkler facility in Canada. The EP segment also recognized $2.7 million of restructuring expenses in 2021 primarily related to severance accruals at our manufacturing operations in France.

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

In the AMS segment, the Company recognized $1.9 million restructuring and impairment expense in the 2021 period related to equipment impairment charges versus $0.5 million in the 2020 period related to severance accruals.

Operating Profit
(dollars in millions)

				Percent Change	Return on Net Sales
	2021	2020	Change		2021	2020
Advanced Materials & Structures	$61.6	$64.8	$(3.2)	(4.9)%	6.6%	11.9%
Engineered Papers	100.5	116.8	(16.3)	(14.0)	19.7	22.0
Unallocated expenses	(78.8)	(52.8)	(26.0)	(49.2)
Total	$83.3	$128.8	$(45.5)	(35.3)%	5.8%	12.0%

Operating profit was $83.3 million in the year ended December 31, 2021, compared with $128.8 million during the prior year.

The AMS segment's operating profit in the year ended December 31, 2021, was $61.6 million compared to $64.8 million in the prior year period, down 4.9%. The margin declined to 6.6% in 2021 compared to 11.9% in the prior-year period. The decline was attributable to a combination of factors including inflation pressure and supply chain challenges which resulted in higher raw material, energy and freight costs. In addition, the limited supply of certain specialty resins used to manufacture transportation films has constrained growth of this product line, which is typically a positive contributor to margins. Purchase accounting expenses in 2021 were also $17.5 million higher than prior-year period as a result of Scapa acquisition.

The EP segment's operating profit in the year ended December 31, 2021, was $100.5 million, a decrease of $16.3 million, or 14.0%, from $116.8 million in the prior year.  The decrease in operating profit and margin was primarily due to the LIP volume decline and associated negative mix impact, as well as significantly higher wood pulp costs and increases in energy and freight as discussed above. These decreases were partially offset by a total of $7.3 million lower restructuring expenses and other costs primarily related to the Spotswood plant shutdown. Currency movements resulted in a $5.7 million benefit to operating profit.

Unallocated expenses in the year ended December 31, 2021, were $78.8 million, up $26.0 million, or 49.2%, from the $52.8 million in the prior year period. The increase was primarily due to $21.4 million transaction and integration costs related to the Scapa acquisition, and $6.0 million of costs incurred within Scapa as shared services such as finance, HR, and IT, which were reported in the Company's segment financials as unallocated expenses. The Company incurred lower incentive compensation costs versus 2020.

Non-Operating Expenses, Net

Interest expense was $46.1 million in the year ended December 31, 2021, an increase of $15.6 million from $30.5 million in the year ended December 31, 2020.  Excluding a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments, the interest expense increased $20.1 million due mainly to higher average debt balances as a result of the Scapa acquisition.

The weighted average effective interest rate on our debt facilities was approximately 4.04% and 4.02% for the years ended December 31, 2021, and 2020, respectively.

Other income, net was $35.9 million during the year ended December 31, 2021 mainly reflecting a $35.2 million gain from the sale of the Spotswood facility, $4.0 million sale of carbon dioxide credits in France as well as $1.6 million favorable Brazil tax assessment settlement, offset by $6.9 million realized foreign currency loss related to timing of the Scapa acquisition cash settlement. Other expense, net was $1.0 million during the year ended December 31, 2020.

Income Taxes

The $9.4 million benefit and $18.4 million provision for income taxes in the years ended December 31, 2021, and 2020, respectively, resulted in an effective tax rate of (12.9)% compared with 18.9% in the prior year. The net change was primarily due to net favorable valuation allowance release and unfavorable mix of earnings.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $6.4 million in the year ended December 31, 2021, compared with income of $4.9 million during the prior year, and reflects the results of operations of CTM and CTS, driven by increased volumes.

Net Income and Income per Share

Net income in the year ended December 31, 2021, was $88.9 million, or $2.80 per diluted share, compared with $83.8 million, or $2.66 per diluted share, during the prior year period.

For a comparison of the Company’s results of operations for the year ended December 31, 2019 to the year ended December 31, 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on March 1, 2021.

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

Cash Requirements

As of December 31, 2021, $52.3 million of our $74.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $22.4 million for the year ended December 31, 2021. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current growth plan, and dividend payments.

Cash Provided by Operations

Net cash provided by operations was $58.1 million in the year ended December 31, 2021, compared with $161.6 million in the prior year. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows as well as cash costs related to advisory fees, transaction expenses, and integration costs all relating to the Scapa acquisition

Working Capital

As of December 31, 2021, we had net operating working capital of $366.7 million including cash and cash equivalents of $74.7 million, compared with net operating working capital of $232.3 million including cash and cash equivalents of $54.7 million as of December 31, 2020. These changes primarily reflect the impact of the Scapa acquisition, the timing of payments and collections as well as increased raw material prices and timing of shipments.

In 2021, net changes in operating working capital decreased cash flow by $61.4 million. In 2020, net changes in operating working capital decreased cash flow by $5.7 million. The most significant working capital related cash outflow item was related to higher receivables related to strong sales growth in AMS, and higher costs of inventories on hand related to significantly higher raw material prices.

Cash Used for Investing

Cash used for investing activities during 2021 was $636.5 million compared to $203.1 million in the prior year. The change primarily reflects the net $630.6 million consideration to acquire Scapa versus $169.3 million for Tekra in prior year.

Capital Spending

Capital spending including capitalized software was $38.9 million, and $33.3 million in 2021 and 2020, respectively.  During 2021 and 2020 capital spending was primarily related to replacement and maintenance of aging assets, development of new products, rebuild of certain paper manufacturing lines, cost reduction initiatives, and IT infrastructure.

Cash Provided by (Used for) Financing Activities

During 2021, financing activities consisted primarily of $744.5 million proceeds from borrowings under the revolving credit facility, primarily to fund the Scapa acquisition including $350 million under the Term Loan B Facility and $343.0 million incremental borrowings of revolver loans, $55.3 million in cash paid for dividends declared to SWM stockholders, $55.9 million payments on long-term debt, $14.6 million payment for debt issuance costs associated with the amendment of our Credit Agreement as discussed in Note 14. Debt of the notes to the Consolidated Financial statements, the buyout of the leased property at Knoxville for $15.4 million and share repurchases of $3.4 million.

During 2020, financing activities consisted primarily of $212.7 million proceeds from borrowings under the revolving credit facility, primarily to fund the Tekra acquisition, net repayments on borrowings of $165.3 million, cash dividends of $55.0 million paid to SWM stockholders and share repurchases of $1.0 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 23, 2022, we announced a cash dividend of $0.44 per share payable on March 25, 2022, to stockholders of record as of the close of business on March 11, 2022. The covenants contained in our Indenture and Credit Agreement, each, as defined below in "Debt Instruments and Related Covenants," require that we maintain certain financial ratios, as disclosed in Note 14. Debt, of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2021 and 2020, we repurchased 78,790 shares and 27,779 shares, respectively, of our common stock at a cost of $3.4 million and $1.0 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

Debt Instruments and Related Covenants ($ in millions)	For the Years Ended December 31,
	2021	2020
Proceeds from issuances of long-term debt	744.5	212.7
Payments on long-term debt	(55.9)	(165.3)
Net proceeds from borrowings	$688.6	$47.4

Net proceeds from borrowings were $688.6 million during 2021.

On February 10, 2021, we amended our existing Credit Agreement to provide for an additional Term Loan Facility “Term Loan B” which provides for additional capacity of $350 million. See Note 14. Debt, of the Notes to Consolidated Financial Statements for additional information about the Term Loan B. The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. See Note 25. Subsequent Event, of the Notes to Consolidated Financial Statements for additional information about the amendment.

Credit Agreement

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million. See Note 14. Debt, of the Notes to Consolidated Financial Statements, for more information.

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250 million. The balance under the Term Loan B Facility was $348.2 million as of December 31, 2021.

Borrowings under the Revolving Credit Facility currently bear interest, at the Company’s option, at either (i) 2.25% in excess of LIBOR or (ii) 1.25% in excess of an alternative base rate. Borrowings under the Term Loan A Facility currently bear interest, at the Company’s option, at either (i) 2.50% in excess of LIBOR or (ii) 1.50% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Any borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75%) or (ii) 2.75% in excess of an alternative base rate. Unused borrowing capacity under the Credit Agreement was $102.2 million as of December 31, 2021. We also had availability under our bank overdraft facilities and lines of credit of $1.8 million as of December 31, 2021.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The net debt to EBITDA ratio will decrease over the course of 24 months, returning to 4.50x effective as of June 30, 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the Credit Agreement at December 31, 2021. With the current level of borrowing and forecasted results, we expect to remain in compliance with our Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the Credit Agreement, at December 31, 2021 and December 31, 2020 were 65.1% and 47.7%, respectively.

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned subsidiaries that is a borrower under or that guarantees obligations under the Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

The Notes were issued pursuant to an Indenture, dated as of September 25, 2018 (the “Indenture”), by and among the Company, the guarantors listed therein and Wilmington Trust, National Association, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018, and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

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

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on March 1, 2021.

OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments ($ in millions):

	Payments due for the years ended
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Current debt (1)	$7.2	$7.2	$—	$—	$—	$—	$—
Long-term debt (2)	1,279.2	—	399.7	6.3	192.5	349.5	331.2
Debt interest (3)	250.4	53.9	52.2	44.3	43.3	35.1	21.6
Restructuring obligations (4)	6.2	3.9	0.5	0.5	0.4	0.3	0.6
Minimum operating lease payments (5)	29.8	8.5	6.0	5.0	3.7	2.3	4.3
Purchase obligations - raw materials (6)	55.0	51.3	2.7	1.0	—	—	—
Purchase obligations - energy (7)	43.1	37.5	2.4	0.5	0.5	0.5	1.7
Tax Act transition obligation (8)	18.8	2.2	4.1	5.5	7.0	—	—
Other contractual obligations (9) (10) (11)	5.0	5.0	—	—	—	—	—
Total	$1,694.7	$169.5	$467.6	$63.1	$247.4	$387.7	$359.4

(1)    Current debt excludes debt issuance costs of $3.9 million; see Note 14. Debt, of the Notes to Consolidated Financial Statements.

(2)    Long-term debt excludes debt issuance costs of $12.1 million in unamortized discount on the senior unsecured notes; see additional information regarding long-term debt in Note 14. Debt, of the Notes to Consolidated Financial Statements.

(3)    The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2021. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2021, a 100 basis point increase in interest rates would increase our debt interest obligation by $4.4 million in 2022, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2021. For more information regarding our outstanding debt and associated interest rates, as well as hedging strategies in place which serve to fix the interest rate on a large portion of our debt, see Note 14. Debt, of the Notes to Consolidated Financial Statements.

(4)    Restructuring obligations are more fully discussed in Note 13. Restructuring and Impairment Activities, of the Notes to Consolidated Financial Statements.

(5)    Minimum operating lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2021.

(6)    Minimum purchase obligations for raw materials include our calcium carbonate purchase agreement at our plant in Quimperlé, France. See Note 20. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

(7)    Purchase obligations for energy including natural gas, electricity, and steam. See Note 20. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

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

(9)    Other contractual obligations relate to commitments for capital projects. Other contractual obligations exclude $9.8 million of unrecognized tax benefits associated with uncertain tax positions for which there is no contractual obligation. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2021.

(10)    Other contractual obligations do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $335.4 million in assets at December 31, 2021. The combined projected benefit obligation ("PBO") of our U.K., U.S. and French pension plans was underfunded by $11.4 million and $25.7 million as of December 31, 2021, and 2020, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We expect 2022 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, see Note 18. Postretirement and Other Benefits, of the Notes to Consolidated Financial Statements.

(11)    Other contractual obligations do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were insignificant for the years ended December 31, 2021, and 2020, respectively. Based on this past experience, we currently expect our share of the net payments during 2021 to be insignificant.

OUTLOOK

For the AMS segment, we expect our growth outlook to be driven by macro factors affecting our served end-markets, including healthcare, filtration, transportation, construction, and industrial, as well as industry demand for many of our key applications. We expect water and other specialty filtration applications, surface protection products within transportation, and our healthcare products to deliver growth exceeding GDP, or other global growth benchmarks, over the long-term due to the relative strong demand for the specific products we provide. Generally, we believe that our sales into the construction and industrial end-markets will perform relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China. Excluding potential impacts from raw material price movements across both operating segments, the Company generally projects profit growth in the AMS segment as a result of expected organic sales growth. For the EP segment, we expect our performance to be driven by macro factors, such as the expected long-term trend of reduced cigarette consumption and foreign exchange movements, and the potential regulatory changes in the tobacco industry or tax-related price increases. Following the Scapa acquisition, given AMS’s increased relative size compared to EP, the Company believes it is now better positioned to deliver long-term organic sales and profit growth.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, the expected benefits and accretion of the Scapa acquisition and integration and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. No assurance can be given that such expectations will prove to have been correct and persons reading this presentation are therefore cautioned not to place undue reliance on these forward-looking statements which speak only as at the date of this press release. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. "Risk Factors" of this report as well as the following factors:

•Risks associated with pandemics and other public health emergencies, including the continued impact of, and the governmental and third-party response to, the COVID-19 pandemic and its variant strains (including any proposed new regulation concerning mandatory COVID-19 vaccination of employees);
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
•The phasing out of USD LIBOR rates after 2023 and the replacement with SOFR;
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
•The outcome and cost of the LIP-related intellectual property litigation against Glatz in Europe;

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations for the foreseeable future. As of December 31, 2021, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $5.9 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2021, rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2021, a 100 basis point increase in interest rates would result in a $4.4 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2021. As of December 31, 2021, the percentage of the Company’s fixed and floating interest rate debt was 27% and 73%, respectively.  The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. See Note 15. Derivatives, of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2021, the percentage of the Company’s debt subject to fixed and floating rates of interest was 66% and 34%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the AMS segment and wood pulp is our largest single component of raw material cost in our EP segment. The per pound price of resin is volatile and may impact the future results of our AMS segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2016 through December 2021, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged between $900 to $1,600 per ton. The average list price of NBSK for the year of 2021 was $1,480 per ton. We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

In our AMS segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our AMS segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $25.8 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $4.4 million, assuming no compensating change in our selling prices.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass-through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $5.0 million, assuming no compensating change in our selling prices.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Net sales	$1,440.0	$1,074.4	$1,022.8
Cost of products sold	1,109.7	766.1	732.8
Gross profit	330.3	308.3	290.0

Selling expense	46.7	36.9	33.7
Research expense	20.3	13.8	13.5
General expense	169.9	116.9	105.1
Total nonmanufacturing expenses	236.9	167.6	152.3

Restructuring and impairment expense	10.1	11.9	3.7
Operating profit	83.3	128.8	134.0
Interest expense	46.1	30.5	36.1
Other income (expense), net	35.9	(1.0)	(1.0)
Income before income taxes and income from equity affiliates	73.1	97.3	96.9

(Benefit) provision for income taxes	(9.4)	18.4	15.2
Income from equity affiliates, net of income taxes	6.4	4.9	4.1
Net income	$88.9	$83.8	$85.8

Net income per share - basic:
Net income per share – basic	$2.83	$2.68	$2.78

Net income per share – diluted:
Net income per share – diluted	$2.80	$2.66	$2.76

Weighted average shares outstanding:

Basic	31,030,400	30,832,700	30,652,200

Diluted	31,400,300	31,104,200	30,838,300
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$88.9	$83.8	$85.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(24.4)	16.6	1.8
Less: Reclassification adjustment for realized translation adjustments	—	(0.1)	(0.9)

Unrealized gain (loss) on derivative instruments	6.1	(11.6)	1.6
Less: Reclassification adjustment for loss (gain) on derivative instruments included in net income	5.1	2.0	(4.5)

Net gain (loss) from postretirement benefit plans	3.3	(0.1)	0.6
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	2.8	3.9	3.3
	(7.1)	10.7	1.9
Comprehensive income	$81.8	$94.5	$87.7
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$74.7	$54.7
Accounts receivable, net	238.0	148.5
Inventories	259.5	179.7
Income taxes receivable	10.0	6.2
Other current assets	12.4	7.3
Total current assets	594.6	396.4

Property, plant and equipment, net	463.9	339.0
Deferred income tax benefits	33.9	2.6
Investment in equity affiliates	64.6	59.3
Goodwill	648.3	403.7
Intangible assets, net	513.9	314.7
Other assets	101.1	69.2
Total assets	$2,420.3	$1,584.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$3.2	$2.8
Accounts payable	116.0	60.5
Income taxes payable	2.6	2.7
Accrued expenses	109.3	100.9
Total current liabilities	231.1	166.9

Long-term debt	1,267.1	590.5
Long-term income tax payable	16.6	17.7
Pension and other postretirement benefits	39.0	36.5
Deferred income tax liabilities	95.1	45.1
Other liabilities	89.2	78.6
Total liabilities	1,738.1	935.3
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 31,449,563 and 31,324,745 shares issued and outstanding at December 31, 2021 and 2020, respectively	3.1	3.1
Additional paid-in-capital	101.7	92.2
Retained earnings	696.4	666.2
Accumulated other comprehensive loss	(119.0)	(111.9)
Total stockholders' equity	682.2	649.6
Total liabilities and stockholders' equity	$2,420.3	1,584.9
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in millions, except per share amounts)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	30,771,244	$3.1	$71.1	$608.2	$(124.5)	$557.9
Cumulative effects of change in accounting standards	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	85.8	—	85.8
Other comprehensive income, net of tax	—	—	—	—	1.9	1.9
Dividends declared ($1.76 per share)	—	—	—	(54.4)	—	(54.4)
Restricted stock issuances, net	147,113	—	—	—	—	—
Stock-based employee compensation expense	—	—	7.6	—	—	7.6
Stock issued to directors as compensation	3,601	—	0.1	—	—	0.1
Purchases and cancellation of common stock	(25,297)	—	—	(0.9)	—	(0.9)
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	83.8	—	83.8
Other comprehensive income, net of tax	—	—	—	—	10.7	10.7
Dividends declared ($1.76 per share)	—	—	—	(55.0)	—	(55.0)
Restricted stock issuances, net	302,705	—	—	—	—	—
Stock-based employee compensation expense	—	—	8.6	—	—	8.6
Modification to director stock-based compensation	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	3,689	—	0.8	—	—	0.8
Deferred compensation directors stock trust	149,469	—	—	—	—	—
Purchases and cancellation of common stock	(27,779)	—	—	(1.0)	—	(1.0)
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	88.9	—	88.9
Other comprehensive loss, net of tax	—	—	—	—	(7.1)	(7.1)
Dividends declared ($1.76 per share)	—	—	—	(55.3)	—	(55.3)
Restricted stock issuances, net	201,261	—	—	—	—	—
Stock-based employee compensation expense	—	—	8.4	—	—	8.4
Stock issued to directors as compensation	2,347	—	1.1	—	—	1.1
Purchases and retirement of common stock	(78,790)	—	—	(3.4)	—	(3.4)
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
The accompanying notes are an integral part of these consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
Operations
Net income	$88.9	$83.8	$85.8
Non-cash items included in net income:
Depreciation and amortization	92.7	72.2	57.7
Impairments	1.6	—	1.1
Deferred income tax benefit	(27.0)	(5.2)	(3.4)
Pension and other postretirement benefits	0.7	3.7	2.6
Stock-based compensation	8.5	8.8	7.7
Income from equity affiliates	(6.4)	(4.9)	(4.1)
Brazil tax assessment accruals, net	(6.1)	—	10.9
Gain on sale of assets	(35.3)	—	(0.3)
Long-term income tax payable	—	(0.5)	(0.6)
Cash dividends received from equity affiliates	3.3	2.7	2.6
Other items	(1.4)	6.7	2.1
Changes in operating working capital:
Accounts receivable	(28.1)	(5.3)	10.8
Inventories	(31.4)	(3.5)	(11.2)
Prepaid expenses	0.7	0.6	(0.2)
Accounts payable and other current liabilities	3.5	(5.3)	1.8
Accrued income taxes	(6.1)	7.8	(3.0)
Net changes in operating working capital	(61.4)	(5.7)	(1.8)
Net cash provided by operating activities of:
Cash provided by operations	58.1	161.6	160.3
Investing
Capital spending	(35.9)	(30.1)	(28.6)
Capitalized software costs	(3.0)	(3.2)	(5.5)
Acquisitions, net of cash acquired	(630.6)	(169.3)	—
Proceeds from sale of assets	35.3	0.5	14.7
Other investing	(2.3)	(1.0)	4.6
Cash used for investing	(636.5)	(203.1)	(14.8)
Financing
Cash dividends paid to SWM stockholders	(55.3)	(55.0)	(54.4)
Changes in short-term debt, net	—	—	(0.1)
Proceeds from issuances of long-term debt	744.5	212.7	19.1
Payments on long-term debt	(55.9)	(165.3)	(99.5)
Payments for debt issuance costs	(14.6)	—	—
Payments on financing lease obligations	(15.4)	—	—
Purchases of common stock	(3.4)	(1.0)	(0.9)
Cash provided by (used in) financing	599.9	(8.6)	(135.8)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.8	(0.5)
Increase (decrease) in cash and cash equivalents	20.0	(48.3)	9.2
Cash and cash equivalents at beginning of period	54.7	103.0	93.8
Cash and cash equivalents at end of period	$74.7	$54.7	$103.0
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

The AMS segment offers design and manufacturing solutions for the healthcare, construction, industrial, transportation and filtration end-markets. We manufacture resin-based rolled goods such as nets, films and meltblown materials, bonding products and adhesive components, along with providing adhesives and other coating solutions and converting services for our customers.

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

We conduct business in over 90 countries and operate 38 production locations worldwide, with facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Brazil, China, Italy, Malaysia, India and Poland. We also have a 50% equity interest in two joint ventures in China. The first, China Tobacco Mauduit (Jiangmen) Paper Industry Ltd., or CTM, produces cigarette and porous plug wrap papers and the second, China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. Ltd., or CTS, produces RTL.

As used in this 2021 Annual Report on Form 10-K, unless the context indicates otherwise, references to "we," "us," "our," "SWM," "Schweitzer-Mauduit" or similar terms include Schweitzer-Mauduit International, Inc. and its consolidated subsidiaries.

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

The Company uses the equity method to account for its investments in two joint ventures with the China National Tobacco Corporation (see Note 9. Joint Ventures). Investment in equity affiliates represents the Company’s investment in these joint ventures. The Company’s 50% share of the net income of the joint ventures is included in the consolidated statements of income as income from equity affiliates.

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

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $8.8 million, $7.5 million, and $6.8 million of royalty income during 2021, 2020 and 2019 respectively, which is included in net sales in the Consolidated Statements of Income.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts, included in Other income (expense), net, were losses of $7.3 million, $0.9 million, and $1.4 million in 2021, 2020 and 2019, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals. As of December 31, 2021, and 2020, included in Cash and cash equivalents on the Consolidated Balance Sheets is $0.6 million in contractually restricted cash.

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired, and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as goodwill on the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $8.7 million and $1.1 million in 2021 and 2020, respectively. There were no acquisition costs incurred in 2019.

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, goodwill, and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). Goodwill is not impaired if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, we would proceed to the goodwill impairment test.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alternatively, we may also bypass the Step 0 Test and proceed directly to the goodwill impairment test, where the fair value of the reporting unit is compared to the carrying value. The difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill. See Note 10. Goodwill for further discussion of the Company's annual impairment test results. During the annual testing performed as of October 1, 2021, the estimated fair value of each of the Company's reporting units was in excess of its respective carrying value.

We have acquired trade names that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, category share, business history, product life cycle and operating plans. Indefinite-lived intangibles are evaluated for impairment annually during the fourth quarter. Additionally, when certain events or changes in operating conditions occur, an impairment assessment is performed, and indefinite-lived trade names may be adjusted to a determinable life or an impairment charge may be recorded.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, which approximates a straight-line basis, over the estimated periods benefited. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Estimated useful lives range from 15 to 23 years for customer relationships and 4 to 20 years for developed technology, patents, and other intangible assets.

The carrying value of long-lived assets is reviewed to determine if events or circumstances have changed which may indicate that the assets may be impaired, or the useful life may need to be changed. Upon occurrence of such a triggering event, the Company considers internal and external factors relating to each asset group, including expectation of future profitability, undiscounted cash flows and its plans with respect to the operations. If impairment is indicated, an impairment loss is measured by the amount the net carrying value of the asset exceeds its estimated fair value.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $3.0 million, $2.1 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Accumulated amortization of capitalized software costs was $58.9 million and $40.5 million at December 31, 2021 and 2020, respectively. See Note 12. Other Assets for additional information.

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

Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees' pension and other postretirement benefits over their approximate period of service. The Company's earnings are impacted by amounts of expense recorded related to these benefits, which primarily consist of U.S., U.K., and French pension benefits. Each year's recorded expenses are estimates based on actuarial calculations of the Company's accumulated and projected benefit obligations, or PBOs, for the Company's various plans.

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

Components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $8.9 million and $11.6 million at December 31, 2021 and 2020, respectively	$(14.4)	$(20.5)
Accumulated unrealized loss on derivative instruments, net of income tax benefit of $2.1 million and $2.8 million at December 31, 2021 and 2020, respectively	(1.9)	(13.1)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $9.5 million and $10.1 million at December 31, 2021 and 2020, respectively	(102.7)	(78.3)
Accumulated other comprehensive loss	$(119.0)	$(111.9)

Changes in the components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	For the Years Ended December 31,
	2021			2020			2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$8.9	$(2.8)	$6.1	$5.0	$(1.2)	$3.8	$2.5	$1.4	$3.9
Derivative instrument adjustments	11.9	(0.7)	11.2	(10.8)	1.2	(9.6)	(2.9)	—	(2.9)
Unrealized foreign currency translation adjustments	(23.8)	(0.6)	(24.4)	11.5	5.0	16.5	(2.5)	3.4	0.9
Total	$(3.0)	$(4.1)	$(7.1)	$5.7	$5.0	$10.7	$(2.9)	$4.8	$1.9

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of shares related to continued service requirements as they occur. A summary of outstanding restricted stock awards as of December 31, 2021, and 2020 is included in Note 19. Stockholders' Equity.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new standard simplifies income tax accounting requirements by removing certain exceptions to the general principles in Topic 740, Income Taxes. The provisions of this ASU were adopted effective January 1, 2021, and did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and requires the amendments to be applied on a retrospective basis for all periods presented. The provisions of this ASU were adopted effective January 1, 2021. The required disclosure changes did not have a material impact on the consolidated financial statements

Recently Issued Accounting Standards

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	For the Years Ended December 31,
	2021			2020			2019
	AMS	EP	Total	AMS	EP	Total	AMS	EP	Total
U.S.	$562.5	$155.8	$718.3	$376.7	$161.9	$538.6	$331.3	$182.8	$514.1
Europe and the former Commonwealth of Independent States	193.8	189.5	383.3	47.5	182.2	229.7	45.8	172.6	218.4
Asia/Pacific (including China)	124.9	86.2	211.1	94.6	110.7	205.3	77.6	95.0	172.6
Americas (excluding U.S.)	31.4	46.5	77.9	9.3	43.6	52.9	7.6	45.6	53.2
Other foreign countries	18.1	31.3	49.4	15.4	32.5	47.9	14.9	49.6	64.5
Total revenues (1)	$930.7	$509.3	$1,440.0	$543.5	$530.9	$1,074.4	$477.2	$545.6	$1,022.8
    (1) Revenues include net hedging gains and losses for the years ended December 31, 2021, 2020 and 2019.

The AMS segment supplies customers serving generally high-growth end-markets, as follows.

Healthcare - Sales to the medical market include products used in finger bandages, diagnostic test strips, and hospital-setting products.

Construction - Sales to the construction end-market are comprised mostly of netting products for a range of erosion control applications.

Industrial - Sales to the industrial end-market include products for high-end coated digital printing, packaging, undersea cable wraps, consumer-oriented specialty tapes and wind-turbine production.

Transportation - The Company’s primary products are aftermarket automotive paint protection films, in addition to ballistic resistant and security glass used in various transportation modes.

Filtration - The Company serves liquid and other filtration markets, producing reverse osmosis and other water filtration products along with media and support materials for air filtration devices.

Industrial - Sales to the industrial end-market include products for high-end coated digital printing, packaging, undersea cable wraps, consumer-oriented specialty tapes and wind-turbine production.

Net sales for the AMS business are disaggregated by end market as the percentage of the net sales as follows.

	For the Years Ended December 31,
	2021	2020
Healthcare	24%	14%
Construction	20%	23%
Industrial	20%	17%
Transportation	18%	22%
Filtration	18%	24%
Total revenues (1)	100%	100%
(1) Revenues include contributions from Scapa Group plc and Tekra LLC effective April 15, 2021, and March 13, 2020, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Leases

The Company leases certain office space, warehouses, manufacturing facilities, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases without lease terms (i.e. month-to-month leases), lease expense is recognized as incurred and no asset or liability is recorded for these leases.

The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from non-lease components (e.g., common-area maintenance costs). Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. Lease assets and liabilities are determined based on the lease term including those periods for which renewal options are considered reasonably certain to be exercised. Certain leases also include options to purchase the leased property, although we are unlikely to do so in most cases. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Components of right-of-use assets and lease liabilities presented in the balance sheet are as follows ($ in million):

Assets	Classification	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$25.1	$19.8
Finance lease right-of-use assets	Property, plant and equipment, net	2.2	3.0
Total right of use assets		$27.3	$22.8

Liabilities	Classification	December 31, 2021	December 31, 2020
Current operating lease obligation	Accrued expenses	$7.3	$5.2
Long-term operating lease obligation	Other liabilities	18.7	15.6
Total operating lease obligation		$26.0	$20.8

Current finance lease obligation	Current debt	$0.5	$0.5
Long-term finance lease obligation	Long-term debt	2.3	3.0
Total finance lease obligation		$2.8	$3.5

Components of lease expense incurred by the Company are as follow ($ in millions):

Lease Cost	Year Ended December 31, 2021	Year ended December 31, 2020
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$0.7	0.2
Amortization of right-of-use assets	0.9	0.5
Operating lease cost	8.4	6.8
Short-term lease expense	2.3	0.4
Total lease cost	$12.3	$7.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents future contractual lease liabilities for the next five years and thereafter for finance and operating leases ($ in millions):

Maturity of Lease Liabilities	Finance	Operating	Total
2022	$0.7	8.5	$9.2
2023	0.6	6.0	6.6
2024	0.5	5.0	5.5
2025	0.5	3.7	4.2
2026	0.5	2.3	2.8
Thereafter	0.4	4.3	4.7
Total lease payments	$3.2	$29.8	$33.0
Less: Interest	0.4	3.8	4.2
Present value of lease liabilities	$2.8	$26.0	$28.8

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.9	5.8
Finance leases	5.5	6.3
Weighted-average discount rate
Operating leases	5.44%	6.19%
Finance leases	5.22%	5.26%

Other Information (millions)	Year Ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	8.7	6.9
Operating cash flows from finance leases	0.7	0.2
Leased assets obtained in exchange for new finance lease liabilities	15.1	0.4
Leased assets obtained in exchange for new operating lease liabilities	10.0	3.9

See Consolidated Statements of Cash Flow for information on payments on financing lease obligations.

Note 5. Business Acquisitions

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was funded with borrowings under the amended Credit Agreement, as defined and discussed in Note 14. Debt.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, including deferred taxes and the valuations of certain intangibles and personal property. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill, which is assigned to the AMS reportable segment, is primarily attributable to expected revenue synergies and is not expected to be deductible for tax purposes. The estimated purchase price allocation as of April 15, 2021, was revised during the third and fourth quarter as new information was received and analyzed resulting in a decrease in Deferred tax liabilities of $15.8 million, an increase in Property, plant and equipment of $8.1 million, an increase in Other liabilities, primarily due to changes in certain tax positions of $7.2 million, a $3.0 million decrease in Other assets, and other insignificant changes, as presented in the table below. As additional information related to income taxes becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The consideration paid for Scapa, and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the April 15, 2021, acquisition date were as follows ($ in millions):

	Preliminary Allocation as of December 31, 2021	Adjustments	Preliminary Allocation as of April 15, 2021
Cash and cash equivalents	$22.7	$—	$22.7
Accounts receivable	67.7	—	67.7
Inventory	60.0	(0.9)	60.9
Other current assets	9.7	(0.1)	9.8
Property, plant and equipment	160.2	8.1	152.1
Identifiable intangible assets	246.2	—	246.2
Other assets	23.3	(3.0)	26.3
Total assets	$589.8	$4.1	$585.7

Current debt	$15.0	$—	$15.0
Accounts payable and other current liabilities	85.8	(0.1)	85.9
Deferred income tax liabilities	45.7	(15.8)	61.5
Other liabilities	40.4	7.3	33.1
Net assets acquired	$402.9	$12.7	$390.2
Goodwill	250.4	(12.7)	263.1
Total consideration	$653.3	$—	$653.3

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment is comprised of land, buildings and leasehold improvements, machinery and equipment, furniture and fixtures, computer equipment, and construction in progress. The preliminary estimated fair value was determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

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

During the twelve months ended December 31, 2021, the Company recognized direct and indirect acquisition-related costs for the Scapa acquisition of $8.7 million. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the consolidated statements of income.

The amounts of Net sales and Income from Scapa included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

April 15, 2021 - December 31, 2021
Net sales	$305.6
Net income	$0.6

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

The consideration transferred to acquire Tekra was $169.3 million, net of $1.6 million cash and cash equivalents acquired, subject to working capital adjustments that were finalized in 2020. The purchase price was funded with borrowings from our Revolving Credit Facility (See Note 14. Debt).

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

Acquired intangible assets include customer relationships, tradenames, and unpatented developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table shows the final fair values assigned to identifiable intangible assets ($ in millions):

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

The amounts of Net sales and Net income of Tekra included in the Company's consolidated income statement from the acquisition date are as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 13, 2020 - December 31, 2020
Net sales	$77.3
Net income	$1.9

Pro Forma Financial Information (unaudited)

The unaudited supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Scapa acquisition had occurred on January 1, 2020, and the Tekra acquisition had occurred on January 1, 2019, and therefore both included in the pro forma results for periods presented. The unaudited supplemental pro forma financial information includes the following adjustments related to the Scapa acquisition: amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the acquisition, transaction and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred. The unaudited supplemental pro forma financial information does not include Tekra net income for the period from January 1 - March 13, 2020, as preparation of this information was deemed impractical due to changes in the ownership structure of the acquired entities prior to the acquisition. For the year ended December 31, 2021, pro forma adjustments caused net income to increase by $10.3 million. For the year ended December 31, 2020 pro forma adjustments led to a $43.8 million decrease in net income.

The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa and Tekra acquisitions occurred as of January 1, 2020, and January 1, 2019, respectively, nor is it necessarily indicative of the of the future results of the combined company.

	Year Ended
	December 31, 2021	December 31, 2020
Net sales	$1,570.6	$1,456.8
Net income (loss)(1)	$101.2	$(20.8)

(1) Unaudited supplemental pro forma financial information includes the impact of restructuring and the impairment of goodwill and intangible assets totaling $71.1 million on Scapa net income for the twelve months ended December 31, 2020.

Note 6. Accounts Receivable

Accounts receivable, net are summarized as follows ($ in millions):

	December 31,
	2021	2020
Trade receivables	$208.9	$130.9
Business tax credits, including VAT	7.8	4.0
Hedge contracts receivable	0.4	0.3
Other receivables	22.3	14.4
Less allowance for doubtful accounts and sales discounts	(1.4)	(1.1)
Total accounts receivable, net	$238.0	$148.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Inventories

Inventories are valued at the lower of cost (using the first-in, first-out and weighted average methods) or market. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. During the years 2021, 2020, and 2019, there were no material inventory write-offs. The following schedule details inventories by major class ($ in millions):

	December 31,
	2021	2020
Raw materials	$113.4	$65.3
Work in process	41.9	23.2
Finished goods	95.7	83.5
Supplies and other	8.5	7.7
Inventories	$259.5	$179.7

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

Property, plant and equipment (and related depreciable lives) consisted of the following ($ in millions):

	December 31,
	2021	2020
Land and improvements	$31.6	$13.6
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	194.5	144.0
Machinery and equipment (5 to 20 years)	739.8	524.4
Construction in progress	32.6	23.1
Gross property, plant and equipment	998.5	705.1
Less: Accumulated depreciation	534.6	366.1
Property, plant and equipment, net	$463.9	$339.0

Depreciation expense was $47.8 million, $42.2 million, and $35.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 9. Joint Ventures

The Company has two joint ventures with China National Tobacco Corporation, or CNTC. CNTC is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and the Company’s subsidiary, Schweitzer-Mauduit International China, Limited, or SM-China, each own 50% of each of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, or CTM, produces tobacco-related

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD, or CTS, produces reconstituted tobacco leaf products. The joint ventures pay to each the Company and CNTC sales-based royalties and management fees, of which SWM recognized $2.7 million, $2.0 million, and $2.1 million in 2021, 2020 and 2019, respectively, in Other (expense) income, net in the consolidated statements of income.

The Company uses the equity method to account for its ownership interest in both joint ventures. At December 31, 2021 and 2020, the Company’s equity investment in the joint ventures was $64.6 million and $59.3 million, respectively. The Company’s share of the net income was included in Income from equity affiliates, net of income taxes within the consolidated statements of income. We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other than temporary decline in value.  When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, internally developed analysis and analysis of external data. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the consolidated financial statements as an impairment.

Note 10. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2021, 2020 and 2019 resulted in no impairment. Each of the Company's two reportable segments, AMS and EP, have goodwill. There are no accumulated impairment losses in the AMS segment as of December 31, 2021. The EP segment has recorded $2.7 million in accumulated impairment losses in previous years.

The changes in the carrying amount of goodwill for each reportable segment were as follows ($ in millions):

	Advanced Materials & Structures	Engineered Papers	Total
Goodwill as of December 31, 2019	$332.5	$4.9	$337.4
Goodwill acquired during the year	61.2	—	61.2
Foreign currency translation adjustments	4.7	0.4	5.1
Goodwill as of December 31, 2020	$398.4	$5.3	$403.7
Goodwill acquired during the year	250.4	—	250.4
Foreign currency translation adjustments	(5.4)	(0.4)	(5.8)
Goodwill as of December 31, 2021	$643.4	$4.9	$648.3

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following ($ in millions):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$541.7	$119.2	$422.5
Developed technology	74.6	20.7	53.9
Trade names	18.9	2.7	16.2
Non-compete agreements	2.9	2.5	0.4
Patents	1.5	0.6	0.9
Total	$639.6	$145.7	$493.9

Unamortized Intangible Assets
Trade names	$20.0	$—	$20.0

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$343.9	$89.7	$254.2
Developed technology	42.4	14.2	28.2
Trade names	11.7	1.4	10.3
Non-compete agreements	2.9	2.4	0.5
Patents	1.5	0.5	1.0
Total	$402.4	$108.2	$294.2

Unamortized Intangible Assets
Trade names	$20.5	$—	$20.5

Amortization expense of intangible assets was $39.7 million, $24.6 million and $20.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method.

The following table shows the estimated aggregate amortization expense for the next five years ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ending December 31,	Estimated Amortization Expense
2022	$44.5
2023	44.5
2024	44.2
2025	43.4
2026	43.4

Note 12. Other Assets

Other assets consisted of the following ($ in millions):

	December 31,
	2021	2020
Capitalized software costs, net of accumulated amortization	$13.9	$12.9
Grantor trust assets	21.6	18.0
Net pension assets	26.3	9.3
Long-term supplies inventory	4.9	6.6
Operating lease assets	25.1	19.8
Other assets	9.3	2.6
Total	$101.1	$69.2

The Company's ICMS credits in Brazil are included within Other assets and are fully reserved. These credits do not expire. The Company is exploring other actions to utilize the credits. Charges and credits associated with normal ongoing activity are included in Cost of products sold in the Consolidated Statements of Income. Future material changes as a result of new legislation or a change in our operations will be reported separately.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. These assets are restricted from Company use until all obligations are satisfied.

Note 13. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $10.1 million, $11.9 million, and $3.7 million in the years ended December 31, 2021, 2020 and 2019, respectively.

In the EP segment, restructuring and impairment expenses were $8.2 million, $11.3 million, and $2.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

During the third quarter of 2021, we announced plans to close the Winkler, Manitoba facility in Canada. The decision was part of our ongoing manufacturing optimization efforts. Manufacturing at this facility ceased during December of 2021. As a result of this decision, $0.8 million of restructuring and impairment expense was recognized during the year ended December 31, 2021, related to severance and other accruals. During the year ended December 31, 2021, we also recorded $0.7 million of other restructuring related charges in Cost of products sold, including the write down of certain inventories to net realizable value and the acceleration of depreciation of machinery and equipment due to the change in the estimated lives of these assets.

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

As a result of this decision, $4.7 million and $6.7 million of restructuring and impairment expense was recognized in the year ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2021, restructuring and impairment expenses related to costs associated with closing the facility and preparing it for sale, medical benefits and other accruals. Restructuring and impairment expense in the year ended December 31, 2020 related to severance and other accruals. In the year ended December 31, 2020, we also recorded $4.9 million of other restructuring related charges in Cost of products sold, of which, $2.0 million was to write-down the value of certain spare parts and consignment inventories to estimated net realizable value and $2.9 million resulted from the acceleration of depreciation and amortization for machinery and equipment due to the change in the estimated lives of these assets driven by the decision to shut down the facility. The Spotswood site was sold on December 9, 2021, for total proceeds of $34.4 million, and the Company recorded a net gain of $35.2 million including sales from other miscellaneous remaining assets which is included in Other income (expense), net.

In addition to restructuring costs relating to the Spotswood and Winkler facilities, the EP segment recognized $2.7 million in the year ended December 31, 2021, related to severance accruals for employees at manufacturing facilities, primarily in France. In 2020 and 2019, restructuring and impairment expenses in the EP segment consisted of $4.6 million and $2.6 million, respectively, relating to severance accruals at our other manufacturing facilities, primarily in France. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the EP segment. The cost optimization initiative project started in 2019 is expected to be completed in 2022. The EP segment has recognized $11.9 million of restructuring charges cumulatively through December 31, 2021, related to this project.

The Company expects to record additional restructuring and impairment costs in the EP segment during 2022 of approximately $1.5 million relating to the closing of the Winkler, Manitoba facility for severance, settlement of post-retirement benefit obligations and retention.

In the AMS segment, the Company incurred $1.9 million, $0.5 million, and $1.1 million in restructuring and impairment expenses during the years ended December 31, 2021, 2020, and 2019, respectively. In 2021, restructuring and impairment expense primarily related to the impairment of non-productive manufacturing equipment and severance accruals. Restructuring and impairment expense for the year ended December 31, 2020 related to severance accruals. Restructuring and impairment expense for the year ended December 31, 2019, consisted of impairment charges at our U.S. and Chinese manufacturing facilities.

The following table summarizes total restructuring and related charges:

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2021	2020	2019
Restructuring and impairment expense:
Severance	$3.6	$11.6	$2.6
Other	4.9	0.3	1.1
Asset impairment	1.6	—	—
Total restructuring and impairment expense	$10.1	$11.9	$3.7

Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	0.5	2.9	—
Spare parts and consignment inventory write-down to estimated net realizable value	0.2	2.0	—
Total other restructuring related charges - Cost of products sold	$0.7	$4.9	$—

Total restructuring and impairment expense and other restructuring related charges	$10.8	$16.8	$3.7

Restructuring liabilities were classified within Accrued expenses and Other Liabilities in each of the Consolidated Balance Sheets as of December 31, 2021, and 2020. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows ($ in millions):

	2021	2020
Balance at beginning of year	$7.4	$0.5
Accruals for announced programs	4.7	11.9
Cash payments	(5.7)	(5.2)
Exchange rate impacts	(0.2)	0.2
Balance at end of period	$6.2	$7.4

Note 14. Debt

Total debt, net of debt issuance costs, is summarized in the following table ($ in millions):

	December 31, 2021	December 31, 2020
Revolving credit agreement - U.S. dollar borrowings	$393.0	$50.0
Term loan A facility	193.5	195.5
Term loan B facility	348.2	—
6.875% senior unsecured notes due October 1, 2026, net of discount of $5.2 million and $6.1 million as of December 31, 2021 and 2020, respectively	344.8	343.9
French employee profit sharing	4.1	5.0
Finance lease obligations	2.8	3.5
Debt issuance costs	(16.1)	(4.6)
Total debt	1,270.3	593.3
Less: Current debt	(3.2)	(2.8)
Long-term debt	$1,267.1	$590.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250 million. The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. See Note 25. Subsequent Event, of the Notes to Consolidated Financial Statements for additional information about the amendment.

Borrowings under the Revolving Credit Facility currently bear interest, at the Company’s option, at either (i) 2.25% in excess of LIBOR or (ii) 1.25% in excess of an alternative base rate. Borrowings under the Term Loan A Facility currently bear interest, at the Company’s option, at either (i) 2.50% in excess of LIBOR or (ii) 1.50% in excess of an alternative base rate. The Term Loan amortizes at the rate of 1.0% per year and will mature on September 25, 2025. Any borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75% or (ii) 2.75% in excess of an alternative base rate.

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

The Notes were issued pursuant to an Indenture, dated as of September 25, 2018 (the “Indenture”), by and among the Company, the guarantors listed therein and Wilmington Trust, National Association, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018, and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer, or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2021.

As of December 31, 2021, the average interest rate was 2.38% on outstanding Revolving Credit Facility borrowings, 2.63% on outstanding Term Loan A Facility borrowings, and 4.50% on outstanding Term Loan B Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.04% and 4.02% for the year ended December 31, 2021, and 2020, respectively.

French Employee Profit Sharing

At both December 31, 2021, and 2020, long-term debt other than the Amended Credit Agreement primarily consisted of obligations of the French operations related to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 0.20% at both December 31, 2021 and 2020, and are generally payable in the fifth year subsequent to the year in which the profit sharing is accrued.

Bank Overdrafts

The Company also had bank overdraft facilities of $1.8 million and $6.7 million, at December 31, 2021 and 2020, respectively, of which none was outstanding at either December 31, 2021 or 2020. Interest is incurred on outstanding amounts at market rates, which were 0.55% and 0.26%, respectively, at December 31, 2021 and 2020. No commitment fees are paid on the unused portion of these facilities.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principal Repayments

Under the Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Credit Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2021 such that those amounts are not expected to be repaid prior to the September 2023 expiration of the Revolving Credit Facility. Following are the expected maturities for the Company's debt obligations as of December 31, 2021 ($ in millions):

2022	$7.2
2023	399.7
2024	6.3
2025	192.5
2026	349.5
Thereafter	331.2
Total	$1,286.4

Fair Value of Debt

At December 31, 2021 and 2020, the fair market value of the Company's 6.875% senior unsecured notes was $365.8 million and $371.0 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2021, and 2020 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

Debt Issuance Costs

In conjunction with the amendment to our Credit Agreement on February 10, 2021, the Company capitalized approximately $14.6 million of debt issuance costs during the year ended December 31, 2021, which will be amortized over the term of the various facilities under the amended Credit Agreement. As of December 31, 2021, and 2020, the Company's total deferred debt issuance costs, net of accumulated amortization, were $16.1 million and $4.6 million, respectively.

Amortization expense of $3.1 million and $1.3 million was recorded during the years ended December 31, 2021, and 2020, respectively, and has been included as a component of Interest expense in the accompanying Consolidated Statements of Income. Following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2021 ($ in millions):

2022	$3.9
2023	3.5
2024	2.3
2025	2.2
2026	1.9
Thereafter	2.3
Total	$16.1

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

On June 30, 2021, the Company entered into pay-fixed, receive-variable interest rate swaps with a maturity date of December 31, 2027. The instruments hedge a portion of the Company’s debt facility through the Credit Agreement. Under the terms of the interest rate swaps, SWM will pay a fixed amount of interest each period in an amount equal to 0.974% and 1.4135% on notional amounts of $260.0 million and $140.0 million, respectively, and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•June 30, 2021 - December 29, 2023     $400.0 million notional
•December 29, 2023 - December 31, 2024    $350.0 million notional
•December 31, 2024 - December 31, 2025    $300.0 million notional
•December 31, 2025 - December 31,2026    $200.0 million notional
•December 31, 2026 - December 31, 2027    $190.0 million notional

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

On October 1, 2021, the Company entered into a cross-currency swap designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75 million swapped to €64.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 5.4750% per annum. The cross-currency swap will mature on October 1, 2031.

On November 23, 2021, the Company entered into cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swaps provide for an exchange of principal on a U.S. dollar notional amount swapped to Euro at maturity, in addition to receipt of fixed rate U.S. dollar denominated interest and payment of fixed rate Euro interest to the swap counterparty. Each of the swaps expires on October 1, 2031. The notional amounts and interest rates are as follows.

•$85 million notional swapped to €75.7 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 4.9605% per annum.
•$85 million notional swapped to €75.7 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 5.0755% per annum.
•$65 million notional swapped to €57.9 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 5.1605% per annum.
•$65 million notional swapped to €57.9 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 5.1405% per annum.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2021 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$1.6	Accrued expenses	$—
Foreign exchange contracts	Other assets	—	Other liabilities	9.8
Interest rate contracts	Accounts receivable	0.2	Accrued expenses	—
Interest rate contracts	Other assets	3.3	Other liabilities	2.1
Total derivatives designated as hedges		$5.1		$11.9

Derivatives Not Designated as Hedges:
Foreign exchange contracts	Accounts receivable	$0.2	Accounts payable	$0.6
Total derivatives not designated as hedges		0.2		0.6
Total derivatives		$5.3		$12.5

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the gross effect that derivative instruments in cash flow hedging relationships had on accumulated other comprehensive income (loss), or AOCI, and results of operations ($ in millions):

Derivatives Designated as Cash Flow Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax for the Year Ended December 31,			Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI, Net of Tax
	2021	2020	2019		2021	2020	2019
Derivatives designated as cash flow hedge
Foreign exchange contracts	$(0.2)	$(5.3)	$(0.7)	Net sales	$(1.7)	$(3.4)	$(1.2)
Foreign exchange contracts	1.2	1.4	(2.3)	Other income (expense) , net	(0.2)	1.4	(1.9)
Interest rate contracts	5.1	(7.7)	4.6	Interest expense	(3.2)	—	7.6
Derivatives designated as investment hedge
Foreign exchange contracts	6.6	(14.2)	—	Other income (expense), net	—	—	—
Total	$12.7	$(25.8)	$1.6		$(5.1)	$(2.0)	$4.5

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2021, 2020 or 2019, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the year ended December 31, 2021, 2020, and 2019, respectively, $6.3 million, $6.5 million and $1.1 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect derivative instruments not designated as hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Amount of Gain / (Loss) Recognized in Other Income / Expense
	2021	2020	2019
Foreign exchange contracts	$(2.2)	$0.1	$1.1
Total	$(2.2)	$0.1	$1.1

Note 16. Accrued Expenses

Accrued expenses consisted of the following ($ in millions):

	December 31,
	2021	2020
Accrued salaries, wages and employee benefits	$42.0	$48.7
Other accrued expenses	67.3	52.2
Total	$109.3	$100.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes

For financial reporting purposes, income before income taxes includes the following components ($ in millions):

	For the Years Ended December 31,
	2021	2020	2019
U.S.	$28.5	$29.1	$60.0
Foreign	44.6	68.2	36.9
Total	$73.1	$97.3	$96.9

An analysis of the provision (benefit) for income taxes from continuing operations follows ($ in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current income taxes:
U.S. federal	$5.0	$7.3	$8.1
U.S. state	0.7	1.5	0.8
Foreign	11.9	14.8	9.7
	17.6	23.6	18.6
Deferred income taxes:
U.S. federal	7.5	(5.3)	2.3
U.S. state	(0.2)	1.0	(1.9)
Foreign	(34.3)	(0.9)	(3.8)
	(27.0)	(5.2)	(3.4)
Total	$(9.4)	$18.4	$15.2

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes is as follows ($ in millions):

	For the Years Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$15.4	21.0%	$20.4	21.0%	$20.3	21.0%
Foreign income tax rate differential	2.9	4.0	2.7	2.7	0.6	0.5
Income from passthrough entities	4.2	5.7	2.3	2.3	1.7	1.6
Branch earnings	(0.9)	(1.2)	—	—	—	—
Global intangible low tax inclusion	4.7	6.4	4.8	4.8	(0.1)	(0.1)
Subpart F income	1.0	1.3	0.6	0.6	1.0	1.0
State income tax, net of federal benefit	0.5	0.7	1.8	1.8	(0.2)	(0.2)
Adjustments to valuation allowances	57.0	78.0	(3.9)	(3.9)	(3.7)	(3.8)
Capital loss carryforward	(86.5)	(118.3)	—	—	—	—
Transition tax	—	—	—	—	(0.7)	(0.6)
Other tax credits	(1.4)	(2.0)	(0.8)	(0.8)	(2.0)	(2.1)
Foreign tax credits	(11.0)	(15.0)	(9.9)	(10.0)	(3.5)	(3.6)
Other foreign operational taxes	3.0	4.1	3.5	3.5	2.9	3.0
Base erosion minimum tax amount	2.4	3.3	—	—	—	—
Non-deductible compensation	1.9	2.6	0.4	0.4	1.1	1.1
Other, net	(2.6)	(3.5)	(3.5)	(3.5)	(2.2)	(2.1)
Provision for income taxes	$(9.4)	(12.9)%	$18.4	18.9%	$15.2	15.7%

A benefit for income taxes of $9.4 million, a provision for income taxes of $18.4 million and $15.2 million in the years ended December 31, 2021, 2020, and 2019, respectively, resulted in an effective tax rate of (12.9)%, 18.9%, and 15.7% in 2021, 2020, and 2019, respectively. The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due primarily to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions and adjustments to valuation allowances.

Prior to the passage of the Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that are generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. The Company does not assert indefinite reinvestment with respect to earnings generated by foreign subsidiaries to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. The Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

Net deferred income tax assets (liabilities) were comprised of the following ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
Deferred Tax Assets
Receivable allowances	$0.9	$0.5
Postretirement and other employee benefits	17.1	21.0
Derivatives	—	2.5
Net operating loss and tax credit carryforwards	129.6	104.4
Capital loss carryforward	103.1	12.1
Accruals and other liabilities	0.4	0.7
Intangibles	—	37.6
Other	12.6	4.4
	263.7	183.2
Less: Valuation allowance	(232.3)	(166.6)
Net deferred income tax assets	$31.4	$16.6

Deferred Tax Liabilities
Net property, plant and equipment	$(60.3)	$(55.7)
Intangibles	(31.3)	—
Investment in subsidiaries	(0.6)	(3.2)
Derivatives	(0.3)	—
Other	(0.1)	(0.3)
Net deferred income tax liabilities	$(92.6)	$(59.2)

Total net deferred income tax liabilities	$(61.2)	$(42.6)

As of December 31, 2021, the Company had approximately $111.8 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions which will expire on various dates as follows:

2021
2022-2041	$26.7
Indefinite	85.1
$111.8

In addition, the Company has $103.1 million of tax effected capital loss carryforwards, $96.7 million expire between 2024-2026 and $6.4 million are indefinite lived. The Company also has $8.0 million and $2.2 million of foreign tax credits and state tax credits and that will expire between 2029 – 2030, and 2022 – 2036, respectively.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss, capital loss, and credit carryforwards. The valuation allowance on deferred tax assets as of December 31, 2021, is substantially in the United States and Luxembourg, of $106.9 million and $103.4 million net of a partial valuation allowance release of $35.0 million, respectively. In addition, there is a valuation allowance on ICMS value added tax credits of $4.9 million in Brazil and certain state tax credits of $1.7 million.

The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taxable income and tax planning strategies. Actual future operating results and the underlying amount and category of income in future periods could differ from the Company's current assumptions, judgments and estimates. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes ($ in millions):

	December 31,
	2021	2020	2019
Uncertain tax position balance at beginning of year	$2.0	$1.7	$1.1
Increases related to current year tax positions	0.3	0.3	0.6
Decreases related to expiration of statute of limitations	(0.7)	—	—
Current year acquisition	$8.2	$—	$—
Uncertain tax position balance at end of year	$9.8	$2.0	$1.7

The liability for unrecognized tax benefits included $5.0 million as of December 31, 2021, that if recognized would impact the Company's effective tax rate. We do not anticipate a material decrease in unrecognized tax benefits by the end of 2022 as a result of a lapse of the statute of limitations and other regulatory filings. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income. There were no material income tax penalties or interest accrued on current year uncertain tax positions during the years ended December 31, 2021, 2020 and 2019. As it relates to the current year 2021 Scapa acquisition, a liability for $1.8 million of interest and penalties was recorded through purchase accounting to goodwill.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company finalized Belgium, Scapa France, and China audits, for the tax years, 2017 – 2018, 2017 – 2019, and 2017-2019, respectively during 2021. All expected impacts have been recorded in 2021 or earlier. We are no longer subject to U.S. federal examinations by the IRS for tax years before 2017. The 2015-2021 tax years remain subject to examination by other major tax jurisdictions.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

United Kingdom Pension Benefits

In the U.K., the Company has a defined benefit pension plan which holds the assets and liabilities of former U.K. employees. The plan has been closed to new members since 2008 and is wholly funded by the sponsoring employer, Scapa Group Ltd. The assets of the plan are held separately from the Company under Trust and the plan is managed by a professional Trustee.

U.S., French, and U.K. Pension Disclosures

The U.S., French, and U.K. pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2021.

The Company uses a measurement date of December 31 for its pension plans in the United States, U.K., and France. The funded status of these plans as of December 31, 2021 and 2020 was as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	U.S.		France		U.K.
	2021	2020	2021	2020	2021	2020
Change in Projected Benefit Obligation, or PBO:
PBO at beginning of year	$125.1	$119.9	$35.8	$31.9	$—	$—
Acquisition(1)	1.9	—	5.4	—	200.1	—
Service cost	—	—	1.6	1.3	—	—
Interest cost	2.8	3.7	0.1	0.2	2.5	—
Actuarial (gain) loss	(2.6)	9.7	(2.1)	0.6	4.3	—
Participant contributions	—	—	0.8	0.5	—	—
Gross benefits paid	(8.8)	(8.2)	(2.7)	(1.7)	(10.7)	—
Currency translation effect	—	—	(2.9)	3.0	(3.9)	—
PBO at end of year	$118.4	$125.1	$36.0	$35.8	$192.3	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$134.4	$125.8	$0.8	$1.1	$—	$—
Acquisition(1)	—	—	—	—	211.4	—
Actual return on plan assets	(0.9)	16.8	0.1	—	10.9	—
Employer contributions		—	1.8	1.2	2.9	—
Participant contributions	—	—	0.1	—	—	—
Gross benefits paid	(8.8)	(8.2)	(2.2)	(1.6)	(10.8)	—
Currency translation effect	—	—	(0.1)	0.1	(4.3)	—
Fair value of plan assets at end of year	$124.7	$134.4	$0.5	$0.8	$210.1	$—
Funded status at end of year	$6.3	$9.3	$(35.5)	$(35.0)	$17.8	$—
(1) Amounts attributable to Scapa are included effective April 15, 2021

The PBO, ABO and fair value of pension plan assets for the Company's U.S., U.K., and French defined benefit pension plans as of December 31, 2021 and 2020 as follows ($ in millions):

	U.S.		France		U.K.
	2021	2020	2021	2020	2021	2020
PBO	$118.4	$125.1	$36.0	$35.8	192.3	$—
ABO	118.4	125.1	36.0	35.8	192.3	—
Fair value of plan assets	124.7	134.4	0.5	0.8	210.1	—

As of December 31, 2021, the pre-tax amounts in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost for the U.S., U.K., and French pension plans are as follows ($ in millions):

	Pension Benefits
	U.S.	France	U.K.
Accumulated loss (gain)	$16.9	$11.1	$(3.5)
Prior service credit	—	(2.0)	—
Accumulated other comprehensive loss (gain)	$16.9	$9.1	$(3.5)

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 were as follows:

	Pension Benefits
	U.S.		France		U.K.
	2021	2020	2021	2020	2021	2020
Discount rate	2.73%	2.30%	0.88%	0.32%	1.85%	—%
Rate of compensation increase	—%	—%	2.01%	1.97%	—%	—%
Rate of pension increase	—%	—%	—%	—%	3.26%	—%

The components of net pension benefit costs for U.S., U.K., and French employees during the years ended December 31, 2021, 2020 and 2019 were as follows ($ in millions):

	U.S. Pension Benefits			French Pension Benefits			U.K. Pension Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$1.6	$1.3	$1.0	$—	$—	$—
Interest cost	2.8	3.7	4.6	0.1	0.2	0.4	2.5	—	—
Expected return on plan assets	(3.9)	(4.9)	(5.8)	—	(0.1)	(0.1)	(2.7)	—	—
Amortizations and other	3.2	3.3	2.0	0.8	1.0	0.9	—	—	—
Net periodic benefit cost	$2.1	$2.1	$0.8	$2.5	$2.4	$2.2	$(0.2)	$—	$—

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Pension Benefits
	U.S.			France			U.K.
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.31%	3.20%	4.29%	0.88%	0.53%	1.28%	1.95%	—%	—%
Expected long-term rate of return on plan assets	3.44%	4.41%	5.14%	3.00%	3.00%	3.00%	3.17%	—%	—%
Rate of compensation increase	—%	—%	—%	2.01%	1.97%	1.96%	—%	—%	—%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure each plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. For the year ended December 31, 2021, the target and actual allocation of plan assets were aligned. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. Investments under the U.K. plan are allocated based on a targeted return, driven by the funded status of the plan. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on a periodic basis to review the portfolio returns and to determine asset mix targets. The U.S., U.K., and French pension plans' asset allocations by category at December 31, 2021 and 2020 were as follows:

	U.S.		France		U.K.
	2021	2020	2021	2020	2021	2020
Asset Category
Cash and cash equivalents	1%	1%	11%	36%	1%	—%
Equity securities*
Domestic large cap	2	2	16	30	—	—
Domestic small cap	1	1	—	—	—	—
International	6	6	—	—	10	—
Fixed income securities	90	90	67	32	87	—
Alternative investments**	—	—	6	2	2	—
Total	100%	100%	100%	100%	100%	—%

*    None of the Company's pension plan assets are targeted for investment in SWM stock, except that it is possible that one or more mutual funds held by the plan could hold shares of SWM.

**    Investments in this category under the U.S. and U.K. pension plan may include hedge funds and may include real estate under the French pension plan.

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

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the U.S., French and U.K. pension plans' assets at fair value as of December 31, 2021 ($ in millions):

	U.S.					France			U.K.
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents	$1.1	$—	$1.1	$—	$—	$0.1	$0.1	$—	$2.5	$2.5	$—
Equity securities
Domestic large cap	3.7	3.7	—	—	—	0.1	0.1	—	—	—	—
Domestic small cap	1.2	1.2	—	—	—	—	—	—	—	—	—
International	7.4	7.4	—	—	—	—	—	—	20.8	—	20.8
Fixed income securities
US Government securities	43.1	43.1	—	—	—	—	—	—	—	—	—
Corporate bonds	48.4	48.4	—	—	—	—	—	—	95.2	—	95.2
International bonds	2.1	2.1	—	—	—	—	—	—	86.6	—	86.6
Other	17.7	17.7	—	—	—	0.3	—	0.3	3.3	—	3.3
Alternative investments**	—	—	—	—	—	—	—	—	1.7	—	1.7
Total	$124.7	$123.6	$1.1	$—	$—	$0.5	$0.2	$0.3	$210.1	$2.5	$207.6

The following table sets forth by level, within the fair value hierarchy, the U.S. and French pension plans' assets at fair value as of December 31, 2020 ($ in millions):

	U.S.					France
Plan Asset Category	Total	Other*	Level 1	Level 2	Level 3	Total	Level 1	Level 2
Cash equivalents	$1.0	$—	$1.0	$—	$—	$0.3	$0.3	$—
Equity securities
Domestic large cap	2.7	2.7	—	—	—	0.2	0.2	—
Domestic small cap	1.3	1.3	—	—	—	—	—	—
International	8.2	8.2	—	—	—	—	—	—
Fixed income securities
US Government securities	13.9	13.9	—	—	—	—	—	—
Corporate bonds	99.6	99.6	—	—	—	—	—	—
International bonds	1.2	1.2	—	—	—	—	—	—
Other	6.5	6.5	—	—	—	0.3	—	0.3
Total	$134.4	$133.4	$1.0	$—	$—	$0.8	$0.5	$0.3

*    Investments held in Mutual Funds are measured at Net Asset Value ("NAV"), as determined by the fund manager, as a practical expedient and not are subject to hierarchy level classification disclosure.
**    Alternative investments include ownership interests in shares of registered investment companies.

The Company expects the following estimated undiscounted future pension benefit payments for the United States, France and the U.K., which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	U.S.	France	U.K.
	Pension Benefits	Pension Benefits	Pension Benefits
2022	$8.7	$0.4	$10.9
2023	8.4	1.3	11.2
2024	8.3	1.0	11.4
2025	8.2	1.7	11.8
2026	8.0	1.3	12.1
2027 - 2031	36.6	14.1	65.3

The Company is not required to contribute during 2022 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement. Contributions to the U.K. pension plan are required.

Other Foreign Pension Benefits

In Brazil, employees are covered under government-administered programs. Certain employees in the United Kingdom are covered by auto enrollment schemes where employee contributions are compulsory and also have the backing of government administered programs. In Canada and Italy, the employee pension benefits are not material and therefore are not included in the above disclosures.

Other Benefits

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $4.6 million, $4.0 million, and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company provides U.S. executives, certain other key personnel, and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $16.2 million and $14.5 million at December 31, 2021 and 2020, respectively, which were included in the Consolidated Balance Sheets in Other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (See Note 12. Other Assets). The balance of grantor trust assets totaled $21.6 million and $18.0 million at December 31, 2021 and 2020, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying Consolidated Balance Sheets in Other liabilities was $7.1 million and $7.0 million at December 31, 2021 and 2020, respectively.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, 1,188,070 restricted shares had been issued under the Company's restricted LTIP plans, of which 377,729 shares of issued restricted stock were not yet vested and for which $2.3 million in unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years. The following table presents restricted stock activity for the years 2021, 2020 and 2019:

	2021		2020		2019
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	405,299	$34.96	221,622	$37.08	184,190	$40.33
Granted	207,135	39.10	339,454	34.27	155,982	35.62
Forfeited	(4,345)	33.37	(36,749)	33.98	(8,869)	41.34
Vested	(230,360)	35.71	(119,028)	37.15	(109,681)	40.12
Nonvested restricted shares outstanding at December 31	377,729	$36.78	405,299	$34.96	221,622	$37.08

Restricted Stock Plan Shares

During 2021, the Company recognized $3.5 million for 179,873 shares earned under the 2021-2022 award opportunity, $2.1 million of compensation expense earned under the 2020-2021 award opportunity, and $1.3 million of compensation expense earned under the 2019-2020 award opportunity. During 2020, the Company recognized $3.9 million for 266,221 shares earned under the 2020-2021 award opportunity and $4.2 million of compensation expense earned under the 2019-2020 award opportunity. During 2019, the Company recognized $5.6 million for 331,150 shares earned under the 2019-2020 award opportunity and $2.2 million of compensation expense earned under the 2018-2019 award opportunity.

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

	For the Years Ended December 31,
	2021	2020	2019
Numerator (basic and diluted):
Net income	$88.9	$83.8	$85.8
Less: Dividends paid to participating securities	(0.6)	(0.7)	(0.4)
Less: Undistributed earnings available to participating securities	(0.5)	(0.4)	(0.2)
Undistributed and distributed earnings available to common stockholders	$87.8	$82.7	$85.2

Denominator:
Average number of common shares outstanding	31,030.4	30,832.7	30,652.2
Effect of dilutive stock-based compensation	369.9	271.5	186.1
Average number of common and potential common shares outstanding	31,400.3	31,104.2	30,838.3

Note 20. Commitments and Contingencies

Other Commitments

As of December 31, 2021, we had contractual obligations to purchase products and services (primarily raw materials) and energy totaling $103.2 million. These commitments extend beyond 2025.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2021, which are not material either individually or in the aggregate.

Litigation

Brazil

SWM-Brazil "SWM-B" received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively the "Electricity Assessments"). SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($9.9 million based on the foreign currency exchange rate at December 31, 2021), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. Instead, in August 2018, the State filed revised third and fourth Electricity Assessments for a combined amount of $7.9 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such so no loss has been accrued in our consolidated financial statements for them.

In December of 2000, SWM-B received two assessments from the tax authorities of the State for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. An adverse judgement was received during 2019 and a provision of $8.6 million (based on the foreign currency exchange rate at March 31, 2021) was recorded in Other Liabilities. On April 9, 2021, SWM-B resolved the Raw Materials Assessment by paying $2.6 million (based on the foreign currency exchange rate at March 31, 2021) under a tax amnesty program which reduced the tax liability by approximately 70%. All litigation is now concluded on this matter which is fully resolved. As the result of the favorable settlement, we recognized a total benefit of $6.1 million in the first quarter of 2021, of which $4.6 million was in Interest expense and $1.6 million was in Other expense, net.
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
Note 21. Segment Information

The Company's two operating product line segments are also the Company's reportable segments: Advanced Materials and Structures and Engineered Papers. The AMS segment primarily produces engineered resin-based rolled goods such as nets, films, and other non-wovens for use in high-performance applications in the healthcare, construction, industrial, transportation and filtration industrial end-markets. The EP segment primarily produces cigarette papers including LIP papers, plug wrap papers and base tipping papers used to wrap various parts of a cigarette for sale to cigarette manufacturers and reconstituted tobacco leaf, or RTL, and wrapper and binder products for sale to cigarette and cigar manufacturers. The EP segment also includes commercial and industrial products such as lightweight printing and writing papers, battery separator paper, drinking straw wrap, filter paper and other specialized papers.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

($ in millions)	Net Sales
	For the Years Ended December 31,
	2021		2020		2019
Advanced Materials & Structures	$930.7	64.6%	$543.5	50.6%	$477.2	46.7%
Engineered Papers	509.3	35.4	530.9	49.4	545.6	53.3
Consolidated	$1,440.0	100.0%	$1,074.4	100.0%	$1,022.8	100.0%

($ in millions)	Operating Profit
	For the Years Ended December 31,
	2021		2020		2019
Advanced Materials & Structures	$61.6	73.9%	$64.8	50.3%	$64.3	48.0%
Engineered Papers	100.5	120.6	116.8	90.7	119.2	89.0
Unallocated	(78.8)	(94.6)	(52.8)	(41.0)	(49.5)	(37.0)
Consolidated	$83.3	99.9%	$128.8	100.0%	$134.0	100.0%

($ in millions)	Capital Spending			Depreciation
	2021	2020	2019	2021	2020	2019
Advanced Materials & Structures	$19.5	$14.5	$16.1	$25.9	$14.5	$12.8
Engineered Papers	16.4	15.5	12.0	21.7	27.5	22.8
Unallocated	—	0.1	0.5	0.2	0.2	0.2
Consolidated	$35.9	$30.1	$28.6	$47.8	$42.2	$35.8

Assets are managed on a total company basis and are therefore not disclosed at the segment level.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about Geographic Areas

Long-lived assets by geographic area as of year-end were as follows ($ in millions):

	Long-Lived Assets
	2021	2020	2019
U.S.	$173.9	$122.1	$118.5
France	169.1	169.3	158.8
U.K.	65.4	10.3	9.9
Brazil	15.3	15.2	19.5
Poland	10.4	12.9	14.7
Other foreign countries	43.7	22.1	20.8
Consolidated	$477.8	$351.9	$342.2

Note 22. Major Customers

There were no individual customers in the AMS segment and the EP segment which made up 10% or more of the Company's 2021, 2020 or 2019 consolidated net sales.

There were no individual customers in the AMS segment and the EP segment which made up 10% or more of the Company's consolidated accounts receivable at December 31, 2021 or 2020.

Note 23. Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:
($ in millions)

	For the Years Ended December 31,
	2021	2020	2019
Allowance for Doubtful Accounts
Beginning balance	$1.1	$1.5	$1.7
Bad debt expense	0.3	1.0	0.4
Recoveries	(0.1)	—	(0.3)
Write-offs and discounts	0.1	(1.4)	(0.3)
Ending balance	$1.4	$1.1	$1.5

Supplemental Cash Flow Information
($ in millions)

	For the Years Ended December 31,
	2021	2020	2019
Interest paid	$47.4	$31.4	$29.1
Income taxes paid	22.4	14.8	20.8
Capital spending in accounts payable and accrued liabilities	6.3	5.2	5.9

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 24. Quarterly Financial Information (Unaudited)

The following tables summarize the Company's unaudited quarterly financial data for the years ended December 31, 2021 and 2020 ($ in millions, except per share amounts):

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$288.2	$377.8	$383.6	$390.4	$1,440.0
Gross profit	80.8	88.1	85.2	76.2	330.3
Restructuring and impairment expense	1.7	2.3	1.9	4.2	10.1
Operating profit	33.5	15.9	23.0	10.9	83.3
Net income	$21.6	$1.8	$12.2	$53.3	$88.9

Net income per share:
Net income per share - basic	$0.69	$0.06	$0.38	$1.70	$2.83
Net income per share - diluted	$0.68	$0.06	$0.38	$1.68	$2.80

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$261.5	$254.2	$279.3	$279.4	$1,074.4
Gross profit	74.3	74.3	80.2	79.5	308.3
Restructuring and impairment expense	0.1	1.6	6.0	4.2	11.9
Operating profit	34.1	34.4	37.0	23.3	128.8
Net income	$22.5	$21.5	$24.5	$15.3	$83.8

Net income per share:
Net income per share - basic	$0.72	$0.69	$0.78	$0.49	$2.68
Net income per share - diluted	$0.72	$0.68	$0.78	$0.48	$2.66

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25.     Subsequent Event

On February 22, 2022 we amended a financial covenant in our existing Credit Agreement to adjust the step-down schedule for the maximum net debt to EBITDA ratio. Pursuant to the amendment, the Company will maintain a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 6.00x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The net debt to EBITDA ratio will decrease over the course of 15 months, returning to 4.50x effective as of June 30, 2023. See Note 14. Debt for additional information on our existing Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schweitzer-Mauduit International, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes - Refer to Notes 2 and 17 to the consolidated financial statements

Critical Audit Matter Description

The Company operates and is subject to income taxes in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations which resulted in benefit for income taxes of $9.4 million for the year ended December 31, 2021. The complexity of the Company’s global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and the consolidated provision for income taxes. In addition, there have been recent significant changes in tax laws in various jurisdictions, including the Tax Cut and Jobs Act (the “Tax Act”) in the United States, which require specialized knowledge, skills and judgment in the accounting and reporting of the Company’s provision for income taxes. The Tax Act contains several key tax features that affect the Company, including (i) a provision designed to tax Global Intangible Low Taxed Income (“GILTI”) of foreign subsidiaries and (ii) a deduction for Foreign-Derived Intangible Income (“FDII”).

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the provision for income taxes included the following, among others:

•Tested the effectiveness of internal controls over management’s application of income tax laws to its global corporate structure, including internal controls over the identification and assessment of changes to tax laws in the various jurisdictions in which it operates, including the Tax Act, and internal controls related to the allocation of income to the Company’s various tax jurisdictions.

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
March 1, 2022

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021, was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria. As of December 31, 2021, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. In April 2021, we acquired Scapa Group plc, "Scapa" which was treated as a business combination in accordance with guidance provided by ASC 805. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2021 did not include the internal control over financial reporting of these acquired operations. Assets acquired in these transactions represented 14% of our total consolidated assets at December 31, 2021 and net sales generated by the acquired operations represented 21% of our consolidated net sales for the year ended December 31, 2021. From the acquisition date to December 31, 2021, the processes and systems of the acquired operations did not significantly impact our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Schweitzer-Mauduit International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Schweitzer-Mauduit International, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Scapa Group plc, which was acquired on April 15, 2021, and whose financial statements constitute 14% of total assets and 21% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Scapa Group plc.

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
March 1, 2022

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We have posted a copy of our Code of Conduct on our website at www.swmintl.com/about-us/governance/codes-of conduct. Our Code of Conduct applies to all employees, officers and directors of the Company and its subsidiaries worldwide.

All other information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2022 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2022 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2021, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	95,686
Long-Term Incentive Plan (2)	3,811,930
Total approved by stockholders	3,907,616
Equity compensation plans not approved by stockholders	—
Grand total	3,907,616

(1)    The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees in 2021 consisted of $23,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of cash or shares of SWM Common Stock. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2021, deferred retainer fees have resulted in 146,305 accumulated stock unit credits, excluding credited dividends (207,766 accumulated stock unit credits including credited dividends).

(2)    The Long-Term Incentive Plan and former Restricted Stock Plan are described in Note 19. Stockholders' Equity, of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2021, 377,729 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2022 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2022 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

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

10.13
Offer Letter, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and R. Andrew Wamser, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2018).**

10.14
Separation Agreement, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and Allison Aden (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 11, 2018).**

Exhibit Number	Exhibit
10.15
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

10.16
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

10.17
Letter of Agreement, dated March 26, 2019, between Schweitzer-Mauduit International, Inc. and Michael L. Schmit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2019).**

10.18
Mutual Agreement for the Termination of Employment, dated October 17, 2019, between Schweitzer-Mauduit International, Inc. and Michel Fievez (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

10.19
Consulting Agreement, dated October 17, 2019, between Schweitzer-Mauduit International, Inc. and Michel Fievez (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

10.20
Employment Agreement, dated October 18, 2019, between Schweitzer-Mauduit International, Inc. and Omar Hoek (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

10.21	Form of Director Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
10.22
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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Schweitzer-Mauduit International, Inc.
By:
Dated:	March 1, 2022		/s/ Dr. Jeffrey Kramer
Dr. Jeffrey Kramer
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Jeffrey Kramer	Chief Executive Officer and Director	March 1, 2022
Dr. Jeffrey Kramer	(principal executive officer)

/s/ Andrew Wamser	Executive Vice President and Chief Financial Officer	March 1, 2022
Andrew Wamser	(principal financial officer)

/s/ Michael Schmit	Corporate Controller and Chief Accounting Officer	March 1, 2022
Michael Schmit	(principal accounting officer)

*	Director	March 1, 2022
Deborah Borg

*	Director	March 1, 2022
Mark Bye

*	Director	March 1, 2022
Jeffrey Keenan

*	Director	March 1, 2022
Marco Levi

*	Director	March 1, 2022
Kimberly Ritrievi

*	Director	March 1, 2022
John D. Rogers

*	Director	March 1, 2022
Anderson D. Warlick

*By:

/s/ Ricardo Nunez		March 1, 2022
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