Form 10-Q
period 2022-03-31
SCHWEITZER MAUDUIT INTERNATIONAL INC
filed 2022-05-04
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the quarterly period ended	March 31, 2022
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 31,876,737 shares of common stock issued and outstanding as of May 4, 2022.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	$406.8	$288.2
Cost of products sold	314.2	207.4
Gross profit	92.6	80.8

Selling expense	14.3	9.1
Research and development expense	5.2	3.8
General expense	49.3	32.7
Total nonmanufacturing expenses	68.8	45.6

Restructuring and impairment expense	13.2	1.7
Operating profit	10.6	33.5
Interest expense	14.5	2.9
Other income (expense), net	5.5	(2.6)
Income before income taxes and income from equity affiliates	1.6	28.0

Provision for income taxes	2.1	7.4
Income from equity affiliates, net of income taxes	2.1	1.0
Net income	$1.6	$21.6

Net income per share - basic:
Net income per share – basic	$0.05	$0.69

Net income per share – diluted:
Net income per share – diluted	$0.05	$0.68

Weighted average shares outstanding:

Basic	31,158,000	30,974,200

Diluted	31,413,700	31,340,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$1.6	$21.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.7	(9.9)

Unrealized gains on derivative instruments	21.6	4.4
Less: Reclassification adjustment for gain on derivative instruments included in net income	1.1	—

Net loss from postretirement benefit plans	—	0.1
Amortization of postretirement benefit plans' costs included in net periodic cost	(0.7)	1.6
Other comprehensive income (loss)	30.7	(3.8)
Comprehensive income	$32.3	$17.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$56.1	$74.7
Accounts receivable, net	278.5	238.0
Inventories	272.4	259.5
Income taxes receivable	3.7	10.0
Assets held for sale	6.7	—
Other current assets	20.6	12.4
Total current assets	638.0	594.6

Property, plant and equipment, net	450.4	463.9
Deferred income tax benefits	36.6	33.9
Investment in equity affiliates	66.8	64.6
Goodwill	646.8	648.3
Intangible assets	496.7	513.9
Other assets	106.6	101.1
Total assets	$2,441.9	$2,420.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$2.9	$3.2
Accounts payable	122.8	116.0
Income taxes payable	1.4	2.6
Accrued expenses and other current liabilities	116.3	109.3
Total current liabilities	243.4	231.1

Long-term debt	1,273.5	1,267.1
Long-term income tax payable	16.6	16.6
Pension and other postretirement benefits	37.7	39.0
Deferred income tax liabilities	92.5	95.1
Other liabilities	76.8	89.2
Total liabilities	1,740.5	1,738.1
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,705,664 and 31,449,563 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3.1	3.1
Additional paid-in-capital	105.4	101.7
Retained earnings	681.2	696.4
Accumulated other comprehensive loss, net of tax	(88.3)	(119.0)
Total stockholders’ equity	701.4	682.2
Total liabilities and stockholders’ equity	$2,441.9	$2,420.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except per share amounts)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	21.6	—	21.6
Other comprehensive loss, net of tax	—	—	—	—	(3.8)	(3.8)
Dividends declared ($0.44 per share)	—	—	—	(13.8)	—	(13.8)
Restricted stock issuances, net	148,530	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.1	—	—	2.1
Stock issued to directors as compensation	590	—	0.3	—	—	0.3
Purchases and retirement of common stock	(66,729)	—	—	(3.1)	—	(3.1)
Balance, March 31, 2021	31,407,136	$3.1	$94.6	$670.9	$(115.7)	$652.9

Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net income	—	—	—	1.6	—	1.6
Other comprehensive income, net of tax	—	—	—	—	30.7	30.7
Dividends declared ($0.44 per share)	—	—	—	(13.9)	—	(13.9)
Restricted stock issuances, net	350,154	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.4	—	—	3.4
Stock issued to directors as compensation	794	—	0.3	—	—	0.3
Purchases and retirement of common stock	(94,847)	—	—	(2.9)	—	(2.9)
Balance, March 31, 2022	31,705,664	$3.1	$105.4	$681.2	$(88.3)	$701.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating
Net income	$1.6	$21.6
Non-cash items included in net income:
Depreciation and amortization	25.1	16.9
Restructuring-related impairment	12.9	—
Deferred income tax	(6.4)	3.0
Pension and other postretirement benefits	(1.9)	1.1
Stock-based compensation	3.4	2.1
Income from equity affiliates	(2.1)	(1.0)
Brazil tax assessment accruals, net	—	(6.1)
Other items	(5.8)	5.6
Cash received from settlement of interest swap agreements	23.6	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	(42.8)	(27.7)
Inventories	(16.8)	1.8
Prepaid expenses	(6.8)	(4.8)
Accounts payable and other current liabilities	16.1	(2.2)
Accrued income taxes	4.9	2.4
Net changes in operating working capital	(45.4)	(30.5)
Net cash provided by operations	5.0	12.7
Investing
Capital spending	(8.7)	(7.1)
Capitalized software costs	(0.9)	(0.5)
Other investing	—	0.3
Net cash used in investing	(9.6)	(7.3)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Financing
Cash dividends paid to SWM stockholders	(13.9)	(13.8)
Proceeds from issuances of long-term debt	20.0	25.0
Payments on long-term debt	(14.4)	(0.6)
Payments on financing lease obligations	(0.2)	—
Purchases of common stock	(2.9)	(3.1)
Payments for debt issuance costs	(2.2)	(3.0)
Net cash (used in) provided by financing	(13.6)	4.5
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.9)
(Decrease) increase in cash and cash equivalents	(18.6)	9.0
Cash and cash equivalents at beginning of period	74.7	54.7
Cash and cash equivalents at end of period	$56.1	$63.7

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$7.6	$1.4
Cash paid for taxes, net	$3.4	$2.0
Change in capital spending in accounts payable and accrued liabilities	$5.3	$4.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1. General

Nature of Business

Schweitzer-Mauduit International, Inc. ("SWM," "we," or the "Company"), headquartered in the United States of America, is a leading global performance materials company, focused on bringing best-in-class innovation, design, and manufacturing solutions to our customers. Our highly engineered films, adhesive tapes, foams, nets, nonwovens, and papers are designed and manufactured using resins, polymers, and natural fibers for a variety of industries and specialty applications. The Company maintains two operating product line segments: Advanced Materials & Structures ("AMS") and Engineered Papers ("EP").

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

We conduct business in over 90 countries and operate 37 production locations worldwide, with offices and facilities in the U.S., Canada, United Kingdom, France, Luxembourg, Belgium, Brazil, China, Italy, Malaysia, India and Poland.

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

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the continuing impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended March 31, 2022. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

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

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers ($ in millions):

	Three Months Ended
	March 31, 2022			March 31, 2021
	AMS	EP	Total	AMS	EP	Total
United States	$152.0	$38.6	$190.6	$105.7	$37.4	$143.1
Europe and the former Commonwealth of Independent States	64.1	51.0	115.1	17.8	49.4	67.2
Asia/Pacific (including China)	35.4	24.9	60.3	32.4	22.2	54.6
Americas (excluding US)	14.2	12.7	26.9	2.4	8.8	11.2
Other foreign countries	7.2	6.7	13.9	4.7	7.4	12.1
Total revenues (1)	$272.9	$133.9	$406.8	$163.0	$125.2	$288.2
    (1) Revenues include net hedging gains and losses for the three months ended March 31, 2022 and 2021.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The AMS segment supplies customers serving generally high-growth end-markets, as follows.

Healthcare - Sales to the medical market include products used in woundcare, diagnostic test strips, consumer wellness, and hospital-setting products.

Construction - Sales to the construction end-market are comprised mostly of netting products for a range of erosion control and building applications.

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

Net sales for the AMS business are disaggregated by end market as the percentage of the net sales as follows.

	Three Months Ended
	March 31, 2022	March 31, 2021
Healthcare	23%	13%
Construction	19%	21%
Industrial	24%	15%
Transportation	17%	25%
Filtration	17%	26%
Total revenues	100%	100%

Note 3. Other Comprehensive Income (Loss)

Comprehensive income (loss) includes Net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented Comprehensive income in the condensed consolidated statements of comprehensive income (loss). Reclassification adjustments of derivative instruments are presented in Net sales, Other income (expense), net, or Interest expense in the condensed consolidated statements of income. See Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2022	December 31, 2021
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $6.9 million and $8.9 million at March 31, 2022 and December 31, 2021, respectively	$(15.1)	$(14.4)
Accumulated unrealized gain (loss) on derivative instruments, net of income tax benefit of $2.4 million and $2.1 million at March 31, 2022 and December 31, 2021, respectively	20.8	(1.9)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $12.1 million and $9.5 million at March 31, 2022 and December 31, 2021, respectively	(94.0)	(102.7)
Accumulated other comprehensive loss	$(88.3)	$(119.0)

Changes in the components of Accumulated other comprehensive (loss) income were as follows ($ in millions):

	Three Months Ended
	March 31, 2022			March 31, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net gain (loss) on pension and OPEB liability adjustments	$1.3	$(2.0)	$(0.7)	$1.1	$0.6	$1.7
Unrealized gain (loss) on derivative instruments	22.4	0.3	22.7	4.5	(0.1)	4.4
Unrealized gain (loss) on foreign currency translation	6.1	2.6	8.7	(6.5)	(3.4)	(9.9)
Total	$29.8	$0.9	$30.7	$(0.9)	$(2.9)	$(3.8)

Note 4. Business Acquisitions

Neenah Merger

On March 28, 2022, SWM and Neenah Inc. ("Neenah") announced that the parties entered into an agreement and plan of merger to combine, in an all-stock merger of equals (the “merger agreement”). Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, Neenah will merge with and into a merger subsidiary directly owned by SWM (the “merger”), with Neenah surviving the merger, such that following the merger, Neenah will become a direct, wholly-owned subsidiary of SWM. Pursuant to the merger agreement, stockholders of Neenah will receive 1.358 shares of SWM common stock for each share of Neenah common stock owned. The merger is expected to close in the second half of 2022, subject to receipt of requisite Neenah and SWM stockholder approval, receipt of requisite regulatory approvals and satisfaction of other customary closing conditions. Upon completion of the merger, Neenah will no longer be a separate publicly traded corporation. SWM will continue to trade on the New York Stock Exchange. See "Note 10—Debt" for further information about debt financing related to the merger.

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

The acquisition consideration allocation below is preliminary, pending completion of the fair value analyses of acquired assets and liabilities, including deferred taxes. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill which is assigned to the AMS reportable segment, is primarily attributable to expected revenue synergies and is not expected to be deductible for tax purposes. The estimated purchase price allocation disclosed as of June 30, 2021 was revised during the measurement period as new information was received and analyzed resulting in a decrease in Deferred tax liabilities of $14.4 million, an increase in Property, plant and equipment of $7.7 million, an increase in Other liabilities, primarily due to changes in certain tax positions of $8 million, a $3.0 million decrease in Other assets, and other insignificant changes, as presented in the table below. As additional information related to income taxes becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The consideration paid for Scapa, and the preliminary estimated fair values of the assets acquired, and liabilities assumed as of the April 15, 2021, acquisition date were as follows ($ in millions):

	Preliminary Fair Value as of March 31, 2022	Adjustments	Preliminary Fair Value as of April 15, 2021
Cash and cash equivalents	$22.7	$—	$22.7
Accounts receivable	67.7	—	67.7
Inventory	60.0	(0.9)	60.9
Other current assets	9.7	(0.1)	9.8
Property, plant and equipment	159.8	7.7	152.1
Identifiable intangible assets	246.2	—	246.2
Other noncurrent assets	23.3	(3.0)	26.3
Total assets	$589.4	$3.7	$585.7

Current debt	$15.0	$—	$15.0
Accounts payable and other current liabilities	85.7	(0.2)	85.9
Deferred income tax liabilities	47.1	(14.4)	61.5
Other noncurrent liabilities	41.1	8.0	33.1
Net assets acquired	$400.5	$10.3	$390.2
Goodwill	252.8	(10.3)	263.1
Total consideration	$653.3	$—	$653.3

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

During the three months ended March 31, 2022 and March 31, 2021 the Company recognized direct and indirect acquisition-related costs for the Scapa acquisition of $0.0 million and $3.6 million, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the condensed consolidated statements of income.

Pro Forma Financial Information

The supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Scapa acquisition had occurred on January 1, 2020. The supplemental pro forma financial information includes the following adjustments related to the Scapa acquisition: amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the acquisition, transaction and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred. For the three months ended March 31, 2021, pro forma adjustments caused net income to increase by $10.3 million.

The supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa acquisitions occurred as of January 1, 2020.

Three Months Ended
March 31, 2021
Net sales	$409.8
Net income	$31.9

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator (basic and diluted):
Net income	$1.6	$21.6
Less: Dividends paid to participating securities	(0.2)	(0.1)
Less: Undistributed earnings available to participating securities	—	(0.1)
Undistributed and distributed earnings available to common stockholders	$1.4	$21.4

Denominator:
Average number of common shares outstanding	31,158.0	30,974.2
Effect of dilutive stock-based compensation	255.7	366.3
Average number of common and potential common shares outstanding	31,413.7	31,340.5

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

	March 31, 2022	December 31, 2021
Raw materials	$119.5	$113.4
Work in process	44.6	41.9
Finished goods	99.0	95.7
Supplies and other	9.3	8.5
Total	$272.4	$259.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2022 were as follows ($ in millions):

	AMS	EP	Total
Goodwill as of December 31, 2021	$643.4	$4.9	$648.3
Goodwill acquired during the period(1)	2.1	—	2.1
Foreign currency translation and other(2)	(3.5)	(0.1)	(3.6)
Goodwill as of March 31, 2022	$642.0	$4.8	$646.8
(1) Related to measurement period adjustments for the Scapa acquisition.
(2) Goodwill with a carrying amount of $2.1 million was allocated to the disposal group classified as held for sale as of March 31, 2022 and subsequently impaired. Goodwill was allocated to the disposal group on the basis of relative fair value, primarily utilizing Level 3 inputs which included forecasted future cash flows. We considered the planned divestiture of this business as a potential indicator that the fair value of the AMS reporting unit may be below its carrying amount and performed a qualitative impairment assessment. As a result of this assessment, we concluded that as of March 31, 2022 the fair value of the reporting unit was in excess of its carrying value and therefore no impairment was identified or recognized.

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following ($ in millions):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$539.8	$127.5	$412.3
Developed technology(1)	72.0	20.7	51.3
Trade names	18.8	3.0	15.8
Non-compete agreements	2.9	2.6	0.3
Patents	1.9	0.6	1.3
Total	$635.4	$154.4	$481.0

Unamortized Intangible Assets
Trade names(1)	$15.7	$—	$15.7

(1) Intangible assets with a net carrying amount of $4.7 million are included as part of the disposal group classified as held for sale at March 31, 2022.

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

Amortization expense of intangible assets was $11.1 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $43.6 million in each of the next five years.
Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $13.2 million, and $1.7 million in the three months ended March 31, 2022 and 2021, respectively.

In the EP segment, restructuring and impairment expenses were $0.3 million and $1.7 million in the three months ended March 31, 2022 and 2021, respectively. Restructuring and impairment expense for the three months ended March 31, 2022 includes $0.3 million related to pension benefits for the Winkler, Manitoba facility, which was closed in 2021. Restructuring and impairment expense for the three months ended March 31, 2021 included
$1.4 million related to the Spotswood site, which was sold in 2021, and $0.3 million related to severance accruals at other manufacturing facilities as part of an ongoing cost optimization project. The Spotswood site was sold on December 9, 2021, for total proceeds of $34.4 million.

The Company expects to record additional restructuring and impairment and restructuring related costs in the EP segment during 2022 of approximately $1.0 million relating the closing of the Winkler, Manitoba facility for the settlement of post-retirement benefit obligations and retention.

In the AMS segment, restructuring and impairment expenses were $12.9 million for the three months ended March 31, 2022, primarily related to the write-down of certain assets in conjunction with the planned divestiture of a portion of the segment serving the construction end-market. After considering the impact of impairments, assets held for sale consist primarily of accounts receivable and inventories. There were no restructuring and impairment expenses for the three months ended March 31, 2021.

The following table summarizes total restructuring and related charges for the three months ended March 31, 2022 and 2021:

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Restructuring and impairment expense:
Severance	$0.2	$0.3
Other	0.1	1.4
Asset impairment	$12.9	$—
Total restructuring and impairment expense	$13.2	$1.7

Total other restructuring related charges - Cost of products sold	$—	$—

Total restructuring costs and related charges	$13.2	$1.7

The following table summarizes changes in restructuring liabilities during the periods ended March 31, 2022 and 2021. ($ in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of year	$6.2	$7.4
Accruals for announced programs	—	0.3
Cash payments	(1.4)	(2.2)
Foreign exchange impact	(0.1)	(0.1)
Balance at end of period	$4.7	$5.4

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in each of the condensed consolidated balance sheets.

Note 10. Debt

The components of total debt are summarized in the following table ($ in millions):

	March 31, 2022	December 31, 2021
Revolving credit facility - U.S. dollar borrowings	$400.0	$393.0
Term loan A facility	193.0	193.5
Term loan B facility	347.4	348.2
6.875% senior unsecured notes due October 1, 2026, net of discount of $4.9 million and $5.2 million at March 31, 2022 and December 31, 2021, respectively	345.1	344.8
French employee profit sharing	4.0	4.1
Finance lease obligations	2.6	2.8
Debt issuance costs and discounts	(15.7)	(16.1)
Total debt	1,276.4	1,270.3
Less: Current debt	(2.9)	(3.2)
Long-term debt	$1,273.5	$1,267.1

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year $350 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250 million. The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. The balance under the Term Loan B Facility was $347.4 million as of March 31, 2022.

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

The Company was in compliance with all of its covenants under the Credit Agreement at March 31, 2022.

Debt Commitment Letter

In connection with the proposed merger with Neenah, SWM has obtained financing commitments for (i) a $648.0 million senior 364-day unsecured bridge facility (the “Bridge Facility”) and (ii) a $500.0 million senior secured revolving credit facility pursuant to a commitment letter (the “Debt Commitment Letter”) dated as of March 28, 2022.

The documentation governing the Bridge Facility and the Revolving Facility and actual financing terms have not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Debt Commitment Letter.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2022.

As of March 31, 2022, the average interest rate was 3.10% on outstanding Revolving Credit Facility borrowings, 3.25% on outstanding Term Loan A Facility borrowings, and 4.50% on outstanding Term Loan B Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.45% and 4.03% for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, and December 31, 2021, the Company's total deferred debt issuance costs and discounts, net of accumulated amortization, were $15.7 million and $16.1 million, respectively.

Principal Repayments

Following are the expected maturities for the Company's debt obligations as of March 31, 2022 ($ in millions):

2022	$5.6
2023	406.7
2024	6.3
2025	192.5
2026	349.7
Thereafter	331.3
Total	$1,292.1

Fair Value of Debt

At March 31, 2022 and December 31, 2021, the fair market value of the Company's 6.875% senior unsecured notes was $330.8 million and $365.8 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2022 and December 31, 2021 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

During 2019 and 2021, the Company entered into a series of pay-fixed, receive-variable interest rate swaps, maturing on January 31, 2027 and December 31, 2027. During March of 2022, the interest rate swaps, which had a combined notional value of $500 million were terminated and a total settlement of $23.6 million was received from the counterparties. The settlement amount, which represents the fair value of contracts at the time of termination, was recorded in Accumulated other comprehensive loss and will be amortized as a component of interest expense over the remaining term of the hedged forecasted transaction.

During March of 2022, immediately following the termination of the aforementioned interest rate swaps, the Company entered into pay-fixed, receive-variable interest rate swaps, maturing on January 31, 2027 and December 31, 2027. The swaps have a combined notional value of $500 million which declines over the terms of the underlying contracts.

The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates.

The Company has also entered into cross-currency swaps designated as a hedge of a portion of the Company’s net investment in Euro-denominated subsidiaries. These contracts involve the periodic exchange of U.S. dollar fixed interest rate payments in exchange for fixed Euro-denominated payments over the respective contract terms, in addition to an exchange of notional amounts upon maturity. The contracts, which extend from 2023 to 2031 have a combined notional value of €488.8 million ($550 million).

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at March 31, 2022 ($ in millions):

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$4.1	Accrued expenses and other current liabilities	$—
Foreign exchange contracts	Other assets	7.4	Other liabilities	2.2
Interest rate contracts	Accounts receivable, net	0.2	Other liabilities	0.5
Interest rate contracts	Other assets	0.7
Total derivatives designated as hedges		12.4		2.7

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	3.3
Total derivatives not designated as hedges		—		3.3
Total derivatives		$12.4		$6.0

The following table presents the fair value of asset and liability derivatives and the respective condensed consolidated balance sheet locations at December 31, 2021 ($ in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.6	Accrued expenses	$—
Foreign exchange contracts	Other assets	—	Other liabilities	9.8
Interest rate contracts	Accounts receivable, net	0.2	Accrued expenses	—
Interest rate contracts	Other assets	3.3	Other liabilities	2.1
Total derivatives designated as hedges		$5.1		$11.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.2	Accounts payable	0.6
Total derivatives not designated as hedges		$0.2		$0.6
Total derivatives		$5.3		$12.5

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss and results of operations ($ in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax		Location of (Loss) Gain Reclassified from AOCI	(Loss) Gain Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2022	2021		2022	2021
Derivatives designated as cash flow hedge
Foreign exchange contracts	$—	$(0.6)	Net sales	$—	$(0.6)
Foreign exchange contracts	(0.1)	0.9	Other (expense) income, net	(0.1)	0.7
Interest rate contracts	21.7	4.1	Interest expense	(1.0)	—
Derivatives designated as net investment hedge
Foreign exchange contracts	13.6	7.0
Total gain (loss)	$35.2	$11.4		$(1.1)	$0.1

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2022 or 2021, other than those related to the cross-currency swap, noted below.

The Company’s cross currency swaps were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended March 31, 2022 and 2021, respectively, $2.6 million and $1.1 million was recognized in income as derivative amounts excluded from effectiveness testing as Interest expense.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income ($ in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
		March 31, 2022	March 31, 2021
Foreign exchange contracts	Other income (expense), net	$(1.1)	$(6.6)

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies

Litigation

Brazil

SWM-Brazil "SWM-B" received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively the "Electricity Assessments"). SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($11.9 million based on the foreign currency exchange rate at March 31, 2022), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised third and fourth Electricity Assessments for a combined amount of $9.5 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

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

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December, 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company has appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company is still pending and is scheduled for hearing in February, 2023. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

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

Pension and OPEB Benefits

The components of net pension benefit costs for U.S., French and UK employees during the three months ended March 31, 2022 and 2021 were as follows ($ in millions):

	Three Months Ended March 31,
	U.S. Pension Benefits		French Pension Benefits		UK Pension Benefits
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$0.4	$0.3	$—	$—
Interest cost	0.8	0.7	0.1	—	0.5	—
Expected return on plan assets	(1.0)	(1.0)	—	—	(0.6)	—
Amortizations and other	0.4	0.9	0.1	0.3	—	—
Net periodic benefit cost	$0.2	$0.6	$0.6	$0.6	$(0.1)	$—

The components of net periodic benefit cost other than the service cost component are included in Other income, net in the condensed consolidated statements of income.

Note 14. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC No. 740-270 "Accounting for Income

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Prior to the Tax Cuts and Jobs Act of 2017, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that is generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. As a result of the Company’s treasury policy to simplify and expediate the intercompany cash flows to SWM US, as evidenced by the implementation of the Cash Pool, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company has decided to no longer assert indefinite reinvestment with respect to earnings generated by foreign subsidiaries prior to January 1, 2018. Therefore, the Company does not intend to assert indefinite reinvestment of its foreign subsidiaries to the extent of each CFC’s earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously-taxed earnings and profits, and U.S. state taxes on unremitted earnings.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its condensed consolidated statement of income. There were no material income tax penalties or interest accrued during the three months ended March 31, 2022 or 2021.

The Company's effective tax rate was 131.3% and 26.4% for the three months ended March 31, 2022 and 2021, respectively. The increase was materially due to discrete items partially offset by favorable mix of earnings by jurisdiction.

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

Information about Net Sales and Operating Profit

The accounting policies of these segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company primarily evaluates segment performance and allocates resources based on operating profit. Expense amounts not associated with segments are referred to as unallocated expenses.

SCHWEITZER-MAUDUIT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

($ in millions)	Net Sales
	Three Months Ended
	March 31, 2022		March 31, 2021
AMS	$272.9	67.1%	$163.0	56.6%
EP	133.9	32.9	125.2	43.4
Total Consolidated	$406.8	100.0%	$288.2	100.0%

($ in millions)	Operating Profit
	Three Months Ended
	March 31, 2022		March 31, 2021
AMS	$10.3	97.2%	$21.3	63.6%
EP	25.7	N.M.	29.9	89.2
Unallocated	(25.4)	N.M.	(17.7)	(52.8)
Total Consolidated	$10.6	100.0%	$33.5	100.0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2021. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 , the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II – Item 1A hereof. Unless the context indicates otherwise, references to "SWM," "we," "us," "our," the "Company" or similar terms include Schweitzer-Mauduit International, Inc. and our consolidated subsidiaries.

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

Liquidity & Debt Overview. The Company currently has $1,276.4 million of total debt, $56.1 million of cash, and undrawn capacity on its $500.0 million revolving line of credit facility (the "Revolving Credit Facility") of $94.7 million at the end of the first quarter of 2022. Per the terms of the Company's $700.0 million credit agreement (the "Credit Agreement"), net leverage was 5.3x at the end of the first quarter, versus a current maximum covenant ratio of 5.5x. The Company’s nearest debt maturity is the Revolving Credit Facility which is due in 2023. Please refer to liquidity and capital resources section for additional detail.

SUMMARY

($ in millions, except per share amounts)	Three Months Ended
	March 31,		Percent of Net Sales
	2022	2021	2022	2021
Net sales	$406.8	$288.2	100.0%	100.0%
Gross profit	92.6	80.8	22.8	28.0
Restructuring & impairment expense	13.2	1.7	3.2	0.6
Operating profit	10.6	33.5	2.6	11.6
Interest expense	14.5	2.9	3.6	1.0
Net income	$1.6	$21.6	0.4%	7.5%
Diluted earnings per share	$0.05	$0.68
Cash provided by operations	$5.0	$12.7
Capital spending	$8.7	$7.1

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net Sales
($ in millions)

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	Percent Change
Advanced Materials & Structures	$272.9	$163.0	$109.9	67.4%
Engineered Papers	133.9	125.2	8.7	6.9
Total	$406.8	$288.2	$118.6	41.1%

Net sales were $406.8 million in the three months ended March 31, 2022 compared with $288.2 million in the prior-year period. The increase in net sales consisted of the following ($ in millions):

	Amount	Percent
Incremental net sales from Scapa	$105.5	36.6%
Changes in volume, product mix and selling prices (excluding Scapa)	17.4	6.0
Changes due to net foreign currency impacts	(4.3)	(1.5)
Total	$118.6	41.1%

AMS segment net sales were $272.9 million for the three months ended March 31, 2022 compared to $163.0 million during the prior-year period. The increase of $109.9 million or 67.4% includes the benefit from the Scapa acquisition (completed April 15, 2021). Scapa net sales were $105.5 million for the three months ended March 31, 2022. The increase in organic sales primarily reflected price increases across the product lines, with the strongest sales gains coming from industrial, construction, and filtration end-markets in spite of constrained output due to some raw material and labor shortages in the U.S. Transportation film sales continue to be unfavorably impacted by raw material shortages, thus declined in the quarter compared to very strong sales a year ago prior to raw material shortages.

EP segment net sales during the three months ended March 31, 2022 of $133.9 million increased by $8.7 million, or 6.9%, versus net sales of $125.2 million in the prior-year quarter. The increase in net sales was primarily the result of higher volumes and price increases. Volumes benefited from gains across key product lines, including tobacco papers and continued strong growth of Heat-not-Burn reduced-risk products. Currency movement negatively impacted the EP net sales by 3%.

Gross Profit
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2022	March 31, 2021	Change		2022	2021
Net sales	$406.8	$288.2	$118.6	41.2%	100.0%	100.0%
Cost of products sold	314.2	207.4	106.8	51.5	77.2	72.0
Gross profit	$92.6	$80.8	$11.8	14.6%	22.8%	28.0%

Gross profit increased by $11.8 million during the three months ended March 31, 2022 to $92.6 million versus the prior-year period of $80.8 million.

AMS gross profit increased by $16.5 million, primarily due to the incremental benefit of the acquired Scapa business and organic sales growth driven by price increases. The price increases more than offset higher resin costs during the quarter compared to prior year. These factors were partially offset by the decline in sales of the transportation films business, which is typically a positive contributor to margins, due to raw material shortages.

In the EP segment, gross profit decreased by $4.7 million primarily resulting from significantly higher energy costs, especially for natural gas, which escalated rapidly since the Russia/Ukraine conflict began, and higher wood pulp costs and freight costs. The increase in input costs was partially offset by pricing actions and the volume increase. Foreign currency movements negatively impacted gross profit by $0.9 million.

Nonmanufacturing Expenses
($ in millions)

	Three Months Ended			Percent Change	Percent of Net Sales
	March 31, 2022	March 31, 2021	Change		2022	2021
Selling expense	$14.3	$9.1	$5.2	57.1%	3.5%	3.2%
Research expense	5.2	3.8	1.4	36.8	1.3	1.3
General expense	49.3	32.7	16.6	50.8	12.1	11.4
Nonmanufacturing expenses	$68.8	$45.6	$23.2	50.9%	16.9%	15.8%

Nonmanufacturing expenses in the three months ended March 31, 2022 increased by $23.2 million to $68.8 million from $45.6 million in the prior-year period. The increase reflected the addition of ongoing SG&A costs from the acquired Scapa operations, an incremental $3.5 million of merger and integration related costs, and higher general and administrative expenses.

Restructuring and Impairment Expense
($ in millions)

	Three Months Ended			Percent of Net Sales
	March 31, 2022	March 31, 2021	Change	2022	2021
Advanced Materials & Structures	$12.9	$—	$12.9	4.7%	—%
Engineered Papers	$0.3	$1.7	$(1.4)	0.2%	1.4%
Unallocated expenses	—	—	—	—	—
Total	$13.2	$1.7	$11.5	3.2%	0.6%

The Company incurred total restructuring and impairment expense of $13.2 million and $1.7 million in the three months ended March 31, 2022 and 2021, respectively.

In the 2022 period, restructuring and impairment expense in the AMS segment included $12.9 million of impairment expenses associated with the planned divestiture of a financially immaterial portion of the business serving the construction end-market.

In the 2022 period, restructuring expense in the EP segment included $0.3 million pension-related restructuring expenses associated with the closure of the Winkler facility in Canada, discussed in Note 9. Restructuring of the notes to the unaudited condensed consolidated financial statements.

In the comparable 2021 period, restructuring expense in the EP segment included $1.4 million related to the 2020 decision to shut down the Spotswood, New Jersey facility and included costs associated with closing the facility, maintaining the property and preparing it for sale. In the 2021 period the EP segment also recognized $0.3 million of restructuring expenses related to severance accruals for employees at other manufacturing facilities.

Operating Profit
($ in millions)

	Three Months Ended			Percent Change	Return on Net Sales
	March 31, 2022	March 31, 2021	Change		2022	2021
Advanced Materials & Structures	$10.3	$21.3	$(11.0)	(51.6)%	3.8%	13.1%
Engineered Papers	25.7	29.9	(4.2)	(14.0)	19.2	23.9
Unallocated expenses	(25.4)	(17.7)	(7.7)	43.5
Total	$10.6	$33.5	$(22.9)	(68.4)%	2.6%	11.6%

Operating profit was $10.6 million in the three months ended March 31, 2022 compared with $33.5 million during the prior-year period.

The AMS segment's operating profit in the three months ended March 31, 2022 was $10.3 million compared to $21.3 million in the prior-year period, a decrease of $11.0 million, or 51.6%. The 2022 period included a $12.9 million of impairment expenses primarily related to the planned divestiture of a portion of the business serving the construction end-market as discussed above, and also higher purchase accounting costs, due to the Scapa acquisition. Higher raw material costs, other inflationary pressures, and supply chain constraints negatively impacted the operating profit during the first quarter of 2022. The increase in operating expenses was partially offset by organic sales gains, including price increases, and the incremental benefit of the acquired Scapa business. The impact of inflationary and supply chain pressures were more than offset by pricing increases implemented since the prior year quarter.

The EP segment's operating profit in the three months ended March 31, 2022 was $25.7 million, a decrease of $4.2 million, or 14.0%, from $29.9 million in the prior-year period.  The decrease was primarily driven by higher energy costs, particularly in Brazil and France, and higher raw material costs and freight costs. These decreases were partially offset by volume growth and price increases, and lower restructuring expenses and other costs primarily related to Spotswood plant shutdown.

Unallocated expenses in the three months ended March 31, 2022 were $25.4 million compared to $17.7 million in the prior-year period, an increase of $7.7 million, or 43.5%, primarily due to an incremental $3.5 million of merger and integration related costs, and an incremental $1.7 million of costs incurred within Scapa for shared services such as finance, HR, and IT, which were reported in the Company's segment financials as unallocated expenses. The remainder of the increase was driven by other general and administrative costs.

Non-Operating Expenses

Interest expense was $14.5 million in the three months ended March 31, 2022, an increase from $2.9 million in the prior-year period. Prior year interest expense included a benefit of $4.5 million reversal related to the favorable settlement of Brazil tax assessments. The remainder of the increase was primarily due to higher average debt balances as a result of the Scapa acquisition.

Other income, net, was $5.5 million during the three months ended March 31, 2022, compared to an Other expense of $2.6 million in prior year quarter. The 2022 period included $5.0 million sale of carbon dioxide credits in France as well as $0.5 million gain from the sale of assets of the Winkler facility. The 2021 period included $5.6 million mark-to-market loss of forward currency contracts on the British pound associated with the Scapa acquisition. Prior year Other expense also included a $1.6 million favorable Brazil tax assessment settlement.

Income Taxes

A $2.1 million provision for income taxes in the three months ended March 31, 2022 resulted in an effective tax rate of 131.3% compared with 26.4% in the prior-year quarter. The increase was materially due to discrete items partially offset by favorable mix of earnings by jurisdiction.

Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of CTM and CTS, was $2.1 million in the three months ended March 31, 2022 compared with income of $1.0 million during the prior-year period due to volume growth.

Net Income and Income per Share

Net income in the three months ended March 31, 2022 was $1.6 million, or $0.05 per diluted share, compared with $21.6 million, or $0.68 per diluted share, during the prior-year period.

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

Cash Requirements

As of March 31, 2022, $39.3 million of the Company's $56.1 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided by Operations

Net cash provided by operations was $5.0 million in the three months ended March 31, 2022 compared with $12.7 million in the prior-year period. The decrease was primarily related to unfavorable year-over-year movements in working capital related cash flows associated with the sales increases and the related growth in receivables and inventories (higher cost inventories due to rising input costs). Higher cash costs related to advisory and transaction fees associated with the proposed merger with Neenah were partially offset by $23.6 million cash received from the settlement of interest rate swaps.

Working Capital

As of March 31, 2022, the Company had net working capital of $397.5 million, including cash and cash equivalents of $56.1 million, compared with net working capital of $366.7 million, including cash and cash equivalents of $74.7 million as of December 31, 2021.  These changes primarily reflect the timing of payments and collections as well as increased raw material prices and timing of shipments.

In the three months ended March 31, 2022, net changes in operating working capital used cash of $45.4 million, up from $30.5 million in the prior year period. The increased outflows reflect higher receivables related to timing of collection and sales growth in both EP and AMS, and higher costs of inventories on hand related to significantly higher input costs.

Cash Used for Investing

Cash used for investing activities during the three months ended March 31, 2022 was $9.6 million, compared to $7.3 million in the prior year, and was all attributable to capital spending and capitalized software.

Cash Provided by Financing Activities

During the three months ended March 31, 2022, financing activities consisted of $20.0 million proceeds from borrowings under the revolving credit facility, $13.9 million in cash paid for dividends declared to SWM stockholders, $14.4 million payments on long-term debt, $2.2 million payment for debt issuance costs associated with the amendment of our Credit Agreement and the Bridge Facility, as discussed in Note 10 Debt of the notes to the unaudited condensed consolidated financial statements, share repurchases of $2.9 million, and $0.2 million payments on financing leases.

In the prior-year period, financing activities consisted of $25.0 million net proceeds from borrowings under the Revolving Credit Facility, $13.8 million in cash paid for dividends declared to SWM stockholders, share repurchases of $3.1 million, $3.0 million payment for debt issuance costs associated with the amendment of our Credit Agreement, and $0.6 million payments on long-term debt.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 4, 2022, we announced a cash dividend of $0.44 per share payable on June 24, 2022 to stockholders of record as of May 20, 2022. The covenants contained in our Indenture and Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

Debt Instruments ($ in millions)	Three Months Ended
	March 31, 2022	March 31, 2021
Proceeds from issuances of long-term debt	$20.0	$25.0
Payments on long-term debt	(14.4)	(0.6)
Net proceeds from borrowings	$5.6	$24.4

Net proceeds from borrowings were $5.6 million during the three months ended March 31, 2022.

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year Term Loan B facility, which provides for additional capacity of $350 million (the "Term Loan B Facility"). The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. See Note 10 Debt of the notes to unaudited condensed consolidated financial statements for additional information about the Term Loan B Facility.

Unused borrowing capacity under the Credit Agreement was $94.7 million as of March 31, 2022. We also had availability under our bank overdraft facilities of $1.8 million as of March 31, 2022.

As discussed in Note 10 Debt, SWM has obtained financing commitments for a $648.0 million senior 364-day unsecured bridge facility and $500.0 million senior secured revolving credit facility in conjunction with the proposed merger with Neenah.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at March 31, 2022. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Credit Agreement.

Our total debt to capital ratios, as calculated under the Credit Agreement, at March 31, 2022 and December 31, 2021 were 64.5% and 65.1%, respectively.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2021.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by that Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, the expected benefits and accretion of the Scapa acquisition and integration and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words. These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, the Risk Factors set forth in the section entitled "Risk Factors" at Part II - Item 1A hereof, as well as the following factors:

•Risks associated with pandemics and other public health emergencies, including the continued impact of, and the governmental and third party response to, the COVID-19 pandemic and its variant strains (including any proposed new regulation concerning mandatory COVID-19 vaccination of employees);
•Changes in sales or production volumes, pricing and/or manufacturing costs of reconstituted tobacco products, cigarette paper (including for LIP cigarettes), including any change by our customers in their tobacco and tobacco-related blends for their cigarettes, their target inventory levels and/or the overall demand for their products, new technologies such as e-cigarettes, inventory adjustments and rebalancings in our EP segment. Additionally, competition and changes in AMS end-market products due to changing customer demands;
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
•Our ability to attract and retain key personnel, including in connection with the merger, labor shortages, labor strikes, stoppages or other disruptions;
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
•Risks associated with acquisitions, dispositions, strategic transactions and global asset realignment initiatives of SWM;
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
•The occurrence of any event, change or other circumstances that could give rise to the right of one or both of SWM and Neenah to terminate the merger agreement; the outcome of any legal proceedings that may be instituted against SWM, Neenah or their respective directors;
•The ability to obtain regulatory approvals and meet other closing conditions to the merger on a timely basis or at all, including the risk that regulatory approvals required for the merger are not obtained on a timely basis or at all, or are obtained subject to conditions that are not anticipated or that could adversely affect the combined company or the expected benefits of the transaction;
•The ability to obtain approval by SWM shareholders and Neenah shareholders on the expected terms and schedule;
•Difficulties and delays in integrating SWM and Neenah businesses;
•Failing to fully realize anticipated cost savings and other anticipated benefits of the merger when expected or at all;
•Business disruptions from the proposed merger that will harm SWM’s or Neenah’s business, including current plans and operations;
•Potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger, including as it relates to SWM’s or Neenah’s ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients;
•The substantial indebtedness SWM expects to incur and assume in connection with the proposed transaction and the need to generate sufficient cash flows to service and repay such debt;
•The possibility that SWM may be unable to achieve expected synergies and operating efficiencies within the expected time-frames or at all and to successfully integrate Neenah’s operations with those of SWM;
•Uncertainty as to the long-term value of the common stock of SWM following the merger, including the dilution caused by SWM’s issuance of additional shares of its common stock in connection with the transaction; and
•Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2022 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2021, the Company completed the acquisition of Scapa. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period of up to one year following the acquisition, management excluded Scapa from its interim evaluation of internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. See Note 20. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

On March 28, 2022, we entered into the merger agreement with Neenah, pursuant to which Neenah will merge with and into a wholly-owned subsidiary of SWM, subject to the terms and conditions set forth therein, with Neenah surviving the merger as a wholly-owned subsidiary of SWM. There are a number of risks and uncertainties relating to the proposed merger. Because of these risks, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, to add the following risk factors:

The market price of SWM common stock after the merger may be affected by factors different from factors that have historically affected and are currently affecting SWM common stock or Neenah common stock.

Upon completion of the merger and the transactions contemplated by the merger agreement, Neenah stockholders will become SWM stockholders, and the combined company will operate an expanded business with a different mix of products, operations and associated risks and liabilities. Accordingly, the results of operations of the combined company and the market price of SWM common stock after the completion of the merger may be affected by factors different from those that have historically affected and are currently affecting the independent results of operations of each of SWM and Neenah and the respective market prices of SWM common stock and Neenah common stock.
Additionally, SWM stockholders and Neenah stockholders may not wish to continue to invest in the combined company, or may wish to dispose of some or all of their SWM common stock. If, before or after the effective time, large amounts of SWM common stock are sold, the market price of SWM common stock could decline.

The dilution caused by the issuance of shares of SWM common stock in connection with the merger may adversely affect the market price of SWM common stock.

The dilution caused by the issuance of SWM common stock as consideration in the merger may result in fluctuations in the market price of SWM common stock, including a stock price decrease.

Holders of SWM common stock will have a diluted ownership percentage and voting interest in the combined company after the merger and will exercise less influence over management.

Holders of SWM common stock currently have the right to vote in the election of the board of directors and on other matters affecting SWM. In the merger, each holder of Neenah common stock who receives shares of SWM common stock will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the stockholder’s percentage ownership of, and voting interests in, Neenah immediately prior to the merger. We estimate that, upon completion of the merger, Neenah stockholders as of immediately prior to the merger will collectively own approximately 42% of the outstanding shares of the combined company immediately after the merger, and SWM stockholders as of immediately prior to the merger will collectively own approximately 58% of the outstanding shares of the combined company immediately after the merger (in each case, on a fully diluted basis and without regard to the fact that immediately prior to the merger, certain stockholders may own both SWM common stock and Neenah common stock). In addition, the board of directors of the combined company will be composed of nine (9) directors, of which five (5) will be designated by SWM and four (4) will be designated by Neenah.

Accordingly, SWM stockholders may have less influence on the management and policies of the combined company than they now have on the management and policies of SWM.

Certain of SWM’s and Neenah’s directors and executive officers may have interests in the merger that may differ from the interests of SWM stockholders.

SWM stockholders should be aware that some of the SWM and Neenah directors and executive officers may have interests in the merger and have arrangements that are different from, or in addition to, those of SWM stockholders generally. These interests and arrangements may create potential conflicts of interest, and will be described in the joint proxy statement / prospectus that SWM will deliver to its stockholders in connection with the merger. The SWM board of directors was aware of these interests and considered these interests, among other matters, when making its decision to approve the merger agreement, and in recommending that stockholders vote to approve the merger.

SWM is expected to incur substantial costs related to the merger and the integration of the businesses.

SWM has incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. Many of these costs are payable by SWM regardless of whether or not the merger is completed.

The combined company will also incur substantial integration costs in connection with the merger. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses, including purchasing, accounting and finance, sales, payroll, pricing and benefits.

While SWM has assumed that certain expenses would be incurred in connection with the merger and the integration of the businesses, there are many factors beyond SWM’s control that could affect the total amount or the timing of the integration expenses. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. Although SWM expects that the elimination of duplicative costs and the realization of other economies of scale-related efficiencies related to the integration of the businesses may offset incremental merger-related and integration costs over time, any net benefit may not be achieved in the near term or at all. These integration costs may result in the combined company taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Combining SWM and Neenah may be more difficult, costly or time consuming than expected, and SWM may fail to realize some or all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings, operational synergies and other perceived benefits from combining the businesses of SWM and Neenah. To realize the cost savings, operational synergies and other perceived benefits from the merger, SWM must successfully integrate and combine the two businesses in a manner that permits those benefits to be realized. If SWM is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. For example, the actual cost savings, operational synergies and other perceived benefits of the merger could be less than anticipated or take longer to realize than anticipated for a variety of reasons, including those set forth in these Risk Factors.
SWM and Neenah have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with employees, customers, suppliers or other business associates and constituencies or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on SWM during this transition period and for an undetermined period after completion of the merger on the combined company.

The merger may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the termination of existing contracts.

Following the merger, some of the customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners of SWM or Neenah may terminate or scale back their current or prospective business relationships with the combined company. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that the combined company is too closely allied with one of their competitors. In addition, SWM and Neenah have contracts with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners that may require SWM or Neenah to obtain consents from these other parties in connection with the merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the merger, or if the combined company, following the merger, loses the benefits of the contracts of SWM or Neenah, the combined company’s business and financial performance could suffer.

The combined company may be unable to retain SWM or Neenah personnel successfully prior to the effective time or after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by SWM and Neenah. It is possible that these employees may decide not to remain with SWM or Neenah, as applicable, prior to the effective time or with the combined company after the merger is consummated. If SWM is unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, SWM could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating SWM and Neenah to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, SWM may not be able to locate or retain suitable replacements for any key employees who leave the company.

The combined company’s future results may suffer if it does not effectively manage its expanded operations following the merger.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either SWM’s or Neenah’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.

The merger agreement subjects SWM to restrictions on its business activities prior to the effective time.

The merger agreement subjects SWM to restrictions on its business activities prior to the effective time. The merger agreement obligates SWM to, and to cause each of its subsidiaries to, subject to specified exceptions, conduct its business in the ordinary course in all material respects and use reasonable best efforts to maintain and preserve intact its business organization, employees and advantageous business relationships. These restrictions could prevent SWM from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

The merger agreement limits SWM’s ability to pursue alternatives to the merger and may discourage other companies from trying to acquire SWM.

The merger agreement contains “no shop” covenants that restrict SWM’s ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the merger agreement has been terminated in accordance with its terms, approve or enter into any term sheet, letter of intent, commitment, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement or other agreement in connection with or relating to any acquisition proposal.

The merger agreement further provides that, during the 12-month period following the termination of the merger agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, SWM may be required to pay Neenah a cash termination fee equal to $24 million.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed, which could negatively affect SWM or Neenah, and, in certain circumstances, result in the requirement that SWM or Neenah pay a termination fee.

If the merger agreement is terminated and the merger is not completed, including as a result of either SWM stockholders failing to approve the SWM issuance proposal or Neenah stockholders failing to approve the Neenah merger proposal, there may be various adverse consequences, and SWM may experience negative reactions from the financial markets and from its customers and employees. For example, SWM’s business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, SWM has incurred and will incur substantial costs in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, SWM would have to recognize these as expenses without realizing the expected benefits of the merger. Moreover, if the merger agreement is terminated, the market price of SWM common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, SWM may be required to pay a termination fee of $24 million to Neenah.

SWM will incur indebtedness in connection with the merger, which could adversely affect SWM and the combined company, including by decreasing the business flexibility of the combined company.

Consummation of the merger is not conditioned on SWM’s ability to obtain financing. SWM plans to use debt financing and cash on hand to fund certain fees and costs relating to the merger and to refinance certain of its existing indebtedness and certain existing indebtedness of Neenah. Such debt financing could take any of several forms or any combination of them, including but not limited to the following: (i) SWM may borrow up to [$650.0 million] under the delayed draw facility; (ii) SWM may borrow under the revolving credit facility; (iii) SWM may borrow under the bridge facility; and (iv) SWM may issue senior notes in the public and/or private capital markets.

SWM’s increased level of debt and the covenants to which SWM will have agreed in connection with this debt financing could have negative consequences on SWM and the combined company, including, among other things, (i) requiring SWM, and the combined company, to dedicate a larger portion of cash flow from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (iii) limiting SWM’s, and the combined company’s, ability to incur certain kinds or amounts of additional indebtedness, which could restrict its flexibility to react to changes in its business, its industry and economic conditions.

Regulatory approvals may not be received, may take longer than expected, and regulatory authorities may impose conditions or requirements that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger can be completed, certain approvals, consents, clearances, orders and authorizations must be obtained from various antitrust and regulatory authorities in the United States and in foreign jurisdictions. The governmental entities from which these approvals are required may refuse to approve the merger or impose conditions or requirements for the completion of the merger. Any conditions or requirements imposed could have the effect of delaying or preventing completion of the merger. Even if the requisite regulatory approvals are granted, the relevant regulatory authorities may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement.

There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	($ in millions)	($ in millions)
January 1 - 31, 2022	976	$29.90	—	—	—
February 1 - 28, 2022	92,601	30.98	—	—	—
March 1-31, 2022	1,270	29.87
Total Year-to-Date 2022	94,847	$30.96	—	$—	—

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
2.1
Agreement and Plan of Merger, dated as of March 28, 2022, by and among SWM, Neenah and Samurai Warrior Merger Sub, Inc. (incoporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 28, 2022)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).
10.1	Commitment Letter of JPMorgan Chase Bank, N.A., dated March 28, 2022
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

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

May 4, 2022

By:	/s/ Michael Schmit
Michael Schmit Corporate Controller and Chief Accounting Officer (principal accounting officer)

May 4, 2022

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