Form 10-Q
period 2022-06-30
Mativ Holdings, Inc.
filed 2022-08-09
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	June 30, 2022
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________to __________________
1-13948
(Commission file number)
MATIV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		62-1612879
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 North Point Center East,	Suite 600
Alpharetta,	Georgia	30022
(Address of principal executive offices)		(Zip Code)

1-800-514-0186
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	MATV	New York Stock Exchange

Schweitzer-Mauduit International, Inc.
(Former name, if changed since last report)

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

The Company had 54,913,447 shares of common stock outstanding as of July 31, 2022.

MATIV HOLDINGS, INC.

EXPLANATORY NOTE

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc.

Although this Quarterly Report on Form 10-Q is filed after the completion of the Merger, unless otherwise specifically noted herein, information set forth herein is as of and for the period ended June 30, 2022; and, therefore, does not include the information of Neenah. Accordingly, unless otherwise specifically noted herein, references herein to "Mativ", "the Company", "we", or "our" refer only to Mativ and its subsidiaries prior to the Merger and do not include Neenah and its subsidiaries.

Beginning with the Quarterly Report on Form 10-Q for the period ended September 30, 2022, the Company will report on a consolidated basis representing the combined operations of SWM and Neenah and their respective subsidiaries. Because SWM was deemed the accounting acquirer under accounting principles generally accepted in the United States, the historical financial statements of SWM will be treated as the historical financial statements of the combined company and will be reflected in the Company's future quarterly and annual reports.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$426.4	$377.8	$833.2	$666.0
Cost of products sold	326.8	289.7	641.0	497.1
Gross profit	99.6	88.1	192.2	168.9

Selling expense	15.0	11.9	29.3	21.0
Research and development expense	5.4	5.4	10.6	9.2
General expense	49.0	52.6	98.3	85.3
Total nonmanufacturing expenses	69.4	69.9	138.2	115.5

Restructuring and impairment expense	2.4	2.3	15.6	4.0
Operating profit	27.8	15.9	38.4	49.4
Interest expense	20.4	13.1	34.9	16.0
Other income (expense), net	7.3	(0.3)	12.8	(2.9)
Income before income taxes and income from equity affiliates	14.7	2.5	16.3	30.5
Provision for income taxes	4.6	3.5	6.7	10.9
Income from equity affiliates, net of income taxes	1.7	2.8	3.8	3.8
Net income	$11.8	$1.8	$13.4	$23.4

Net income per share:
Basic	$0.36	$0.06	$0.41	$0.75
Diluted	$0.36	$0.06	$0.41	$0.74

Weighted average shares outstanding:
Basic	31,260,100	31,045,100	31,209,300	31,009,900
Diluted	31,409,800	31,402,400	31,412,000	31,371,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$11.8	$1.8	$13.4	$23.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19.8)	9.4	(11.1)	(0.5)
Unrealized gain (loss) on derivative instruments	8.5	(2.4)	30.1	2.0
Less: Reclassification adjustment for gain on derivative instruments included in net income	0.5	1.6	1.6	1.6
Net gain from postretirement benefit plans	—	(0.1)	—	—
Amortization of postretirement benefit plans' costs included in net periodic cost	2.6	0.9	1.9	2.5
Other comprehensive income (loss)	(8.2)	9.4	22.5	5.6
Comprehensive income	$3.6	$11.2	$35.9	$29.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$56.3	$74.7
Accounts receivable, net	277.0	238.0
Inventories	276.4	259.5
Income taxes receivable	21.2	10.0
Assets held for sale	6.7	—
Other current assets	16.1	12.4
Total current assets	653.7	594.6
Property, plant and equipment, net	426.2	463.9
Deferred income tax benefits	33.7	33.9
Investment in equity affiliates	63.4	64.6
Goodwill	634.1	648.3
Intangible assets	476.8	513.9
Other assets	107.4	101.1
Total assets	$2,395.3	$2,420.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$1.9	$3.2
Accounts payable	123.3	116.0
Income taxes payable	4.7	2.6
Accrued expenses and other current liabilities	112.9	109.3
Total current liabilities	242.8	231.1
Long-term debt	1,252.7	1,267.1
Long-term income tax payable	12.5	16.6
Pension and other postretirement benefits	35.8	39.0
Deferred income tax liabilities	85.2	95.1
Other liabilities	71.8	89.2
Total liabilities	1,700.8	1,738.1
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 31,922,911 and 31,449,563 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3.1	3.1
Additional paid-in-capital	109.2	101.7
Retained earnings	678.7	696.4
Accumulated other comprehensive loss, net of tax	(96.5)	(119.0)
Total stockholders’ equity	694.5	682.2
Total liabilities and stockholders’ equity	$2,395.3	$2,420.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2021	31,407,136	$3.1	$94.6	$670.9	$(115.7)	$652.9
Net income	—	—	—	1.8	—	1.8
Other comprehensive income, net of tax	—	—	—	—	9.4	9.4
Dividends declared ($0.44 per share)	—	—	—	(13.8)	—	(13.8)
Restricted stock issuances, net	19,566	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.5	—	—	2.5
Stock issued to directors as compensation	484	—	0.2	—	—	0.2
Purchases and retirement of common stock	(1,057)	—	—	—	—	—
Balance, June 30, 2021	31,426,129	$3.1	$97.3	$658.9	$(106.3)	$653.0

Balance, March 31, 2022	31,705,664	$3.1	$105.4	$681.2	$(88.3)	$701.4
Net income	—	—	—	11.8	—	11.8
Other comprehensive loss, net of tax	—	—	—	—	(8.2)	(8.2)
Dividends declared ($0.44 per share)	—	—	—	(14.2)	—	(14.2)
Restricted stock issuances, net	156,872	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.6	—	—	3.6
Stock issued to directors as compensation	863	—	0.2	—	—	0.2
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(1,387)	—	—	(0.1)	—	(0.1)
Balance, June 30, 2022	31,922,911	$3.1	$109.2	$678.7	$(96.5)	$694.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	23.4	—	23.4
Other comprehensive income, net of tax	—	—	—	—	5.6	5.6
Dividends declared ($0.88 per share)	—	—	—	(27.6)	—	(27.6)
Restricted stock issuances, net	168,096	—	—	—	—	—
Stock-based employee compensation expense	—	—	4.6	—	—	4.6
Stock issued to directors as compensation	1,074	—	0.5	—	—	0.5
Purchases and retirement of common stock	(67,786)	—	—	(3.1)	—	(3.1)
Balance, June 30, 2021	31,426,129	$3.1	$97.3	$658.9	$(106.3)	$653.0

Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net income	—	—	—	13.4	—	13.4
Other comprehensive income, net of tax	—	—	—	—	22.5	22.5
Dividends declared ($0.88 per share)	—	—	—	(28.1)	—	(28.1)
Restricted stock issuances, net	507,026	—	—	—	—	—
Stock-based employee compensation expense	—	—	7.0	—	—	7.0
Stock issued to directors as compensation	1,657	—	0.5	—	—	0.5
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(96,234)	—	—	(3.0)	—	(3.0)
Balance, June 30, 2022	31,922,911	$3.1	$109.2	$678.7	$(96.5)	$694.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating
Net income	$13.4	$23.4
Non-cash items included in net income:
Depreciation and amortization	50.9	44.9
Impairments	12.9	—
Deferred income tax	(5.1)	6.8
Pension and other postretirement benefits	(0.4)	1.9
Stock-based compensation	7.0	4.6
Income from equity affiliates	(3.8)	(3.8)
Brazil tax assessment and settlements, net	(2.2)	(6.1)
Gain on sale of assets	(2.9)	—
Cash dividends received from equity affiliates	1.1	—
Other items	(13.5)	(0.9)
Cash received from settlement of interest swap agreements	23.6	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	(48.0)	(14.2)
Inventories	(30.3)	(11.1)
Prepaid expenses	(5.1)	(4.3)
Accounts payable and other current liabilities	25.8	(11.2)
Accrued income taxes	(5.4)	(10.2)
Net changes in operating working capital	(63.0)	(51.0)
Net cash provided by operations	18.0	19.8
Investing
Capital spending	(17.8)	(16.3)
Capitalized software costs	(1.6)	(1.3)
Acquisitions, net of cash acquired	—	(630.5)
Cash received from settlement of cross-currency swap contracts	35.8	—
Other investing	1.6	(0.9)
Net cash provided by (used in) investing	18.0	(649.0)
Financing
Cash dividends paid	(28.1)	(27.6)
Proceeds from issuances of long-term debt	40.0	703.7
Payments on long-term debt	(47.6)	(17.8)
Payments on financing lease obligations	(0.3)	—
Purchases of common stock	(3.0)	(3.1)
Payments for debt issuance costs	(12.5)	(14.5)
Net cash provided by (used in) financing	(51.5)	640.7
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.3)
Increase (decrease) in cash and cash equivalents	(18.4)	11.2
Cash and cash equivalents at beginning of period	74.7	54.7
Cash and cash equivalents at end of period	$56.3	$65.9

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Cash Flow Disclosures
Cash paid for interest, net	$28.8	$19.7
Cash paid for taxes, net	$16.9	$14.2
Capital spending in accounts payable and accrued liabilities	$3.3	$5.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. General

Nature of Business

Mativ Holdings, Inc. ("Mativ," "we," "our", or the "Company"), headquartered in the United States of America, is a leading global performance materials company, focused on bringing best-in-class innovation, design, and manufacturing solutions to our customers. Our highly engineered films, adhesive tapes, foams, nets, nonwovens, and papers are designed and manufactured using resins, polymers, and natural fibers for a variety of industries and specialty applications. The Company maintains two operating product line segments: Advanced Materials & Structures ("AMS") and Engineered Papers ("EP").

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

We conduct business in over 90 countries and operate 37 production locations worldwide, with offices and facilities in the United States, Canada, United Kingdom, France, Luxembourg, Belgium, Brazil, China, Italy, Malaysia, India and Poland.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the Condensed Consolidated Statements of Income as Income from equity affiliates, net of income taxes. Intercompany balances and transactions have been eliminated.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, fair values, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies. Furthermore, the Company considered the continuing impact from the global economic and social disruption caused by the novel coronavirus (“COVID-19”) in estimates used in the Company’s financial statements as of and for the period ended June 30, 2022. The Company determined changes to these estimates did not have a material impact on our assessment of recoverability of our assets, including Accounts receivable, net, Goodwill, Intangible assets or long-lived assets. There may also be long-term undetermined effects on some of our customers and suppliers, and as a result of these uncertainties, actual results could differ materially from these estimates and assumptions.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new standard provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform and the anticipated discontinuance of the London Interbank Offered Rate ("LIBOR") if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. We adopted this ASU as of April 1, 2022 with no material impact to our financial statements.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Net sales attributed by geographic location based on the location of the Company’s direct customers were as follows (in millions):

	Three Months Ended
	June 30, 2022			June 30, 2021
	AMS	EP	Total	AMS	EP	Total
United States	$174.6	$37.1	$211.7	$154.1	$38.4	$192.5
Europe and the former Commonwealth of Independent States	65.4	51.0	116.4	55.8	48.1	103.9
Asia/Pacific (including China)	38.6	26.2	64.8	28.5	23.5	52.0
Americas (excluding U.S.)	3.5	16.9	20.4	9.1	11.1	20.2
Other foreign countries	6.0	7.1	13.1	4.5	4.7	9.2
Net sales (1)	$288.1	$138.3	$426.4	$252.0	$125.8	$377.8
(1) Net sales include net hedging gains and losses for the three months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30, 2022			June 30, 2021
	AMS	EP	Total	AMS	EP	Total
United States	$326.6	$75.7	$402.3	$259.8	$75.8	$335.6
Europe and the former Commonwealth of Independent States	129.5	102.0	231.5	73.6	97.5	171.1
Asia/Pacific (including China)	74.0	51.1	125.1	60.9	45.7	106.6
Americas (excluding U.S.)	17.7	29.6	47.3	13.5	22.2	35.7
Other foreign countries	13.2	13.8	27.0	7.2	9.8	17.0
Net sales (1)	$561.0	$272.2	$833.2	$415.0	$251.0	$666.0
    (1) Net sales include net hedging gains and losses for the six months ended June 30, 2022 and 2021.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transportation - The Company’s primary products are aftermarket automotive paint protection films, in addition to ballistic resistant and security glass used in various transportation modes.

Filtration - The Company serves liquid and other filtration markets, producing reverse osmosis and other water filtration products along with media and support materials for air filtration devices.

Net sales as a percentage by end market for the AMS business were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Healthcare	24%	26%	23%	21%
Industrial	23%	21%	24%	19%
Construction	21%	21%	20%	21%
Transportation	17%	15%	17%	19%
Filtration	15%	17%	16%	20%
Net sales	100%	100%	100%	100%

Note 3. Other Comprehensive Income

Comprehensive income includes Net income, as well as certain items charged and credited directly to stockholders' equity, which are excluded from net income. The Company has presented Comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Reclassification adjustments of derivative instruments from Accumulated other comprehensive loss, net of tax are presented in Net sales; Other income (expense), net; or Interest expense in the Condensed Consolidated Statements of Income. Refer to Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	June 30, 2022	December 31, 2021
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $8.0 million and $8.9 million at June 30, 2022 and December 31, 2021, respectively	$(12.5)	$(14.4)
Accumulated unrealized gain (loss) on derivative instruments, net of income tax benefit (provision) of $(1.1) million and $2.1 million at June 30, 2022 and December 31, 2021, respectively	29.8	(1.9)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $26.0 million and $9.5 million at June 30, 2022 and December 31, 2021, respectively	(113.8)	(102.7)
Accumulated other comprehensive loss, net of tax	$(96.5)	$(119.0)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended
	June 30, 2022			June 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.5	$1.1	$2.6	$1.2	$(0.4)	$0.8
Derivative instrument adjustments	12.5	(3.5)	9.0	(2.6)	1.8	(0.8)
Unrealized foreign currency adjustments	(33.7)	13.9	(19.8)	9.3	0.1	9.4
Total	$(19.7)	$11.5	$(8.2)	$7.9	$1.5	$9.4

	Six Months Ended
	June 30, 2022			June 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$2.8	$(0.9)	$1.9	$2.3	$0.2	$2.5
Derivative instrument adjustments	34.9	(3.2)	31.7	3.8	(0.2)	3.6
Unrealized foreign currency translation adjustments	(27.6)	16.5	(11.1)	2.8	(3.3)	(0.5)
Total	$10.1	$12.4	$22.5	$8.9	$(3.3)	$5.6

Note 4. Business Acquisitions

Neenah

On March 28, 2022, the Company entered into an Agreement and Plan of Merger to combine with Neenah, Inc. ("Neenah"), a specialty materials company incorporated in Delaware, in an all-stock merger of equals (the "Merger Agreement"). The Merger was approved by the shareholders of both the Company and Neenah on June 29, 2022 and was consummated on July 6, 2022. Under the terms of the Merger Agreement, which was unanimously approved by the board of directors of both companies, Neenah merged into a directly owned subsidiary of the Company, with Neenah surviving the Merger as a direct, wholly-owned subsidiary of Mativ.

Pursuant to the Merger Agreement, each share of Neenah's common stock outstanding was exchanged for 1.358 shares of common stock in the Company. As such, the Company issued approximately 22.8 million shares of its common stock to Neenah's shareholders under the terms of the Merger Agreement. Based on the Company's closing stock price on July 5, 2022, the total value of shares issued to Neenah's shareholders was approximately $534.0 million.

During the three months and six months ended June 30, 2022, the Company recognized direct and indirect costs related to the Merger of $7.8 million and $13.6 million, respectively. These costs were expensed as incurred and are included in the General expense line item in the Condensed Consolidated Statements of Income.

The transaction will be accounted for as a business combination with the Company being treated as the accounting acquirer. The assets acquired and liabilities assumed will be measured at fair value as of the Merger date primarily using Level 3 inputs. The initial purchase price allocation was not complete as of the date of this report and once available, will be revised during the measurement period, not to exceed one year, as new information is received and analyzed.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Scapa

On April 15, 2021, we completed the previously announced acquisition of Scapa Group plc (“Scapa”), a UK-based innovation, design, and manufacturing solutions provider for healthcare and industrial markets for aggregate cash consideration of $630.6 million, net of $22.7 million of Cash and cash equivalents acquired and including $568.9 million for the purchase of all Scapa ordinary shares, $75.9 million for the repayment of Scapa debt and $8.5 million for the repayment of acquisition costs incurred by Scapa. The acquisition adds to our portfolio of precision engineered performance materials, expands our innovation, design, and formulation capabilities, and brings a variety of new coating and converting technologies to the Company. Scapa is part of the AMS segment and operates globally with manufacturing and sales operations in the Americas, Asia and Europe.

The purchase price was funded with borrowings under the amended Credit Agreement, as defined and discussed in Note 10. Debt.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill is assigned to the AMS reportable segment and is primarily attributable to expected revenue synergies. It is not expected to be deductible for tax purposes. The estimated purchase price allocation disclosed as of June 30, 2021 was revised during the measurement period as new information was received and analyzed resulting in a decrease in Deferred tax liabilities of $12.3 million, an increase in Property, plant and equipment of $7.7 million, an increase in Other non-current liabilities, primarily due to changes in certain tax positions of $7.0 million, a $3.0 million decrease in Other non-current assets, and other insignificant changes, as presented in the table below.

The consideration paid for Scapa, and the fair values of the assets acquired and liabilities assumed as of the April 15, 2021 acquisition date were as follows (in millions):

	Final Fair Value as of June 30, 2022	Adjustments	Preliminary Fair Value as of April 15, 2021
Cash and cash equivalents	$22.7	$—	$22.7
Accounts receivable	67.7	—	67.7
Inventory	60.0	(0.9)	60.9
Other current assets	9.7	(0.1)	9.8
Property, plant and equipment	159.8	7.7	152.1
Identifiable intangible assets	246.2	—	246.2
Other non-current assets	23.3	(3.0)	26.3
Total assets	$589.4	$3.7	$585.7

Current debt	$15.0	$—	$15.0
Accounts payable and other current liabilities	83.9	(2.0)	85.9
Deferred income tax liabilities	49.2	(12.3)	61.5
Other non-current liabilities	40.1	7.0	33.1
Net assets acquired	$401.2	$11.0	$390.2
Goodwill	252.1	(11.0)	263.1
Total consideration	$653.3	$—	$653.3

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is not material.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquired inventory was comprised of finished goods and raw materials. The fair value of finished goods was based on net realizable value adjusted for the costs of selling and a reasonable profit margin on selling effort. The fair value of raw materials was determined to approximate book value.

Property, plant and equipment is comprised of buildings and leasehold improvements, machinery and equipment, furniture and fixtures, computer equipment, and construction in progress. The fair value was determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

Acquired intangible assets include customer relationships, tradenames and developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both are forms of the income approach which considers a forecast of future cash flows generated from the use of each asset.

The following table shows the fair values assigned to identifiable intangible assets (in millions):

	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$205.4	15
Tradenames and other	7.7	10
Developed technology	33.1	7
Total amortizable intangible assets	$246.2

The deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and six months ended June 30, 2022, the Company did not incur any direct and indirect acquisition-related costs for the Scapa acquisition. During the three and six months ended June 30, 2021, the Company recognized $5.1 million and $8.7 million of direct and indirect acquisition-related costs, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in General expense in the Condensed Consolidated Statements of Income.

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

The supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa acquisition occurred as of January 1, 2020 (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net sales	$387.2	$797.0
Net income	$3.6	$35.5

The supplemental pro forma financial information presented above does not include any adjustments related to the Merger.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
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
The following table is a reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share (in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator (basic and diluted):
Net income	$11.8	$1.8	$13.4	$23.4
Less: Dividends paid to participating securities	(0.3)	(0.2)	(0.5)	(0.3)
Less: Undistributed earnings available to participating securities	—	0.1	—	—
Undistributed and distributed earnings available to common stockholders	$11.5	$1.7	$12.9	$23.1

Denominator:
Average number of common shares outstanding	31,260.1	31,045.1	31,209.3	31,009.9
Effect of dilutive stock-based compensation	149.7	357.3	202.7	361.8
Average number of common and potential common shares outstanding	31,409.8	31,402.4	31,412.0	31,371.7

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

The following table details inventories by major class (in millions):

	June 30, 2022	December 31, 2021
Raw materials	$114.5	$113.4
Work in process	43.9	41.9
Finished goods	108.9	95.7
Supplies and other	9.1	8.5
Total inventories	$276.4	$259.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	AMS	EP	Total
Balance at December 31, 2021	$643.4	$4.9	$648.3
Goodwill acquired during the period(1)	1.4	—	1.4
Foreign currency translation and other(2)	(15.2)	(0.4)	(15.6)
Balance at June 30, 2022	$629.6	$4.5	$634.1
(1) Related to measurement period adjustments for the Scapa acquisition.
(2) During the first quarter of 2022, goodwill with a carrying amount of $2.1 million was allocated to the disposal group classified as held for sale and subsequently impaired. Goodwill was allocated to the disposal group on the basis of relative fair value, primarily utilizing Level 3 inputs which included forecasted future cash flows. We considered the planned divestiture of this business as a potential indicator that the fair value of the AMS reporting unit may be below its carrying amount and performed a qualitative impairment assessment in the first quarter of 2022. As a result of this assessment, we concluded the fair value of the reporting unit was in excess of its carrying value and therefore no additional impairment was identified or recognized.

Note 8. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets which are in our AMS segment consisted of the following (in millions):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$530.3	$134.0	$396.3
Developed technology(1)	71.2	22.5	48.7
Trade names	18.2	3.3	14.9
Non-compete agreements	2.9	2.6	0.3
Patents	1.9	0.7	1.2
Total	$624.5	$163.1	$461.4

Unamortized Intangible Assets
Trade names(1)	$15.4	$—	$15.4
(1) Intangible assets with a net carrying amount of $4.7 million are included as part of the disposal group classified as held for sale at June 30, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
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

Amortization expense of intangible assets was $11.1 million and $10.7 million for the three months ended June 30, 2022 and 2021, respectively, and $22.2 million and $17.2 million for the six months ended June 30, 2022 and 2021, respectively. Finite-lived intangibles in the AMS segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $43.6 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $2.4 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $15.6 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

In the EP segment, restructuring and impairment expenses were $1.3 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively. Restructuring and impairment expenses for the three months ended June 30, 2022 included $1.1 million primarily related to pension benefits for the Winkler, Manitoba facility, which was closed in 2021. Restructuring and impairment expenses for the three months ended June 30, 2021 included $1.3 million related to severance accruals at other manufacturing facilities as part of the ongoing optimization project and $1.0 million related to the Spotswood site closure.

Restructuring and impairment expenses in the EP segment were $1.6 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively. Restructuring and impairment expenses for the six months ended June 30, 2022 included $1.4 million primarily related to pension benefits for the Winkler, Manitoba facility. Restructuring and impairment expense for the six months ended June 30, 2021 included $2.4 million related to the Spotswood site closure and $1.6 million related to severance accruals at other manufacturing facilities as part of the ongoing cost optimization project.

During the remainder of 2022, the Company expects to record additional restructuring and impairment related costs in the EP segment of approximately $0.5 million related to the closing of the Winkler, Manitoba facility.

In the AMS segment, restructuring and impairment expenses were $1.1 million and $14.0 million for the three and six months ended June 30, 2022, respectively. Restructuring and impairment expenses for the three months ended June 30, 2022 were due to the termination of a contract with an existing customer related to exclusivity in product manufacturing. Restructuring and impairment expenses for the six months ended June 30, 2022 were primarily related to the impairment of certain assets in conjunction with the planned divestiture of a portion of the segment serving the construction end-market. After considering the impact of impairments, assets held for sale consist primarily of accounts receivable and inventories. There were no restructuring and impairment expenses for the three and six months ended June 30, 2021.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total restructuring and related charges (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restructuring and impairment expense:
Severance	$1.1	$1.3	$1.3	$1.6
Other	1.3	1.0	1.4	2.4
Asset impairment	—	—	12.9	—
Total restructuring and impairment expense	$2.4	$2.3	$15.6	$4.0

The following table summarizes changes in restructuring liabilities (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021
Balance at beginning of period	$6.2	$7.4
Accruals for announced programs	0.4	1.5
Cash payments	(1.9)	(3.7)
Foreign exchange impact	(0.2)	(0.1)
Balance at end of period	$4.5	$5.1

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in each of the Condensed Consolidated Balance Sheets.

Note 10. Debt

The components of total debt are summarized in the following table (in millions):

	June 30, 2022	December 31, 2021
Revolving credit facility - U.S. dollar borrowings	$389.0	$393.0
Term loan A facility	193.0	193.5
Term loan B facility	346.5	348.2
6.875% senior unsecured notes due October 1, 2026, net of discount of $5.7 million and $5.2 million at June 30, 2022 and December 31, 2021, respectively(1)	345.1	344.8
French employee profit sharing	2.7	4.1
Finance lease obligations	2.4	2.8
Debt issuance costs and discounts	(24.1)	(16.1)
Total debt	1,254.6	1,270.3
Less: Current debt	(1.9)	(3.2)
Total long-term debt	$1,252.7	$1,267.1
(1) Net of $0.2 million decrease related to fair value hedge accounting adjustments.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provided for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio.

In connection with the Merger, we amended our Credit Agreement on May 6, 2022 in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, subject to consummation of the Merger, to $600.0 million. Additionally, we added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility") to be funded concurrent with the closing of the Merger.

Borrowings under the amended Term Loan A Facility ("Term Loan A Credit Facility") will bear interest, at a rate equal to either (1) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) Term SOFR plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the Term Loan A Credit Facility is expected to range from 1.25% to 2.75% for SOFR loans and from 0.25% to 1.75% for base rate loans, in each case depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the amended Revolving Credit Facility (Revolving Facility) or the Delayed Draw Term Loan facility in U.S. dollars will bear interest, at the Company’s option, at a rate equal to either (1) a forward-looking term rate based on Term SOFR, plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) one-month Term SOFR plus 1.0%, in each case plus the applicable margin. Borrowings under the Revolving Facility in Euros will bear interest at a rate equal to the reserve-adjusted Euro interbank offered rate, or EURIBOR, plus the applicable margin. The applicable margin for borrowings under the revolving credit agreement is expected to range from 1.00% to 2.50% for SOFR loans and EURIBOR loans, and from 0.00% to 1.50% for base rate loans, in each case, depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75%) or (ii) 2.75% in excess of an alternative base rate.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.75x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease quarterly returning to 4.50x effective as of June 30, 2023. Subsequent to the closing of the Merger, the maximum allowable net debt to EBITDA ratio will be 5.50x, decreasing to 4.50x as of the end of the sixth fiscal quarter following the Merger. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg. Refer to Note 16. Subsequent Events for further information related to the amended Credit Agreement.

The Company was in compliance with all of its covenants under the Credit Agreement at June 30, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Commitment Letter

In connection with the proposed merger, we had obtained financing commitments for (i) a $648.0 million senior 364-day unsecured bridge facility (the “Bridge Facility”) and (ii) a $500.0 million senior secured revolving credit facility pursuant to a commitment letter (the “Debt Commitment Letter”) dated as of March 28, 2022. On May 6, 2022, in conjunction with the amendment of our Credit Agreement, the Debt Commitment Letter was amended, reducing the commitments under the Bridge Facility and senior secured revolving credit facility to $50.0 million and zero, respectively.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2022.

As of June 30, 2022, the average interest rate was 4.22% on outstanding Revolving Facility borrowings, 4.38% on outstanding Term Loan A Credit Facility borrowings, and 5.44% on outstanding Term Loan B Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.52% and 4.11% for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, and December 31, 2021, the Company's total deferred debt issuance costs and discounts, net of accumulated amortization, were $24.1 million and $16.1 million, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal Repayments

The following is the expected maturities for the Company's debt obligations as of June 30, 2022 (in millions):

2022	$3.0
2023	6.7
2024	6.3
2025	7.0
2026	351.7
Thereafter	904.0
Total	$1,278.7

Fair Value of Debt

At June 30, 2022 and December 31, 2021, the fair market value of the Company's 6.875% senior unsecured notes was $315.4 million and $365.8 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2022 and December 31, 2021 approximated the respective carrying amounts as the interest rates are variable and based on current market indices.

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

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair values are recorded to net income each period.

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of interest rate contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the forecasted transaction affects earnings. Interest rate contracts are also used to hedge changes in the fair value of a portion of our senior unsecured notes attributable to changes in the benchmark interest rate. Changes in the fair value of the interest rate contracts and corresponding portion of the hedged debt are recognized in interest expense.

The Company also uses cross currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross currency swap contracts as net investment hedges. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2022, cross-currency swaps with a combined notional value of €488.8 million ($550.0 million) were terminated and a total settlement of $35.8 million was received from the counterparties. Immediately following the termination of the aforementioned swaps, the Company entered into cross-currency swaps with a combined notional value of €450.0 million ($478.2 million), maturing on April 1, 2024 and 2025 and October 1, 2026, designated as a hedge of a portion of the Company’s net investment in Euro-denominated subsidiaries. These contracts involve the periodic exchange of U.S. dollar fixed interest rate payments for fixed Euro-denominated payments over the respective contract terms, in addition to an exchange of notional amounts upon maturity. One cross-currency swap involves the periodic exchange of U.S dollar variable interest rate payments for Euro-denominated variable payments.

During 2019 and 2021, the Company entered into a series of pay-fixed, receive-variable interest rate swaps, maturing on January 31, 2027 and December 31, 2027. During March of 2022, the interest rate swaps, which had a combined notional value of $500.0 million were terminated and a total settlement of $23.6 million was received from the counterparties. The settlement amount, which represents the fair value of contracts at the time of termination, was recorded in Accumulated other comprehensive loss, net of tax and will be amortized as a component of Interest expense over the remaining term of the hedged forecasted transaction.

During March of 2022, immediately following the termination of the aforementioned interest rate swaps, the Company entered into pay-fixed, receive-variable interest rate swaps, maturing on January 31, 2027 and December 31, 2027. The swaps have a combined notional value of $500.0 million which declines over the terms of the underlying contracts. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates.

In addition, the Company entered into a fixed to float interest rate swap with a notional amount of $173.4 million during the three months ended June 30, 2022, maturing on October 1, 2026. The swap was designated as a fair value hedge for a portion of our 6.875% senior unsecured notes due in 2026. The contract involves the periodic exchange of fixed interest rate payments for variable payments.

The following table presents the fair value of asset and liability derivatives and the respective locations on the Condensed Consolidated Balance Sheets at June 30, 2022 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$1.2	Accrued expenses and other current liabilities	$—
Foreign exchange contracts - net investment hedge	Other assets	4.0	Other liabilities	3.2
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.2	Other liabilities	—
Interest rate contracts - cash flow hedge	Other assets	9.0	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	—	Other liabilities	0.2
Total derivatives designated as hedges		$14.4		$3.4

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	1.4
Total derivatives not designated as hedges		$—		$1.4
Total derivatives		$14.4		$4.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective locations on the Condensed Consolidated Balance Sheets at December 31, 2021 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$1.6	Accrued expenses and other current liabilities	$—
Foreign exchange contracts - net investment hedge	Other assets	—	Other liabilities	9.8
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.2	Accrued expenses	—
Interest rate contracts - cash flow hedge	Other assets	3.3	Other liabilities	2.1
Total derivatives designated as hedges		$5.1		$11.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.2	Accounts payable	0.6
Total derivatives not designated as hedges		$0.2		$0.6
Total derivatives		$5.3		$12.5

The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss, net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of (Loss) Gain Reclassified from AOCI	Loss Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,		June 30,
	2022	2021	2022	2021		2022	2021	2022	2021
Derivatives designated as cash flow hedge
Foreign exchange contracts	$—	$0.7	$—	$0.1	Net sales	$—	$(0.4)	$—	$(1.0)
Foreign exchange contracts	0.3	(1.0)	0.2	(0.1)	Other income (expense), net	—	(1.2)	(0.1)	(0.6)
Interest rate contracts	6.4	(2.1)	28.1	2.0	Interest expense	(0.5)	—	(1.5)	—
Derivatives designated as net investment hedge
Foreign exchange contracts	30.0	(1.8)	43.6	5.2
Total gain (loss)	$36.7	$(4.2)	$71.9	$7.2		$(0.5)	$(1.6)	$(1.6)	$(1.6)
The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and six months ended June 30, 2022 and 2021, other than those related to the cross-currency swap, noted below.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s net investment hedges were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss, net of tax as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended June 30, 2022 and 2021, we recognized as income $2.2 million and $1.0 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing. For the six months ended June 30, 2022 and 2021, we recognized as income $4.8 million and $2.1 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing.

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on net income (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Foreign exchange contracts	Other income (expense), net	$0.6	$6.3	$(0.5)	$(0.3)

12. Commitments and Contingencies

Litigation

Brazil

SWM-Brazil ("SWM-B") received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively the "Electricity Assessments"). SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($10.7 million based on the foreign currency exchange rate at June 30, 2022), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised third and fourth Electricity Assessments for a combined amount of $8.6 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such, no loss has been accrued in our unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December of 2000, SWM-B received two assessments from the tax authorities of the State for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-tobacco related grades of paper sold domestically. An adverse judgement was received during 2019 and a provision of $8.6 million (based on the foreign currency exchange rate at March 31, 2021) was recorded in Other Liabilities. On April 9, 2021, SWM-B resolved the Raw Materials Assessment by paying $2.6 million (based on the foreign currency exchange rate at March 31, 2021) under a tax amnesty program which reduced the tax liability by approximately 70%. All litigation is now concluded on this matter which is fully resolved. As the result of the favorable settlement, we recognized a total benefit of $6.1 million in the first quarter of 2021, of which $4.6 million was in Interest expense and $1.6 million was in Other income (expense), net.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company has appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company is still pending and is scheduled for hearing in February, 2023. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact of such litigation.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
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

Pension and OPEB Benefits

The components of net pension benefit costs for the employees in the United States, France and United Kingdom were as follows (in millions):

	Three Months Ended June 30,
	United States		France		United Kingdom
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$0.3	$0.4	$—	$—
Interest cost	0.8	0.7	—	0.1	0.6	0.8
Expected return on plan assets	(1.0)	(1.0)	—	—	(0.7)	(0.9)
Amortizations and other	0.4	0.9	0.2	0.2	—	—
Net periodic benefit cost	$0.2	$0.6	$0.5	$0.7	$(0.1)	$(0.1)

	Six Months Ended June 30,
	United States		France		United Kingdom
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$0.7	$0.7	$—	$—
Interest cost	1.6	1.4	0.1	0.1	1.1	0.8
Expected return on plan assets	(2.0)	(2.0)	—	—	(1.3)	(0.9)
Amortizations and other	0.8	1.8	0.3	0.5	—	—
Net periodic benefit cost	$0.4	$1.2	$1.1	$1.3	$(0.2)	$(0.1)

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to the Tax Cuts and Jobs Act of 2017, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that is generally able to be repatriated free of U.S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. As a result of the Company’s treasury policy to simplify and expediate the intercompany cash flows to SWM US, as evidenced by the implementation of the Cash Pool, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company has decided to no longer assert indefinite reinvestment with respect to earnings generated by foreign subsidiaries prior to January 1, 2018. Therefore, the Company does not intend to assert indefinite reinvestment of its foreign subsidiaries to the extent of each CFC’s earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously-taxed earnings and profits, and U.S. state taxes on unremitted earnings.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its Condensed Consolidated Statements of Income. There were no material income tax penalties or interest accrued during the three and six months ended June 30, 2022 or 2021.

The Company's effective tax rate from continuing operations was 31.3% and 140.0% for the three months ended June 30, 2022 and 2021, respectively. The decrease was materially due to significant discrete items related to the Scapa acquisition in the three months ended June 30, 2021, as well as more favorable mix of earnings by jurisdiction. The Company's effective tax rate from continuing operations was 41.1% and 35.7% for the six months ended June 30, 2022 and 2021, respectively. The increase was materially due to discrete items partially offset by favorable mix of earnings by jurisdiction.

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

Net sales and operating profit by segments were (in millions):

	Net Sales
	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
AMS	$288.1	67.6%	$252.0	66.7%	$561.0	67.3%	$415.0	62.3%
EP	138.3	32.4%	125.8	33.3%	272.2	32.7%	251.0	37.7%
Total Consolidated	$426.4	100.0%	$377.8	100.0%	$833.2	100.0%	$666.0	100.0%

MATIV HOLDINGS, INC. AND SUBSIDIARIES
(formerly Schweitzer-Mauduit International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Operating Profit
	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
AMS	$29.4	105.8%	$18.9	118.9%	$39.7	103.4%	$40.2	81.4%
EP	22.4	80.5%	24.2	152.2%	48.1	125.2%	54.1	109.5%
Unallocated	(24.0)	(86.3)%	(27.2)	(171.1)%	(49.4)	(128.6)%	(44.9)	(90.9)%
Total Consolidated	$27.8	100.0%	$15.9	100.0%	$38.4	100.0%	$49.4	100.0%

Note 16.     Subsequent Events

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our Revolving Facility. We also terminated our Bridge Facility. Refer to Note 10. Debt for further information related to the Delayed Draw Term Loan Facility. Refer to Note 4. Business Acquisitions for information on the merger with Neenah.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2021. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products, our future prospects and other matters. These statements are based on certain assumptions and estimates that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

Merger
On July 6, 2022, the Company completed its previously announced merger with Neenah under the terms of an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which a wholly-owned subsidiary merged with and into Neenah, with Neenah surviving as a direct and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, each share of Neenah common stock outstanding was exchanged for 1.358 shares of common stock in the Company. As a result of the Merger, the Company issued approximately 22.8 million shares of its common stock to Neenah shareholders under the terms of the Merger Agreement. Based on our closing stock price on July 5, 2022, the total value of shares issued to Neenah shareholders was approximately $534.0 million.

Upon completion of the Merger, the Company changed its name to Mativ Holdings, Inc. Shares of the Company's common stock commenced trading on the New York Stock Exchange under the ticker symbol "MATV" as of market open on July 6, 2022. The Company's previous ticker symbol was "SWM". Refer to Note 4. Business Acquisitions in the notes to the condensed consolidated financial statements for further information related to the Merger.

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the financial condition and results of operations of the Company as of and for the period ended June 30, 2022, excluding Neenah except as otherwise specifically noted herein.

COVID-19 Pandemic

We continue to monitor the impact of the COVID-19 pandemic (including its variant strains) on all aspects of our business. At present, all of our facilities remain operational. Furthermore, there have been only isolated and temporary customer shutdowns, and the Company is maintaining active dialogue with employees, key customers and suppliers regarding supply chain and production planning. Further details about the risks and impacts discussed in the section below can be found in the forward-looking statements. In general, our business was resilient in the face of sales volatility and limited visibility during the early stages of the pandemic, while those areas that were most negatively affected began improving late in 2020 and performed well during 2021. However, increased global economic activity and high demand across many industries following Covid-related disruption has caused significant input cost inflation and strained supply chains (more detailed discussion below throughout MD&A).

Liquidity & Debt Overview

As of June 30, 2022, the Company had $1,254.6 million of total debt, $56.3 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $106.0 million. Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.9x at the end of the second quarter, versus a current maximum covenant ratio of 5.5x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended				Six Months Ended
	June 30,		Percent of Net Sales		June 30,		Percent of Net Sales
(in millions, except per share amounts)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$426.4	$377.8	100.0%	100.0%	$833.2	$666.0	100.0%	100.0%
Gross profit	99.6	88.1	23.4%	23.3%	192.2	168.9	23.1%	25.4%
Restructuring & impairment expense	2.4	2.3	0.6%	0.6%	15.6	4.0	1.9%	0.6%
Operating profit	27.8	15.9	6.5%	4.2%	38.4	49.4	4.6%	7.4%
Interest expense	20.4	13.1	4.8%	3.5%	34.9	16.0	4.2%	2.4%
Net income	$11.8	$1.8	2.8%	0.5%	$13.4	$23.4	1.6%	3.5%

Diluted earnings per share	$0.36	$0.06			$0.41	$0.74
Cash provided by operations	$13.0	$7.1			$18.0	$19.8
Capital spending	$9.1	$9.2			$17.8	$16.3

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Net Sales

	Three Months Ended
(in millions)	June 30, 2022	June 30, 2021	Change	Percent Change
Advanced Materials & Structures	$288.1	$252.0	$36.1	14.3%
Engineered Papers	138.3	125.8	12.5	9.9%
Total	$426.4	$377.8	$48.6	12.9%

Net sales were $426.4 million in the three months ended June 30, 2022 compared with $377.8 million in the prior-year quarter. The increase in net sales consisted of the following:

(in millions)	Amount	Percent
Changes in volume, product mix and selling prices (excluding Scapa)	$39.0	10.3%
Incremental net sales from Scapa	14.6	3.9%
Changes due to net foreign currency impacts	(5.0)	(1.3)%
Total	$48.6	12.9%

AMS segment net sales were $288.1 million for the three months ended June 30, 2022 compared to $252.0 million during the prior-year quarter. The increase in organic sales primarily reflected price increases across the product lines, with the strongest sales gains coming from transportation, filtration, construction, and industrial end-markets.

EP segment net sales during the three months ended June 30, 2022 of $138.3 million increased by $12.5 million, or 9.9%, versus net sales of $125.8 million in the prior-year quarter. The increase in net sales was primarily the result of higher volumes and price increases. Volumes benefited from gains across the portfolio, highlighted by continued rapid growth in Heat-not-Burn reduced-risk products.

Gross Profit

	Three Months Ended			Percent Change	Percent of Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change		2022	2021
Net sales	$426.4	$377.8	$48.6	12.9%	100.0%	100.0%
Cost of products sold	326.8	289.7	37.1	12.8%	76.6%	76.7%
Gross profit	$99.6	$88.1	$11.5	13.1%	23.4%	23.3%

Gross profit increased by $11.5 million during the three months ended June 30, 2022 to $99.6 million versus the prior-year quarter of $88.1 million.

AMS gross profit increased by $13.1 million, primarily due to organic sales growth driven by volume and price increases, which more than offset higher input costs.

In the EP segment, gross profit decreased by $1.7 million primarily resulting from higher input costs, particularly energy costs in Europe, as well as higher wood pulp and other material costs. The increase in input costs was partially offset by volume increases and pricing actions.

Nonmanufacturing Expenses

	Three Months Ended			Percent Change	Percent of Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change		2022	2021
Selling expense	$15.0	$11.9	$3.1	26.1%	3.5%	3.1%
Research expense	5.4	5.4	—	—%	1.3%	1.4%
General expense	49.0	52.6	(3.6)	(6.8)%	11.5%	14.0%
Nonmanufacturing expenses	$69.4	$69.9	$(0.5)	(0.7)%	16.3%	18.5%

Nonmanufacturing expenses in the three months ended June 30, 2022 decreased by $0.5 million to $69.4 million from $69.9 million in the prior-year quarter.

Restructuring and Impairment Expense

	Three Months Ended			Percent of Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change	2022	2021
Advanced Materials & Structures	$1.1	$—	$1.1	0.4%	—%
Engineered Papers	1.3	2.3	(1.0)	0.9%	1.8%
Total	$2.4	$2.3	$0.1	0.6%	0.6%

The Company incurred total restructuring and impairment expenses of $2.4 million and $2.3 million in the three months ended June 30, 2022 and 2021, respectively. In the current-year quarter, restructuring expenses in the AMS segment were due to the termination of a contract with an existing customer related to exclusivity in product manufacturing. In the prior-year quarter, there were no restructuring expenses in the AMS segment.

In the current-year quarter, restructuring expenses in the EP segment included $1.1 million primarily related to pension benefits for the Winkler, Manitoba facility, which was closed in 2021. In the prior-year quarter, restructuring expenses included $1.3 million related to severance accruals at other manufacturing facilities as part of the ongoing optimization project and $1.0 million as a result of the decision to shut down the Spotswood, New Jersey facility, which was sold in December 2021.

Operating Profit

	Three Months Ended			Percent Change	Return on Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change		2022	2021
Advanced Materials & Structures	$29.4	$18.9	$10.5	55.6%	10.2%	7.5%
Engineered Papers	22.4	24.2	(1.8)	(7.4)%	16.2%	19.2%
Unallocated expenses	(24.0)	(27.2)	3.2	(11.8)%
Total	$27.8	$15.9	$11.9	74.8%	6.5%	4.2%

Operating profit was $27.8 million in the three months ended June 30, 2022 compared with $15.9 million during the prior-year quarter.

The AMS segment's operating profit in the three months ended June 30, 2022 was $29.4 million compared to $18.9 million in the prior-year period, an increase of $10.5 million, or 55.6%. The increase reflects strong organic sales gains, including price increases. The impact of inflationary and supply chain pressures were offset by price increases implemented since the prior year quarter.

The EP segment's operating profit in the three months ended June 30, 2022 was $22.4 million, a decrease of $1.8 million, or 7.4%, from $24.2 million in the prior-year quarter. The decrease was primarily driven by higher energy costs, while other inflationary pressures also contributed to the decline. These decreases were partially offset by volume growth and price increases.

Unallocated expenses in the three months ended June 30, 2022 were $24.0 million compared to $27.2 million in the prior-year quarter, a decrease of $3.2 million, or 11.8%, primarily due to a decrease in merger and integration related costs incurred within Scapa compared to the prior year.

Non-Operating Expenses

Interest expense was $20.4 million in the three months ended June 30, 2022, an increase from $13.1 million in the prior-year quarter. The increase was due to $3.3 million of Bridge Facility expenses, with the remainder related to higher interest rates compared to the prior year.

Other income (expense), net was income of $7.3 million during the three months ended June 30, 2022 compared to an expense of $0.3 million in prior year quarter. The current year included $2.4 million from the sale of assets at the Winkler facility, $2.2 million for the sale of carbon dioxide credits in France, and $1.6 million of foreign currency gains. The prior year included $2.7 million of foreign currency loss, of which $1.3 million was realized foreign currency loss related to the timing of the Scapa acquisition cash settlement, partially offset by $2.2 million of income for the sale of carbon dioxide credits in France.

Income Taxes

A $4.6 million provision for income taxes in the three months ended June 30, 2022 resulted in an effective tax rate of 31.3% compared with 140.0% in the prior-year quarter. The decrease was materially due to significant discrete items in the prior year, as well as more favorable mix of earnings by jurisdiction.

Income from Equity Affiliates

Income from equity affiliates, which reflects the results of operations of our joint ventures in China, was $1.7 million in the three months ended June 30, 2022 compared to 2.8 million during the prior-year quarter. The decrease is due to higher input costs.

Net Income and Income per Share

Net income in the three months ended June 30, 2022 was $11.8 million, or $0.36 per diluted share, compared with $1.8 million, or $0.06 per diluted share, during the prior-year quarter.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Net Sales

	Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	Change	Percent Change
Advanced Materials & Structures	$561.0	$415.0	$146.0	35.2%
Engineered Papers	272.2	251.0	21.2	8.4%
Total	$833.2	$666.0	$167.2	25.1%

Net sales were $833.2 million in the six months ended June 30, 2022 compared with $666.0 million in the prior-year period. The increase in net sales consisted of the following:

(in millions)	Amount	Percent
Incremental net sales from Scapa	$120.2	18.0%
Changes in volume, product mix and selling prices (excluding Scapa)	56.5	8.5%
Changes due to net foreign currency impacts	(9.5)	(1.4)%
Total	$167.2	25.1%

AMS segment net sales were $561.0 million for the six months ended June 30, 2022 compared to $415.0 million during the prior-year period. The increase of $146.0 million, or 35.2%, included the benefit from the Scapa acquisition of $120.2 million. The increase in organic sales was driven by transportation, filtration, construction, and industrial end-markets.

EP segment net sales during the six months ended June 30, 2022 of $272.2 million increased by $21.2 million versus net sales of $251.0 million in the prior-year period. The increase in net sales was primarily the result of volume and price increases. The increase in volume was primarily attributable to growth in Heat-not-Burn products.

Gross Profit

	Six Months Ended			Percent Change	Percent of Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change		2022	2021
Net sales	$833.2	$666.0	$167.2	25.1%	100.0%	100.0%
Cost of products sold	641.0	497.1	143.9	28.9%	76.9%	74.6%
Gross profit	$192.2	$168.9	$23.3	13.8%	23.1%	25.4%

Gross profit increased by $23.3 million during the six months ended June 30, 2022 to $192.2 million versus the prior-year period of $168.9 million.

AMS gross profit increased by $29.6 million primarily due to strong organic sales growth across transportation, filtration, construction, and industrial end-markets. Inflationary factors such as higher input costs for raw materials impacted results, but were more than offset by price increases.

In the EP segment, gross profit decreased by $6.5 million, primarily due to inflationary pressures on input costs, particularly energy, as well as wood pulp and other raw materials.

Nonmanufacturing Expenses

	Six Months Ended			Percent Change	Percent of Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change		2022	2021
Selling expense	$29.3	$21.0	$8.3	39.5%	3.5%	3.2%
Research expense	10.6	9.2	1.4	15.2%	1.3%	1.4%
General expense	98.3	85.3	13.0	15.2%	11.8%	12.8%
Nonmanufacturing expenses	$138.2	$115.5	$22.7	19.7%	16.6%	17.4%

Nonmanufacturing expenses in the six months ended June 30, 2022 increased by $22.7 million to $138.2 million from $115.5 million in the prior-year period. The increase primarily reflects the addition of ongoing SG&A costs from the acquired Scapa operations.

Restructuring and Impairment Expense

	Six Months Ended			Percent of Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change	2022	2021
Advanced Materials & Structures	$14.0	$—	$14.0	2.5%	—%
Engineered Papers	1.6	4.0	(2.4)	0.6%	1.6%
Total	$15.6	$4.0	$11.6	1.9%	0.6%

The Company incurred total restructuring and impairment expense of $15.6 million in the six months ended June 30, 2022 compared with $4.0 million in the prior-year period. In the AMS segment, the Company recognized $14.0 million of restructuring and impairment expenses in the current-year period primarily related to the write-down of certain assets in conjunction with the planned divestiture of a portion of the segment serving the construction end-market. No restructuring and impairment expenses were recognized in the prior-year period.

In the current-year period, restructuring expenses in the EP segment included $1.4 million primarily related to pension benefits for the Winkler, Manitoba facility. In the prior-year period, restructuring expenses included $2.4 million in severance and other accruals related to the Spotswood, New Jersey facility, which was sold in December 2021. The EP segment also recognized $1.6 million of restructuring expenses primarily related to severance accruals for employees at our manufacturing operations in France.

Operating Profit

	Six Months Ended			Percent Change	Return on Net Sales
(in millions)	June 30, 2022	June 30, 2021	Change		2022	2021
Advanced Materials & Structures	$39.7	$40.2	$(0.5)	(1.2)%	7.1%	9.7%
Engineered Papers	48.1	54.1	(6.0)	(11.1)%	17.7	21.6%
Unallocated expenses	(49.4)	(44.9)	(4.5)	(10.0)%
Total	$38.4	$49.4	$(11.0)	(22.3)%	4.6%	7.4%

Operating profit was $38.4 million in the six months ended June 30, 2022 compared with $49.4 million during the prior-year period.

The AMS segment's operating profit in the six months ended June 30, 2022 was $39.7 million compared to $40.2 million in the prior-year period. The decrease of $0.5 million, or 1.2%, primarily reflected the asset impairment related to the planned divestiture of a portion of the segment serving the construction end market (referenced above), which offset strong organic sales growth and the incremental operating profits of the acquired Scapa business. The margin declined to 7.1% in the six months ended June 30, 2022 compared to 9.7% in the prior-year period primarily due to the asset impairment, as inflationary pressures were largely offset by organic sales growth from pricing and volume increases.

The EP segment's operating profit in the six months ended June 30, 2022 was $48.1 million, a decrease of $6.0 million, or 11.1%, from $54.1 million in the prior-year period. The margin declined to 17.7% in the six months ended June 30, 2022 compared to 21.6% in the prior-year period. The decrease was primarily driven by higher energy costs, particularly in Europe, and higher raw material costs. These decreases were partially offset by volume growth and price increases.

Unallocated expenses in the six months ended June 30, 2022 were $49.4 million compared to $44.9 million in the prior-year period, an increase of $4.5 million, or 10.0%. The increase in unallocated expenses is primarily due to certain expenses incurred by Scapa but recorded in unallocated expenses.

Non-Operating Expenses

Interest expense was $34.9 million in the six months ended June 30, 2022, an increase from $16.0 million in the prior-year period. Excluding a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments as discussed in Note 12. Contingencies of the notes to the unaudited condensed consolidated financial statements, interest expense increased $14.4 million mainly due to $3.3 million Bridge Facility expense related to the Merger and higher average interest rates and incremental debt related to the Scapa acquisition.

Other income (expense), net was income of $12.8 million during the six months ended June 30, 2022, primarily due to $7.3 million of sales of carbon dioxide credits in France and $2.9 million for the sale of equipment at the Winkler facility. Other income (expense), net was an expense of $2.9 million during the six months ended June 30, 2021, primarily due to $6.9 million of realized foreign currency loss related to the timing of the Scapa acquisition cash settlement, partially offset by $2.0 million of income related to the sale of carbon dioxide credits in France and a $1.6 million favorable Brazil tax assessment settlement.

Income Taxes

A $6.7 million provision for income taxes in the six months ended June 30, 2022 resulted in an effective tax rate of 41.1% compared with 35.7% in the prior-year period. The increase was materially due to discrete items, partially offset by favorable mix of earnings by jurisdiction.

Income from Equity Affiliates

Income from equity affiliates was $3.8 million in the six months ended June 30, 2022 and 2021. Higher sales volume in the current year was offset by higher input costs.

Net Income and Income per Share

Net income in the six months ended June 30, 2022 was $13.4 million, or $0.41 per diluted share, compared with $23.4 million, or $0.74 per diluted share, during the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our Revolving Facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant.

Cash Requirements

As of June 30, 2022, $45.3 million of the Company's $56.3 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided by Operating Activities

Net cash provided by operating activities was $18.0 million in the six months ended June 30, 2022 compared with $19.8 million in the prior-year period. The decrease is due to lower net income and unfavorable year-over-year movements in working capital related to the growth in receivables (higher sales) and inventories (higher cost inventories due to rising input costs), partially offset by cash received from the settlement of interest rate swaps.

Working Capital

As of June 30, 2022, the Company had net working capital of $412.8 million, including cash and cash equivalents of $56.3 million, compared with net working capital of $366.7 million, including cash and cash equivalents of $74.7 million as of December 31, 2021. These changes primarily reflect the timing of payments and collections, as well as increased raw material prices and timing of shipments.

In the six months ended June 30, 2022, net changes in operating working capital used cash of $63.0 million, up from $51.0 million in the prior year period. The increased outflows reflect higher receivables related to sales growth in both EP and AMS and higher costs of inventories on hand related to significantly higher input costs.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the six months ended June 30, 2022 was $18.0 million, compared to cash used of $649.0 million in the prior year. In the current year period, we had cash received from settlement of cross-currency swap contracts of $35.8 million, partially offset by capital spending, whereas in the prior year period, the cash used in investing activities was primarily due to the Scapa acquisition.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities during the six months ended June 30, 2022 was $51.5 million, compared to cash provided of $640.7 million in the prior year. During the six months ended June 30, 2022, cash used in financing activities primarily consisted of $47.6 million of payments on our long-term debt, $28.1 million in cash paid for dividends declared to the Company's stockholders, and $12.5 million of payments for debt issuance costs associated with the amendment of our Credit Agreement and the Bridge Facility, as discussed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements. The cash used was partially offset by $40.0 million of proceeds from borrowings under the revolving line of credit, the "Revolving Credit Facility".

In the prior-year period, financing activities primarily consisted of $703.7 million of proceeds from borrowings under the Revolving Credit Facility, partially offset by $27.6 million in cash paid for dividends declared to the Company's stockholders, $17.8 million of payments on our long-term debt, and $14.5 million of payments for debt issuance costs associated with the amendment of our Credit Agreement.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 9, 2022, we announced a cash dividend of $0.40 per share payable on September 23, 2022 to stockholders of record as of August 19, 2022. The covenants contained in our Indenture and Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

Debt Instruments (in millions)	Six Months Ended
	June 30, 2022	June 30, 2021
Proceeds from issuances of long-term debt	$40.0	$703.7
Payments on long-term debt	(47.6)	(17.8)
Net proceeds (payments) from borrowings	$(7.6)	$685.9

Net repayments from borrowings were $7.6 million during the six months ended June 30, 2022, compared to net proceeds of $685.9 million in the prior year.

On February 10, 2021 we amended our Credit Agreement to, among other things, add a new seven year Term Loan B facility, which provides for additional capacity of $350.0 million (the "Term Loan B Facility"). The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. Refer to Note 10. Debt of the notes to unaudited condensed consolidated financial statements for additional information about the Term Loan B Facility.

On May 6, 2022, we amended our Credit Agreement to replace the existing Term Loan A Facility with a new $193.0 million term loan facility, replace the Revolving Credit Facility with a new $600.0 million Revolving Facility, and add a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility"). Availability under the Revolving Facility was limited to $500.0 million until the Merger was consummated.

Unused borrowing capacity under the Credit Agreement was $106.0 million as of June 30, 2022. We also had availability under our bank overdraft facilities of $1.7 million as of June 30, 2022.

We had obtained financing commitments for a $648.0 million senior 364-day unsecured bridge facility and $500.0 million senior secured revolving credit facility in conjunction with the proposed Merger. On May 6, 2022, the Debt Commitment Letter was amended, reducing the Bridge Facility and senior secured revolving credit facility to $50.0 million and zero, respectively.

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our Revolving Facility. In addition, we terminated the Bridge Facility. Refer to Note 10. Debt for further information related to the Delayed Draw Term Loan Facility.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at June 30, 2022. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Credit Agreement.

Our total debt to capital ratios, as calculated under the Amended Credit Agreement, at June 30, 2022 and December 31, 2021 were 64.4% and 65.1%, respectively.

Following the close of the Merger on July 6, 2022, the Company had total debt of approximately $1.83 billion and total liquidity of $454.0 million, consisting of approximately $148.0 million of cash and $306.0 million of revolver availability. The Company's debt matures on a staggered basis between 2026 and 2028.

At the close of the acquisition on July 6, 2022, net leverage was 4.1x versus a current maximum covenant ratio of 5.5x. The Company expects net leverage to decrease steadily to 3.5x or below by the end of 2023. Net leverage is defined in the Company's Amended Credit Agreement, and includes EBITDA adjustments for certain expected cost synergies.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies and estimates since December 31, 2021.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "ACT") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, the expected benefits and accretion of the Neenah merger and Scapa acquisition and integration and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words. These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, the Risk Factors set forth in the section entitled "Risk Factors" at Part II - Item 1A hereof, as well as the following factors:

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
•Increases in operating costs due to inflation and continuing increases in the inflation rate or otherwise, such as labor expense, compensation and benefits costs;
•Changes in employment, wage and hour laws and regulations in the U.S., France and elsewhere, including the loi de Securisation de l'emploi in France, unionization rules and regulations by the National Labor Relations Board in the U.S., equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;
•The impact of tariffs, and the imposition of any future additional tariffs and other trade barriers, and the effects of retaliatory trade measures;
•Existing and future governmental regulation and the enforcement thereof, for example relating to the tobacco industry, taxation and the environment (including the impact thereof on our Chinese joint ventures);
•New reports as to the effect of smoking on human health or the environment, and/or the willingness of distributors and retailers to sell tobacco products based on health or other social concerns;
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
•International conflicts and disputes, such as the ongoing conflict between Russia and Ukraine, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;
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
•Risks associated with acquisitions, dispositions, strategic transactions and global asset realignment initiatives of Mativ;
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
•Difficulties and delays in integrating the business of the Company and Neenah;
•Failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all;
•Business disruptions from the Merger that will harm the Company's business, including current plans and operations;
•Potential adverse reactions or changes to business relationships resulting from the Merger, including as it relates to the Company's ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients;
•The substantial indebtedness Mativ has incurred and assumed in connection with the Merger and the need to generate sufficient cash flows to service and repay such debt;
•The possibility that Mativ may be unable to successfully integrate Neenah's operations with those of Mativ and achieve expected synergies and operating efficiencies within the expected time-frames or at all;
•Uncertainty as to the long-term value of the common stock of Mativ, including the dilution caused by Mativ’s issuance of additional shares of its common stock in connection with the Merger; and
•Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2022 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. Refer to Note 20. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in Part I, "Item 1A, "Risk Factors" of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following supplements the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our foreign sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international conflict, including Russia's invasion of Ukraine.

We conduct a portion of our sales and manufacturing outside the United States. Our foreign sales and operations are subject to a number of risks, including political and economic instability, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international conflicts such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine, may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials and energy we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and energy we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - March 31, 2022	94,847	$30.96	—	$—	$—
April 1 - 30, 2022	1,387	27.50	—	—	—
May 1 - 31, 2022	—	—	—	—	—
June 1 - 30, 2022	—	—	—	—	—
Total Year-to-Date 2022	96,234	$30.91	—	$—	$—

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
3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed on August 21, 1995), effective as of July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2022).
10.1	Letter of Agreement, dated April 25, 2022, between the Company and Cheryl Allegri (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2022).
10.2
Fifth Amendment, dated as of May 6, 2022, to the Credit Agreement, dated September 25, 2018 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021 and February 22, 2022), by and among the Company, SWM Luxembourg, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2022).

10.3
Amendment, dated as of May 6, 2022, to the Commitment Letter of JPMorgan Chase Bank, N.A., dated March 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 9, 2022).

10.4
Transition Services Agreement, by and between Jeffrey Kramer and the Company, dated as of July 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income, (ii) the condensed consolidated statements of comprehensive income, (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mativ Holdings, Inc.
(Registrant)

By:	/s/ Julie Schertell
Julie Schertell President and Chief Executive Officer (duly authorized officer and principal executive officer)

August 9, 2022

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 9, 2022

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