Form 10-Q
period 2022-09-30
Mativ Holdings, Inc.
filed 2022-11-09
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	September 30, 2022
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,943,231 shares of common stock outstanding as of October 31, 2022.

MATIV HOLDINGS, INC.

EXPLANATORY NOTE

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ").

The financial statements and information set forth herein is as of and for the period ended September 30, 2022 and represent the merged company operations of SWM and Neenah and their respective subsidiaries on a consolidated basis effective as of July 6, 2022 as a result of the Merger. Because SWM was deemed the accounting acquirer under accounting principles generally accepted in the United States, the historical financial statements of SWM are presented as the historical financial statements of the consolidated company prior to the Merger. Accordingly, references to "Mativ," "the Company," "we," or "our" means SWM and its subsidiaries when referring to periods prior to the Merger, and means Mativ Holdings, Inc. when referring to the period after the Merger.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$674.1	$383.6	$1,507.3	$1,049.6
Cost of products sold	551.0	298.4	1,192.0	795.5
Gross profit	123.1	85.2	315.3	254.1

Selling expense	22.3	13.2	51.6	34.2
Research and development expense	7.7	5.7	18.3	14.9
General expense	105.2	41.4	203.5	126.7
Total nonmanufacturing expenses	135.2	60.3	273.4	175.8

Restructuring and impairment expense	1.8	1.9	17.4	5.9
Operating profit/(loss)	(13.9)	23.0	24.5	72.4
Interest expense	23.8	15.3	58.7	31.3
Other income, net	2.4	3.7	15.2	0.8
Income/(loss) before income taxes and income from equity affiliates	(35.3)	11.4	(19.0)	41.9
Income tax expense/(benefit)	(11.5)	1.5	(4.8)	12.4
Income from equity affiliates, net of income taxes	1.3	2.3	5.1	6.1
Net income/(loss)	$(22.5)	$12.2	$(9.1)	$35.6

Net income/(loss) per share:
Basic	$(0.43)	$0.38	$(0.25)	$1.13
Diluted	$(0.43)	$0.38	$(0.25)	$1.12

Weighted average shares outstanding:
Basic	52,593,900	31,046,100	38,415,900	31,022,100
Diluted	52,593,900	31,401,000	38,415,900	31,381,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income/(loss)	$(22.5)	$12.2	$(9.1)	$35.6
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(84.1)	(20.2)	(95.2)	(20.7)
Unrealized gain on derivative instruments	19.9	1.3	50.0	3.3
Less: Reclassification adjustment for gain on derivative instruments included in net income	3.0	0.4	4.6	2.0
Amortization of postretirement benefit plans' costs included in net periodic cost	(0.2)	0.9	1.7	3.4
Other comprehensive income/(loss)	(61.4)	(17.6)	(38.9)	(12.0)
Comprehensive income/(loss)	$(83.9)	$(5.4)	$(48.0)	$23.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$82.3	$74.7
Accounts receivable, net	454.3	238.0
Inventories	485.4	259.5
Income taxes receivable	15.5	10.0
Assets held for sale	10.5	—
Other current assets	16.0	12.4
Total current assets	1,064.0	594.6
Property, plant and equipment, net	843.4	463.9
Deferred income tax benefits	30.7	33.9
Investment in equity affiliates	64.7	64.6
Goodwill	849.0	648.3
Intangible assets	661.2	513.9
Other assets	199.7	101.1
Total assets	$3,712.7	$2,420.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt	$1.8	$3.2
Accounts payable	238.7	116.0
Income taxes payable	12.2	2.6
Accrued expenses and other current liabilities	186.6	109.3
Total current liabilities	439.3	231.1
Long-term debt	1,826.7	1,267.1
Long-term income tax payable	13.9	16.6
Pension and other postretirement benefits	94.5	39.0
Deferred income tax liabilities	140.5	95.1
Other liabilities	64.9	89.2
Total liabilities	2,579.8	1,738.1
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,951,290 and 31,449,563 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5.5	3.1
Additional paid-in-capital	654.5	101.7
Retained earnings	630.8	696.4
Accumulated other comprehensive loss, net of tax	(157.9)	(119.0)
Total stockholders’ equity	1,132.9	682.2
Total liabilities and stockholders’ equity	$3,712.7	$2,420.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, June 30, 2021	31,426,129	$3.1	$97.3	$658.9	$(106.3)	$653.0
Net income	—	—	—	12.2	—	12.2
Other comprehensive loss, net of tax	—	—	—	—	(17.6)	(17.6)
Dividends declared ($0.44 per share)	—	—	—	(13.9)	—	(13.9)
Restricted stock issuances, net	32,549	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.7	—	—	1.7
Stock issued to directors as compensation	588	—	0.3	—	—	0.3
Purchases and retirement of common stock	(2,282)	—	—	—	—	—
Balance, September 30, 2021	31,456,984	$3.1	$99.3	$657.2	$(123.9)	$635.7

Balance, June 30, 2022	31,922,911	$3.1	$109.2	$678.7	$(96.5)	$694.5
Net loss	—	—	—	(22.5)	—	(22.5)
Other comprehensive loss, net of tax	—	—	—	—	(61.4)	(61.4)
Dividends declared ($0.40 per share)	—	—	—	(22.0)	—	(22.0)
Restricted stock issuances, net	368,123	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	9.5	—	—	9.5
Stock issued to directors as compensation	4,122	—	0.3	—	—	0.3
Purchases and retirement of common stock	(158,428)	—	—	(3.4)	—	(3.4)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, September 30, 2022	54,951,290	$5.5	$654.5	$630.8	$(157.9)	$1,132.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	35.6	—	35.6
Other comprehensive loss, net of tax	—	—	—	—	(12.0)	(12.0)
Dividends declared ($1.32 per share)	—	—	—	(41.5)	—	(41.5)
Restricted stock issuances, net	200,645	—	—	—	—	—
Stock-based employee compensation expense	—	—	6.3	—	—	6.3
Stock issued to directors as compensation	1,662	—	0.8	—	—	0.8
Purchases and retirement of common stock	(70,068)	—	—	(3.1)	—	(3.1)
Balance, September 30, 2021	31,456,984	$3.1	$99.3	$657.2	$(123.9)	$635.7

Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net loss	—	—	—	(9.1)	—	(9.1)
Other comprehensive loss, net of tax	—	—	—	—	(38.9)	(38.9)
Dividends declared ($1.28 per share)	—	—	—	(50.1)	—	(50.1)
Restricted stock issuances, net	875,149	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	16.5	—	—	16.5
Stock issued to directors as compensation	66,678	—	0.8	—	—	0.8
Purchases and retirement of common stock	(254,662)	—	—	(6.4)	—	(6.4)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, September 30, 2022	54,951,290	$5.5	$654.5	$630.8	$(157.9)	$1,132.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating
Net income/(loss)	$(9.1)	$35.6
Non-cash items included in net income:
Depreciation and amortization	92.3	70.3
Impairments	13.7	—
Deferred income tax	(8.7)	2.4
Pension and other postretirement benefits	(4.7)	(0.2)
Stock-based compensation	16.5	6.3
Income from equity affiliates	(5.1)	(6.1)
Brazil tax assessment and settlements, net	—	(6.1)
Gain on sale of assets	(2.9)	—
Cash dividends received from equity affiliates	1.1	0.8
Gain on foreign currency transactions	(19.8)	(3.9)
Other items	1.2	(0.5)
Cash received from settlement of interest swap agreements	23.6	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	(36.3)	(30.4)
Inventories	(56.1)	(29.6)
Prepaid expenses	1.0	(2.4)
Accounts payable and other current liabilities	27.6	(0.9)
Accrued income taxes	(17.1)	(7.8)
Net changes in operating working capital	(80.9)	(71.1)
Net cash provided by operations	17.2	27.5
Investing
Capital spending	(36.5)	(23.8)
Capitalized software costs	(2.1)	(1.9)
Acquisitions, net of cash acquired	(462.5)	(630.6)
Cash received from settlement of cross-currency swap contracts	35.8	—
Other investing	3.7	(2.0)
Net cash used in investing	(461.6)	(658.3)
Financing
Cash dividends paid	(50.1)	(41.5)
Proceeds from issuances of long-term debt	720.4	729.7
Payments on long-term debt	(180.6)	(19.5)
Payments on financing lease obligations	(0.4)	—
Purchases of common stock	(6.4)	(3.1)
Payments for debt issuance costs	(22.6)	(14.6)
Net cash provided by financing	460.3	651.0
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(1.3)
Increase in cash and cash equivalents	7.6	18.9
Cash and cash equivalents at beginning of period	74.7	54.7
Cash and cash equivalents at end of period	$82.3	$73.6

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$48.0	$27.5
Cash paid for taxes, net	$16.8	$17.7
Capital spending in accounts payable and accrued liabilities	$8.7	$4.7
Merger non-cash consideration	$537.9	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. General

Nature of Business

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our", or the "Company"). Mativ is a global leader in specialty materials headquartered in Alpharetta, Georgia, United States of America. The Company offers a wide range of critical components and engineered solutions to solve customers' most complex challenges, targeting premium applications across diversified and growing end-markets. Combined with global manufacturing, supply chain, innovation, and material science capabilities, our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of customers' products across multiple stages of the value chain. Effective with the Merger, the Company changed the name of its two reporting segments to: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). There was no change to the historical reporting segments or historical results for the segments. Refer to Note 16. Segment Information for additional information on our segments.

We conduct business in over 100 countries and operate 48 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Brazil, Canada, Spain, Italy, Mexico, Netherlands, Malaysia, and Luxembourg.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the unaudited Condensed Consolidated Statements of Income/(Loss) as Income from equity affiliates, net of income taxes. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, useful lives of tangible and intangible assets, business acquisitions, equity-based compensation, derivatives, sales returns and rebates, receivables valuation, pension, postretirement and other benefits, restructuring and impairment, taxes and contingencies.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales attributed by geographic location based on the location of the Company’s direct customers were as follows (in millions):

	Three Months Ended
	September 30, 2022			September 30, 2021
	ATM	FBS	Total	ATM	FBS	Total
United States	$219.1	$138.1	$357.2	$152.3	$40.8	$193.1
Europe and the former Commonwealth of Independent States	121.1	49.2	170.3	60.9	42.3	103.2
Asia/Pacific (including China)	50.5	31.4	81.9	32.3	16.0	48.3
Americas (excluding U.S.)	22.3	23.4	45.7	8.1	11.8	19.9
Other foreign countries	13.1	5.9	19.0	6.5	12.6	19.1
Net sales (1)	$426.1	$248.0	$674.1	$260.1	$123.5	$383.6
(1) Net sales include net hedging gains and losses for the three months ended September 30, 2021.

	Nine Months Ended
	September 30, 2022			September 30, 2021
	ATM	FBS	Total	ATM	FBS	Total
United States	$545.7	$213.8	$759.5	$412.1	$116.6	$528.7
Europe and the former Commonwealth of Independent States	250.6	151.2	401.8	134.5	139.8	274.3
Asia/Pacific (including China)	124.5	82.5	207.0	93.2	61.7	154.9
Americas (excluding U.S.)	40.0	53.0	93.0	21.6	34.0	55.6
Other foreign countries	26.3	19.7	46.0	13.7	22.4	36.1
Net sales (1)	$987.1	$520.2	$1,507.3	$675.1	$374.5	$1,049.6
    (1) Net sales include net hedging gains and losses for the nine months ended September 30, 2021.

The ATM segment supplies customers serving generally high-growth end-markets as follows:

Industrials – substrates for tape, industrial, construction, infrastructure, performance labels, cable wrapping, abrasives, and other specialty applications.

Protective Solutions – paint protection films for transportation in aftermarket channel, interlayer lamination for ballistic resistant and security glass, high-performance graphics substrates, and emerging smart glass applications.

Filtration – advanced media for transportation applications (such as air intake, cabin air, fuel oil), reverse osmosis water filtration, industrial process air and liquid applications, air purification, and HVAC and life science/personal protective equipment.

Healthcare – advanced woundcare, consumer wellness, device fixation, and finger bandages.

Release Liners – substrates critical to adhesive separation for applications in the personal care, label, tape, industrial, graphic arts, composites, and medical categories.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales as a percentage by end market for the ATM business were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Industrials	34%	37%	35%	33%
Protective Solutions	17%	25%	23%	31%
Filtration	25%	16%	20%	19%
Healthcare	14%	22%	17%	17%
Release Liners	10%	—%	5%	—%
Net sales	100%	100%	100%	100%

The FBS segment supplies customers serving generally both growing and mature end-markets as follows:

Packaging & Specialty Papers – sustainable premium packaging solutions, imaging and communication, home & office, consumer goods, and other applications.

Engineered Papers – combustibles and reduce risk products, primarily for the tobacco industry, alternative fibers lightweight papers, and emerging alternative solutions.

Net sales as a percentage by end market for the FBS business were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Packaging & Specialty Papers	52%	—%	25%	—%
Engineered Papers	48%	100%	75%	100%
Net sales	100%	100%	100%	100%

Receivable Sales Programs

The Company has entered into uncommitted trade account receivable sales programs under which certain customer invoices are sold, without recourse, to a third-party financial institution in exchange for cash. The Company does not retain any interest in or continuing involvement with the invoices after they are sold. The invoices are sold at face value, less a transaction fee, and are treated as a sale and accounted for as a reduction in trade account receivables. The transaction fees were not material for the three and nine months ended September 30, 2022 and 2021.

Trade accounts receivable sold to financial institutions during the nine months ended September 30, 2022 were $38.1 million. Cash proceeds received from the financial institutions under the programs during the nine months ended September 30, 2022 were $37.9 million. There were no material trade accounts receivable sales for the nine months ended September 30, 2021.

Note 3. Other Comprehensive Income/(Loss)

Comprehensive income includes Net income/(loss), as well as certain items charged and credited directly to stockholders' equity, which are excluded from Net income/(loss). The Company has presented Comprehensive income/(loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive loss, net of tax are presented in Net sales; Other income, net; or Interest expense in the unaudited Condensed Consolidated Statements of Income/(Loss). Refer to Note 11. Derivatives for additional information. Amortization of accumulated pension and other postretirement benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 13. Postretirement and Other Benefits.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	September 30, 2022	December 31, 2021
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $7.1 million and $8.9 million at September 30, 2022 and December 31, 2021, respectively	$(12.7)	$(14.4)
Accumulated unrealized gain/(loss) on derivative instruments, net of income tax benefit (expense) of $(8.3) million and $2.1 million at September 30, 2022 and December 31, 2021, respectively	52.7	(1.9)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $7.7 million and $9.5 million at September 30, 2022 and December 31, 2021, respectively	(197.9)	(102.7)
Accumulated other comprehensive loss, net of tax	$(157.9)	$(119.0)

Changes in the components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended
	September 30, 2022			September 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$0.7	$(0.9)	$(0.2)	$1.1	$(0.2)	$0.9
Derivative instrument adjustments	30.1	(7.2)	22.9	2.3	(0.6)	1.7
Unrealized foreign currency adjustments	(65.8)	(18.3)	(84.1)	(20.1)	(0.1)	(20.2)
Total	$(35.0)	$(26.4)	$(61.4)	$(16.7)	$(0.9)	$(17.6)

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$3.5	$(1.8)	$1.7	$3.4	$—	$3.4
Derivative instrument adjustments	65.0	(10.4)	54.6	6.1	(0.8)	5.3
Unrealized foreign currency translation adjustments	(93.4)	(1.8)	(95.2)	(17.3)	(3.4)	(20.7)
Total	$(24.9)	$(14.0)	$(38.9)	$(7.8)	$(4.2)	$(12.0)

Note 4. Business Acquisitions

Neenah

On March 28, 2022, the Company entered into an Agreement and Plan of Merger to combine with Neenah, Inc. ("Neenah"), a specialty materials company incorporated in Delaware, in an all-stock merger of equals (the "Merger Agreement"), to create a global leader in specialty materials, accelerate growth and innovation, as well as achieve cost synergies. The Merger was approved by the shareholders of both the Company and Neenah on June 29, 2022 and was consummated on July 6, 2022. Under the terms of the Merger Agreement, which was unanimously approved by the board of directors of both companies, Neenah merged into a directly owned subsidiary of the Company, with Neenah surviving the Merger as a direct, wholly-owned subsidiary of Mativ.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the Merger Agreement, each share of Neenah's common stock outstanding was exchanged for 1.358 shares of common stock in the Company. As such, the Company issued approximately 22.8 million shares of its common stock to Neenah's shareholders under the terms of the Merger Agreement. Based on the Company's closing stock price on July 5, 2022, the total value of shares issued to Neenah's shareholders was approximately $534.1 million. The total consideration transferred to merge with Neenah was $1,056.3 million, which included the equity portion consideration of $534.1 million, repayment of Neenah debt of $504.9 million, repayment of acquisition costs incurred by Neenah of $13.5 million and the fair value of unvested stock awards allocated to the pre-merger period of $3.8 million.

The Company used the proceeds of the borrowings under the amended Credit Agreement, as defined and discussed in Note 10. Debt, to repay existing indebtedness of Neenah and to pay other costs and expenses in connection with the Merger.

The transaction was accounted for as a business combination with the Company being treated as the accounting acquirer in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under this method of accounting, the total consideration has been allocated to Neenah's assets acquired and liabilities assumed based upon fair values at the Merger date. The assets acquired and liabilities assumed were measured at fair value as of the Merger date primarily using Level 3 inputs. The excess of the total consideration over the net assets acquired was recorded as goodwill and has been allocated to the ATM segment. The goodwill recorded is not expected to be deductible for tax purposes as it is primarily attributable to expected revenue synergies. The initial purchase price allocation below is preliminary and may be revised during the remainder of the measurement period, not to exceed one year, as new information is received and analyzed. Any potential adjustments could be material in relation to the preliminary values below.

The estimated fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

Preliminary Fair Value
Cash and cash equivalents	$55.9
Accounts receivable	206.6
Inventory	191.8
Assets held for sale	10.7
Other current assets	16.8
Property, plant and equipment	453.6
Identifiable intangible assets	219.0
Other non-current assets	41.8
Total assets	$1,196.2

Current debt	$1.9
Accounts payable and other current liabilities	207.9
Long-term debt	22.8
Deferred income tax liabilities	67.7
Other non-current liabilities	82.0
Net assets acquired	$813.9
Goodwill	242.4
Total consideration	$1,056.3

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is immaterial.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired inventory was comprised of finished goods, work in progress and raw materials. The fair value of finished goods was based on net realizable value adjusted for the costs of selling and manufacturing and a reasonable profit margin on selling effort and manufacturing costs. The fair value of work in progress was based on net realizable value adjusted for the costs of selling and a reasonable profit margin on selling effort. The fair value of raw materials was determined to approximate book value.

Property, plant and equipment is comprised of buildings and leasehold improvements, machinery and equipment, furniture and fixtures, computer equipment and construction in progress. The preliminary estimated fair value was primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

Acquired intangible assets include customer relationships, tradenames and developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table sets forth the components of identifiable intangible assets (in millions) and their estimated useful lives (in years):

	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$182.0	14.3
Tradenames and other	14.7	20
Developed technology	22.3	7
Total amortizable intangible assets	$219.0

The preliminary estimate of deferred tax effects resulting from the Merger include the expected federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and nine months ended September 30, 2022, the Company recognized direct and indirect costs related to the Merger of $32.7 million and $46.3 million, respectively, predominantly related to severance and termination costs resulting from the change in control, legal and other professional fees. Direct and indirect merger-related costs were expensed as incurred and are primarily included in the General expense in the unaudited Condensed Consolidated Statements of Income/(Loss).

Net sales and Net loss from Neenah included in the Company's unaudited Condensed Consolidated Statements of Income/(Loss) from the Merger date are as follows (in millions):

July 6, 2022 - September 30, 2022
Net sales	$289.8
Net loss	$(5.8)

Pro Forma Financial Information

The supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Merger had occurred on January 1, 2021. The supplemental pro forma financial information includes the following adjustments related to the Merger: amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the Merger, acquisition and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Merger occurred as of January 1, 2021 (in millions):

	Three Months Ended
	September 30, 2022	September 30, 2021
Net sales	$683.7	$651.4
Net income	$27.2	$7.4

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net sales	$2,108.4	$1,813.8
Net income (loss)	$56.5	$(62.9)

In 2022, the Company incurred $62.8 million of direct and indirect acquisition and integration costs. These expenses are included in General expense on the unaudited Condensed Consolidated Statements of Income/(Loss) and are reflected in pro forma net income for the three and nine months ended September 30, 2021.

Scapa

On April 15, 2021, we completed the previously announced acquisition of Scapa Group plc (“Scapa”), a UK-based innovation, design, and manufacturing solutions provider for healthcare and industrial markets for aggregate cash consideration of $630.6 million, net of $22.7 million of Cash and cash equivalents acquired and including $568.9 million for the purchase of all Scapa ordinary shares, $75.9 million for the repayment of Scapa debt and $8.5 million for the repayment of acquisition costs incurred by Scapa. The acquisition adds to our portfolio of precision engineered performance materials, expands our innovation, design, and formulation capabilities, and brings a variety of new coating and converting technologies to the Company. Scapa is part of the ATM segment and operates globally with manufacturing and sales operations in the Americas, Asia and Europe.

The purchase price was funded with borrowings under the amended Credit Agreement, as defined and discussed in Note 10. Debt.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill is assigned to the ATM reporting segment and is primarily attributable to expected revenue synergies. It is not expected to be deductible for tax purposes. The estimated purchase price allocation disclosed as of June 30, 2021 was revised during the measurement period as new information was received and analyzed resulting in a decrease in Deferred tax liabilities of $12.3 million, an increase in Property, plant and equipment of $7.7 million, an increase in Other non-current liabilities, primarily due to changes in certain tax positions of $7.0 million, a $3.0 million decrease in Other non-current assets, and other insignificant changes, as presented in the table below.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The consideration paid for Scapa, and the fair values of the assets acquired and liabilities assumed as of the April 15, 2021 acquisition date were as follows (in millions):

	Final Fair Value	Adjustments	Preliminary Fair Value
Cash and cash equivalents	$22.7	$—	$22.7
Accounts receivable	67.7	—	67.7
Inventory	60.0	(0.9)	60.9
Other current assets	9.7	(0.1)	9.8
Property, plant and equipment	159.8	7.7	152.1
Identifiable intangible assets	246.2	—	246.2
Other non-current assets	23.3	(3.0)	26.3
Total assets	$589.4	$3.7	$585.7

Current debt	$15.0	$—	$15.0
Accounts payable and other current liabilities	83.9	(2.0)	85.9
Deferred income tax liabilities	49.2	(12.3)	61.5
Other non-current liabilities	40.1	7.0	33.1
Net assets acquired	$401.2	$11.0	$390.2
Goodwill	252.1	(11.0)	263.1
Total consideration	$653.3	$—	$653.3

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and nine months ended September 30, 2022, the Company did not incur any direct and indirect acquisition-related costs for the Scapa acquisition. During the three and nine months ended September 30, 2021, the Company recognized zero and $8.7 million of direct and indirect acquisition-related costs, respectively. Direct and indirect acquisition-related costs were expensed as incurred and are included in General expense in the unaudited Condensed Consolidated Statements of Income/(Loss).

Pro Forma Financial Information

The supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Scapa acquisition had occurred on January 1, 2020. The supplemental pro forma financial information includes the following adjustments related to the Scapa acquisition: amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the transaction, acquisition and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred.

The supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa acquisition occurred as of January 1, 2020 (in millions):

Nine Months Ended
September 30, 2021
Net sales	$1,180.2
Net income	$47.9

Note 5. Net Income/(Loss) Per Share

The Company uses the two-class method to calculate earnings/(loss) per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates earnings/(loss) per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net income per common share is computed based on Net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term stock-based incentive compensation and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash. Diluted loss per share excludes the weighted average potential common shares as their inclusion would be anti-dilutive.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income/(loss) per share (in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator (basic and diluted):
Net income/(loss)	$(22.5)	$12.2	$(9.1)	$35.6
Less: Dividends paid to participating securities	(0.2)	(0.2)	(0.7)	(0.5)
Undistributed and distributed earnings/(loss) available to common stockholders	$(22.7)	$12.0	$(9.8)	$35.1

Denominator:
Average number of common shares outstanding	52,593.9	31,046.1	38,415.9	31,022.1
Effect of dilutive stock-based compensation	—	354.9	—	359.5
Average number of common and potential common shares outstanding	52,593.9	31,401.0	38,415.9	31,381.6

Note 6. Inventories

Inventories are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. These reviews require the Company to assess customer and market demand. The Company estimates write-offs for inventory obsolescence and shrinkage.

The following table details inventories by major class (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$183.6	$113.4
Work in process	80.5	41.9
Finished goods	193.7	95.7
Supplies and other	27.6	8.5
Total inventories	$485.4	$259.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The allocation between segments of the goodwill recorded related to the Merger has not been completed as of September 30, 2022. The changes in the carrying amount of goodwill by reporting segment were as follows (in millions):

	ATM	FBS	Total
Balance at December 31, 2021	$643.4	$4.9	$648.3
Goodwill acquired during the period(1)	243.8	—	243.8
Foreign currency translation and other(2)	(42.4)	(0.7)	(43.1)
Balance at September 30, 2022	$844.8	$4.2	$849.0
(1) $242.4 million related to the Merger and $1.4 million related to measurement period adjustments for the Scapa acquisition.
(2) During the first quarter of 2022, goodwill with a carrying amount of $2.1 million was allocated to the disposal group classified as held for sale and subsequently impaired. Goodwill was allocated to the disposal group on the basis of relative fair value, primarily utilizing Level 3 inputs which included forecasted future cash flows. We considered the planned divestiture of this business as a potential indicator that the fair value of the ATM reporting unit may be below its carrying amount and performed a qualitative impairment assessment in the first quarter of 2022. As a result of this assessment, we concluded the fair value of the reporting unit was in excess of its carrying value and therefore no additional impairment was identified or recognized.

Note 8. Intangible Assets

At September 30, 2022, the Company had $615.0 million of intangible assets in its ATM segment and $46.2 million in its FBS segment. The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$692.9	$142.9	$550.0
Developed technology	70.1	24.2	45.9
Trade names	31.8	3.7	28.1
Acquired technology	21.5	0.7	20.8
Non-compete agreements	2.9	2.7	0.2
Patents	1.9	0.7	1.2
Total	$821.1	$174.9	$646.2

Unamortized Intangible Assets
Trade names(1)	$15.0	$—	$15.0
(1) During the first quarter of 2022, indefinite-lived trade names and developed technology with net carrying amounts of $4.2 million and $0.5 million were allocated to the disposal group classified as held for sale and subsequently impaired.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

Amortization expense of intangible assets was $14.8 million and $11.2 million for the three months ended September 30, 2022 and 2021, respectively, and $37.0 million and $28.4 million for the nine months ended September 30, 2022 and 2021, respectively. Finite-lived intangibles in the ATM segment are expensed using the straight-line amortization method. The estimated average aggregate amortization expense is $60.2 million in each of the next five years.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $1.8 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and $17.4 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively.

In the FBS segment, there were $0.1 million of restructuring and impairment expenses for the three months ended September 30, 2022 and $1.9 million of restructuring and impairment expenses for the three months ended September 30, 2021. Restructuring and impairment expenses for the three months ended September 30, 2021 included $0.7 million related to severance and other accruals for the Winkler, Manitoba facility, $0.7 million related to severance accruals at other manufacturing facilities as part of the ongoing optimization project and $0.5 million related to the Spotswood site closure. In addition, $0.5 million related to the write-down of certain inventories to net realizable value and the acceleration of depreciation of machinery and equipment due to the change in the estimated lives of these assets at the Winkler, Manitoba facility was included in Cost of products sold.

Restructuring and impairment expenses in the FBS segment were $1.7 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively. Restructuring and impairment expenses for the nine months ended September 30, 2022 included $1.5 million primarily related to pension benefits for the Winkler, Manitoba facility. Restructuring and impairment expenses for the nine months ended September 30, 2021 included $2.9 million related to the Spotswood site closure, $2.3 million related to severance accruals at other manufacturing facilities as part of the ongoing cost optimization project and $0.7 million related to pension benefits for the Winkler, Manitoba facility. In addition, $0.5 million related to the write-down of certain inventories to net realizable value and the acceleration of depreciation of machinery and equipment due to the change in the estimated lives of these assets at the Winkler, Manitoba facility was included in Cost of products sold.

During the remainder of 2022, the Company expects to record an insignificant amount of additional restructuring costs in the FBS segment related to the closing of the Winkler, Manitoba facility.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the ATM segment, restructuring and impairment expenses were $0.9 million and $14.9 million for the three and nine months ended September 30, 2022, respectively. Restructuring and impairment expenses for the three months ended September 30, 2022 included $0.7 million related to the closure of the Appleton, Wisconsin facility, a facility acquired through the Merger. The closure of this facility was substantially completed in September 2021 and its divestiture was planned prior to the Merger. The assets held for sale consist primarily of property, plant and equipment, which are measured at fair value as part of the purchase price allocation. Refer to Note 4. Business Acquisitions for the purchase price allocation. In addition, there was $0.2 million related to severance accruals resulting from the divestiture during the three months ended September 30, 2022 of a portion of the legacy SWM segment serving the industrials end-market.

Restructuring and impairment expenses in the ATM segment for the nine months ended September 30, 2022 was primarily due to $12.9 million of impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end-market. These assets were sold during the quarter for net proceeds of $4.6 million and a loss of $0.4 million. In addition, there was $1.1 million for the termination of a contract with an existing customer related to exclusivity in product manufacturing and $0.7 million related to the closure of the Appleton, Wisconsin facility. There were no restructuring and impairment expenses for the three and nine months ended September 30, 2021.

During the remainder of 2022, the Company expects to record additional restructuring related costs in the ATM segment of approximately $0.5 million related to the closing of the Appleton, Wisconsin facility.

Restructuring and impairment costs related to the Merger are included in corporate expenses as other unallocated items as these costs are not included in management's evaluation of the segments' performance. Unallocated restructuring expenses for the three and nine months ended September 30, 2022 included $0.8 million related to the modification of leases resulting from the Merger. There were no unallocated restructuring expenses for the three and nine months ended September 30, 2021.

The following table summarizes total restructuring and impairment expense (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Restructuring and impairment expense:
Severance	$0.3	$1.2	$1.6	$2.8
Other	0.7	0.7	2.1	3.1
Asset impairment	0.8	—	13.7	—
Total restructuring and impairment expense	$1.8	$1.9	$17.4	$5.9

Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$—	$0.1	$—	$0.1
Spare parts and inventory write-downs to estimated net realizable value	$—	$0.4	$—	$0.4
Other restructuring related charges - Cost of products sold	—	0.5	—	0.5

Total restructuring costs and related charges	$1.8	$2.4	$17.4	$6.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes changes in restructuring liabilities (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance at beginning of period	$6.2	$7.4
Accruals for announced programs	0.4	2.8
Accruals assumed from Merger(1)	2.3	—
Cash payments	(2.6)	(4.8)
Foreign exchange impact	(0.4)	(0.1)
Balance at end of period	$5.9	$5.3
(1) Accrued liabilities primarily for severance related to an optimization program at the Coldenhove, Netherlands facility and the closure of the Appleton, Wisconsin facility, both of which were acquired through the Merger.

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Note 10. Debt

The components of total debt are summarized in the following table (in millions):

	September 30, 2022	December 31, 2021
Revolving facility - U.S. dollar borrowings	$288.0	$393.0
Term loan A facility	192.5	193.5
Term loan B facility	345.6	348.2
Delayed draw term loan	650.0	—
6.875% senior unsecured notes due October 1, 2026, net of discount of $6.0 million and $5.2 million at September 30, 2022 and December 31, 2021, respectively(1)	352.4	344.8
French employee profit sharing	3.4	4.1
Finance lease obligations	17.8	2.8
German loan agreement	9.7	—
Debt issuance costs and discounts	(30.9)	(16.1)
Total debt	1,828.5	1,270.3
Less: Current debt	(1.8)	(3.2)
Total long-term debt	$1,826.7	$1,267.1
(1) Amount includes a $6.8 million increase in fair value due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 11. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our Revolving Facility. The Delayed Draw Term Loan Facility matures on May 6, 2027.

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

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease quarterly returning to 4.50x effective as of the end of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the Credit Agreement at September 30, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt Commitment Letter

Prior to the merger, we had obtained financing commitments for (i) a $648.0 million senior 364-day unsecured bridge facility (the “Bridge Facility”) and (ii) a $500.0 million senior secured revolving credit facility pursuant to a commitment letter (the “Debt Commitment Letter”) dated as of March 28, 2022. On May 6, 2022, in conjunction with the amendment of our Credit Agreement, the Debt Commitment Letter was amended, reducing the commitments under the Bridge Facility and senior secured revolving credit facility to $50.0 million and zero, respectively. Upon consummation of the Merger, we terminated our Bridge Facility.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2022.

Other

On May 30, 2022, Neenah entered into a project financing agreement for the construction of a melt blown machine (the "German Loan Agreement"). This debt was assumed by the Company upon consummation of the Merger. The German Loan Agreement provided €10.0 million ($10.7 million as of May 30, 2022) of construction financing which is secured by the melt blown machine. The loan matures in March 2027 and principal is repaid in equal quarterly installments beginning in June 2023. The interest rate on amounts outstanding is 1.75% and is payable quarterly.

As of September 30, 2022, the average interest rate was 5.77% on outstanding Revolving Facility borrowings, 5.88% on outstanding Term Loan A Credit Facility borrowings, 6.88% on outstanding Term Loan B Facility borrowings, and 5.63% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 4.90% and 4.12% for the nine months ended September 30, 2022 and 2021, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2022, and December 31, 2021, the Company's total deferred debt issuance costs and discounts, net of accumulated amortization, were $30.9 million and $16.1 million, respectively.

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of September 30, 2022 (in millions):

2022	$9.8
2023	39.3
2024	39.2
2025	39.6
2026	391.8
Thereafter	1,337.2
Total	$1,856.9

Fair Value of Debt

At September 30, 2022 and December 31, 2021, the fair market value of the Company's 6.875% senior unsecured notes was $312.4 million and $365.8 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2022 and December 31, 2021 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated.

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

During June 2022, the Company entered into a fixed to float interest rate swap with a notional amount of $173.4 million, maturing on October 1, 2026. The swap was designated as a fair value hedge for a portion of our 6.875% senior unsecured notes due in 2026. The contract involves the periodic exchange of fixed interest rate payments for variable payments.

During September 2022, the Company entered into pay-fixed, receive-variable interest rate swaps, maturing on May 6, 2027 and April 20, 2028. The swaps have a combined notional value of $650.0 million which declines over the terms of the underlying contracts. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective locations on the unaudited Condensed Consolidated Balance Sheets at September 30, 2022 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$4.9	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	35.9	Other liabilities	—
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.2	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	40.2	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	6.8
Total derivatives designated as hedges		$88.0		$0.2

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.7	Accrued expenses and other current liabilities	6.2
Total derivatives not designated as hedges		$0.7		$6.2
Total derivatives		$88.7		$6.4

The following table presents the fair value of asset and liability derivatives and the respective locations on the Condensed Consolidated Balance Sheets at December 31, 2021 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$1.6	Accrued expenses and other current liabilities	$—
Foreign exchange contracts - net investment hedge	Other assets	—	Other liabilities	9.8
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.2	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	3.3	Other liabilities	2.1
Total derivatives designated as hedges		$5.1		$11.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.2	Accounts payable	0.6
Total derivatives not designated as hedges		$0.2		$0.6
Total derivatives		$5.3		$12.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of fixed-to-floating interest rate swaps designated as a fair value hedge of our Notes and the respective location on the unaudited Condensed Consolidated Balance Sheets at September 30, 2022 (in millions):

	Balance Sheet Location	Carrying Amount of Hedged Item	Cumulative Amount of Adjustment Included in Carrying Amount
Interest rate contracts - fair value hedge	Long-term debt	$352.4	$6.8
Refer to Note 10. Debt for further information on the Notes.

The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss, net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain/(Loss) Recognized in AOCI on Derivatives, Net of Tax				Location of Loss Reclassified from AOCI	Loss Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,		September 30,
	2022	2021	2022	2021		2022	2021	2022	2021
Derivatives designated as cash flow hedge
Foreign exchange contracts	$—	$(0.2)	$—	$(0.1)	Net sales	$—	$(0.3)	$—	$(1.3)
Foreign exchange contracts	0.1	(0.4)	0.3	(0.5)	Other income, net	—	(0.1)	(0.1)	(0.7)
Interest rate contracts	19.7	1.9	47.8	3.9	Interest expense	(3.0)	—	(4.5)	—
Derivatives designated as net investment hedge
Foreign exchange contracts	0.1	1.9	43.7	7.1
Total gain/(loss)	$19.9	$3.2	$91.8	$10.4		$(3.0)	$(0.4)	$(4.6)	$(2.0)
The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three and nine months ended September 30, 2022 and 2021, other than those related to the cross-currency swap, noted below.

The Company’s net investment hedges were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss, net of tax as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the three months ended September 30, 2022 and 2021, we recognized as income $2.1 million and $2.4 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing. For the nine months ended September 30, 2022 and 2021, we recognized as income $6.9 million and $4.5 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the effect that derivative instruments not designated as cash flow hedging instruments had on Net income/(loss) (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income/(Loss)
		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign exchange contracts	Other income, net	$0.3	$(0.3)	$(0.2)	$(0.6)

12. Commitments and Contingencies

Litigation

Brazil

SWM-Brazil ("SWM-B") received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively the "Electricity Assessments"). The first through fourth assessments were received in February 2008, June 2011, October 2013, and August 2018, respectively.

SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($10.7 million based on the foreign currency exchange rate at September 30, 2022), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised fourth Electricity Assessments for a combined amount of $8.8 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such, no loss has been accrued in our unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December of 2000, SWM-B received two assessments from the tax authorities of the State for unpaid ICMS taxes on certain raw materials from January 1995 through October 1998 and from November 1998 through November 2000 (collectively, the "Raw Materials Assessments"). The Raw Materials Assessments concerned the accrual and use by SWM-B of ICMS tax credits generated from the production and sale of certain non-combustible related grades of paper sold domestically. An adverse judgement was received during 2019 and a provision of $8.6 million (based on the foreign currency exchange rate at March 31, 2021) was recorded in Other Liabilities. On April 9, 2021, SWM-B resolved the Raw Materials Assessment by paying $2.6 million (based on the foreign currency exchange rate at March 31, 2021) under a tax amnesty program which reduced the tax liability by approximately 70%. All litigation is now concluded on this matter which is fully resolved. As the result of the favorable settlement, we recognized a total benefit of $6.1 million in the first quarter of 2021, of which $4.6 million was in Interest expense and $1.6 million was in Other income, net.

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

The Company cannot determine the outcome of the patent infringement matters; as such, no loss has been accrued in our unaudited condensed consolidated financial statements.

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

Employees and Labor Relations

As of September 30, 2022, approximately 25% of our U.S. workforce and 6.5% of our Non-U.S. workforce are under collective bargaining agreements. Approximately 23% of all U.S. employees and 2% of our Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Note 13. Postretirement and Other Benefits

The Company sponsors pension benefits in the United States, France, United Kingdom, Germany, Italy, Netherlands, and Canada and OPEB benefits related to postretirement healthcare and life insurance in the United States, Germany, and Canada. The Company’s pension benefits in Italy and Canada and Canadian OPEB liability are not material and therefore are not included in the following disclosures.

In connection with the Merger, the Company assumed Neenah's pension and OPEB plans. In addition, Neenah has a supplemental employee retirement plan ("SERP"), which is a non-qualified defined benefit plan, and a supplemental retirement contribution plan ("SRCP"), which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the non-qualified SERP and SRCP plans to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified retirement benefit plans.

Pension and OPEB Benefits

The components of net pension benefit costs for the employees in the United States, France, United Kingdom Germany, and Netherlands were as follows (in millions):

	Three Months Ended September 30,
	U.S. Pension Plans		Non-U.S. Pension Plans
	2022	2021	2022	2021
Service cost	$0.5	$—	$0.7	$0.5
Interest cost	4.1	0.7	2.0	0.9
Expected return on plan assets	(5.0)	(1.0)	(1.9)	(1.0)
Amortizations and other	0.5	0.9	0.1	0.2
Net periodic benefit cost	$0.1	$0.6	$0.9	$0.6

	Nine Months Ended September 30,
	U.S. Pension Plans		Non-U.S. Pension Plans
	2022	2021	2022	2021
Service cost	$0.5	$—	$1.4	$1.2
Interest cost	5.7	2.1	3.2	1.8
Expected return on plan assets	(7.0)	(3.0)	(3.2)	(1.9)
Amortizations and other	1.3	2.7	0.4	0.7
Net periodic benefit cost	$0.5	$1.8	$1.8	$1.8

The components of net periodic benefit cost other than the service cost component are included in Other income, net in the unaudited Condensed Consolidated Statements of Income/(Loss).

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14. Equity-Based Compensation

Restricted Stock Plan Service Based Shares

The 2015 Long-Term Incentive Plan (“LTIP”) provided for any unvested service awards to immediately vest on occurrence of a qualifying Change in Control event (“CIC event”) upon which the awardee is either terminated by the Company or the employee voluntarily resigns from the Company for good reason as defined in the LTIP within 24 months of the CIC event (“CIC Qualifying Termination”). As the Merger was a qualifying CIC event, the unvested service awards of employees that met the criteria of CIC Qualifying Termination immediately vested on such CIC Qualifying Termination date. The total fair value of such accelerated service awards of $2.1 million was expensed during the three months ended September 30, 2022 when the awards fully vested upon the termination of the employees and is included in General expense in the unaudited Condensed Consolidated Statements of Income/(Loss).

Restricted Stock Plan Performance Based Shares

On the Merger date, the Company modified the 2022 and 2021 performance share awards issued under the LTIP to remove the performance and market conditions for continuing employees, effectively converting the awards to service-only modified awards that cliff vest upon the original date of lapse of restrictions defined in the LTIP. The fair value of the continuing employee awards of $0.6 million will be recognized on a straight-line basis over the remaining service period, less any cost previously recognized on these performance share awards.

The performance share awards of CIC Qualifying Termination employees were also modified to accelerate vesting and to set the number of shares underlying these awards at 100% of the target level defined in the LTIP rather than at the pro-rata target level based on service period completed as of the Merger date. The fair value as of the Merger date of $2.5 million was expensed during the three and nine months ended September 30, 2022 when the awards fully vested upon the termination of the employees and is included in General expense in the unaudited Condensed Consolidated Statements of Income/(Loss).

Stock compensation expense related to the modified performance share awards was $2.5 million during the three and nine months ended September 30, 2022 and was recognized in General expense.

Acquired Equity-Based Compensation Awards

As provided in the Merger Agreement, all stock options (“Options”), stock appreciation rights ("SARs"), restricted stock units (“RSUs”) and performance share units (“PSUs”) granted pursuant to Neenah’s 2018 Omnibus Stock and Incentive Compensation Plan (“2018 Plan”) that were outstanding immediately prior to the Merger were generally automatically converted into Options, SARs, RSUs and RSUs, respectively, of the Company's common stock at the exchange ratio and otherwise generally on the same terms and conditions (including vesting exercisability and/or settlement requirements) as applied to such awards.

At the closing of the Merger, the Options and SARs had fully vested and are payable to the grantees. Accordingly, there is no ongoing compensation expense related to the Options.

The RSUs generally vest over a three-year term as follows: 33.3% on each of the first, second and third anniversaries of the grant date, except for RSUs issued as retirement and special grant awards, which vest over a one-year term on the first anniversary of the grant date. Vesting is contingent upon continued employment or service. The unvested portion of a grantee’s RSU will be immediately forfeited and cancelled if the grantee ceases employment or service, except for retirement awards which vest on a pro rata basis according to the proportion of days employed during the vesting period of one year. At the Merger date, the Company assumed 180,149 unvested Neenah RSUs, converted at the exchange ratio, with a total fair value of $4.2 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with the terms of the PSU award agreements, the change in control eliminated the performance condition and market condition; as such, only the three-year service condition remains. At the Merger date, the Company assumed 292,032 unvested PSUs, converted at the exchange ratio, with a total fair value of $6.8 million automatically converted to RSUs of the Company. PSUs unvested and converted RSUs will be accounted for the same as the RSUs described above and be recognized over a weighted-average period of approximately 2 years.

Stock compensation expense related to the acquired awards was $1.9 million during the three and nine months ended September 30, 2022 and was recognized in General expense.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income/(Loss). There were no material income tax penalties or interest accrued during the three and nine months ended September 30, 2022 or 2021.

The Company's effective tax rate from continuing operations was 32.6% and 13.2% for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to significant one-time items related to the Merger in the three months ended September 30, 2022, as well as an unfavorable mix of earnings by jurisdiction. The Company's effective tax rate from continuing operations was 25.3% and 29.6% for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to unfavorable discrete items in 2021, partially offset by unfavorable mix of earnings in 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16. Segment Information

Prior to the completion of the Merger, we operated in two reporting segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the Company reassessed its reporting segments. Management concluded that it has two operating product line segments that are also the reporting segments for financial reporting purposes: Advanced Technical Materials and Fiber-Based Solutions. ATM is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged Neenah segments have been allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure.

The ATM segment provides solutions that filter and purify air and liquids, supports adhesive and protective applications, advances healing and wellness, and solves some of material science’s most demanding performance needs across a number of categories. The FBS segment leverages the company’s extensive natural fiber capabilities to provide specialty solutions for various end-uses, including sustainable packaging, imaging and communications, home and office, consumer goods, and other applications.

The accounting policies of the reporting segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company primarily evaluates segment performance and allocates resources based on operating profit. General corporate expenses that do not directly support the operations of the business segments are unallocated expenses. Assets are managed on a total company basis and are therefore not disclosed at the segment level.

Net sales and operating profit by segments were (in millions):

	Net Sales
	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
ATM	$426.1	63.2%	$260.1	67.8%	$987.1	65.5%	$675.1	64.3%
FBS	248.0	36.8%	123.5	32.2%	520.2	34.5%	374.5	35.7%
Total Consolidated	$674.1	100.0%	$383.6	100.0%	$1,507.3	100.0%	$1,049.6	100.0%

	Operating Profit/Loss
	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
ATM	$31.5	N.M.	$15.9	69.1%	$71.2	N.M.	$56.1	77.5%
FBS	27.8	N.M.	24.0	104.4%	75.9	N.M.	78.1	107.9%
Unallocated	(73.2)	N.M.	(16.9)	(73.5)%	(122.6)	N.M.	(61.8)	(85.4)%
Total Consolidated	$(13.9)	100.0%	$23.0	100.0%	$24.5	100.0%	$72.4	100.0%
N.M. - Not meaningful

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

Merger
On July 6, 2022, the Company completed its previously announced merger with Neenah under the terms of an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which a wholly-owned subsidiary merged with and into Neenah, with Neenah surviving as a direct and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, each share of Neenah common stock outstanding was exchanged for 1.358 shares of common stock in the Company. As a result of the Merger, the Company issued approximately 22.8 million shares of its common stock to Neenah shareholders under the terms of the Merger Agreement. Based on our closing stock price on July 5, 2022, the total value of shares issued to Neenah shareholders was approximately $534.1 million.

Upon completion of the Merger, the Company changed its name to Mativ Holdings, Inc. Shares of the Company's common stock commenced trading on the New York Stock Exchange under the ticker symbol "MATV" as of market open on July 6, 2022. The Company's previous ticker symbol was "SWM". Refer to Note 4. Business Acquisitions in the notes to the unaudited condensed consolidated financial statements for further information related to the Merger.

Prior to the completion of the Merger, we operated in two reporting segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the reporting segments are: Advanced Technical Materials and Fiber-Based Solutions. ATM and FBS is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged Neenah segments have been allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure. Refer to Note 16. Segments in the notes to the unaudited condensed consolidated financial statements for further information on our segments.

This MD&A discusses the financial condition and results of operations of the Company as of and for the period ended September 30, 2022, which includes Neenah.

During the three month period ending September 30, 2022, the Company became aware of a cyber attack that had been recently made against certain systems within the Company’s network environment. The attack temporarily affected operations and caused delays in execution of sales transactions at some locations. In addition, the Company incurred financial costs to investigate and remediate the incident, some of which are expected to be mitigated by insurance. During the incident, the attackers accessed and exfiltrated Company data, including some personally identifying information of certain Company employees. The Company believes it has contained the incident, which only affected certain systems, and it has restored operations and notified affected individuals. The Company has put in place remediation measures designed to help prevent future similar attacks, and has proactively undertaken to implement certain other enhancements to its security system.

Liquidity & Debt Overview

As of September 30, 2022, the Company had $1,828.5 million of total debt, $82.3 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $307.2 million. Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.2x at the end of the third quarter, versus a current maximum covenant ratio of 5.50x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended				Nine Months Ended
	September 30,		Percent of Net Sales		September 30,		Percent of Net Sales
(in millions, except per share amounts)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$674.1	$383.6	100.0%	100.0%	$1,507.3	$1,049.6	100.0%	100.0%
Gross profit	123.1	85.2	18.3%	22.2%	315.3	254.1	20.9%	24.2%
Restructuring & impairment expense	1.8	1.9	0.3%	0.5%	17.4	5.9	1.2%	0.6%
Operating profit/(loss)	(13.9)	23.0	(2.1)%	6.0%	24.5	72.4	1.6%	6.9%
Interest expense	23.8	15.3	3.5%	4.0%	58.7	31.3	3.9%	3.0%
Net income/(loss)	$(22.5)	$12.2	(3.3)%	3.2%	$(9.1)	$35.6	(0.6)%	3.4%

Diluted earnings/(loss) per share	$(0.43)	$0.38			$(0.25)	$1.12
Cash provided by operations	$(0.8)	$7.7			$17.2	$27.5
Capital spending	$18.7	$7.5			$36.5	$23.8

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Net Sales

The following table presents net sales by segment for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	Percent Change
Advanced Technical Materials	$426.1	$260.1	$166.0	63.8%
Fiber-Based Solutions	248.0	123.5	124.5	100.8%
Total	$674.1	$383.6	$290.5	75.7%

Net sales of $674.1 million during the three months ended September 30, 2022 increased $290.5 million or 75.7%, compared to the prior-year quarter. ATM segment net sales of $426.1 million during the three months ended September 30, 2022 increased $166.0 million, or 63.8%, compared to the prior-year quarter. Sales reflected the addition of the Neenah operations, organic sales growth primarily from price increases across the product lines, and negative currency impacts. The strongest sales gains in ATM were in release liners, protective solutions, and filtration. The Company has implemented price increases across the segment in response to higher input costs.

FBS segment net sales of $248.0 million during the three months ended September 30, 2022 increased $124.5 million, or 100.8%, compared to the prior-year quarter. Sales reflected the addition of the Neenah operations, organic sales growth primarily from price increases across the product lines, and negative currency impacts. The strongest sales gains in FBS were in packaging and specialty papers products. The Company has implemented price increases across the segment in response to higher input costs.

Gross Profit

The following table presents gross profit for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2022	September 30, 2021	Change		2022	2021
Net sales	$674.1	$383.6	$290.5	75.7%	100.0%	100.0%
Cost of products sold	551.0	298.4	252.6	84.7%	81.7%	77.8%
Gross profit	$123.1	$85.2	$37.9	44.5%	18.3%	22.2%

Gross profit of $123.1 million during the three months ended September 30, 2022 increased $37.9 million, or 44.5%, compared to the prior-year quarter. The increase in gross profit reflected the addition of the Neenah operations, organic sales growth, as well as price increases more than offsetting higher input costs, including pulps and fibers, resins, and energy.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2022	September 30, 2021	Change		2022	2021
Selling expense	$22.3	$13.2	$9.1	68.9%	3.3%	3.4%
Research expense	7.7	5.7	2.0	35.1%	1.1%	1.5%
General expense	105.2	41.4	63.8	154.1%	15.6%	10.8%
Nonmanufacturing expenses	$135.2	$60.3	$74.9	124.2%	20.0%	15.7%

Nonmanufacturing expenses of $135.2 million during the three months ended September 30, 2022 increased $74.9 million, or 124.2%, compared to the prior-year quarter. The increase is primarily due to direct and indirect merger acquisition and integration costs of $47.2 million, the addition of Neenah's general expenses, an increase in amortization expenses related to Neenah's intangible assets, and $6.1 million to resolve the cybersecurity incident.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended			Percent of Net Sales
	September 30, 2022	September 30, 2021	Change	2022	2021
Advanced Technical Materials	$0.9	$—	$0.9	0.2%	—%
Fiber-Based Solutions	0.1	1.9	(1.8)	—%	1.5%
Unallocated expenses	0.8	—	0.8
Total	$1.8	$1.9	$(0.1)	0.3%	0.5%

The Company incurred total restructuring and impairment expenses of $1.8 million and $1.9 million in the three months ended September 30, 2022 and 2021, respectively. In the current-year quarter, restructuring expenses in the ATM segment were due to $0.7 million related to the closure of the Appleton, Wisconsin facility, a facility acquired through the Merger. The closure of this facility was substantially completed in September 2021 and planned for divestiture prior to being acquired. The assets held for sale consist primarily of property, plant and equipment, which are measured at fair value as part of the purchase price allocation. Refer to Note 4. Business Acquisitions in the notes to the unaudited condensed consolidated financial statements for the purchase price allocation. In addition, there was $0.2 million related to severance accruals resulting from the divestiture during the three months ended September 30, 2022 of a portion of the legacy SWM segment serving the industrials end-market. In the prior-year quarter, there were no restructuring expenses in the ATM segment.

In the prior-year quarter, restructuring expenses in the FBS segment included $0.7 million of severance-related restructuring expenses associated with the Winkler, Manitoba facility, $0.7 million of restructuring expenses primarily related to severance accruals for employees at our manufacturing operations in France, and $0.5 million related to the closure of the Spotswood, New Jersey facility, which was sold in December 2021.

Restructuring and impairment costs related to the Merger are included in corporate expenses as other unallocated items as these costs are not included in management's evaluation of the segments' performance. Unallocated restructuring expenses for the three months ended September 30, 2022 included $0.8 million related to the modification of leases resulting from the Merger. There were no unallocated restructuring expenses in the prior year quarter.

Operating Profit/(Loss)

The following table presents operating profit/(loss) by segment for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2022	September 30, 2021	Change		2022	2021
Advanced Technical Materials	$31.5	$15.9	$15.6	98.1%	7.4%	6.1%
Fiber-Based Solutions	27.8	24.0	3.8	15.8%	11.2%	19.4%
Unallocated expenses	(73.2)	(16.9)	(56.3)	333.1%
Total	$(13.9)	$23.0	$(36.9)	(160.4)%	(2.1)%	6.0%

The Company incurred an operating loss of $13.9 million during the three months ended September 30, 2022, largely related to significant unallocated expenses related to the Merger, compared to operating profit of $23.0 million in the prior-year quarter.

In the ATM segment, operating profit of $31.5 million during the three months ended September 30, 2022 increased $15.6 million, or 98.1%, compared to the prior-year period. In the FBS segment, operating profit of $27.8 million during the three months ended September 30, 2022 increased $3.8 million, or 15.8%, compared to the prior-year quarter. The increase in both segments reflects the addition of Neenah operations and the benefit of price increases more than offsetting higher input costs, partially offset by higher intangible asset amortization expenses associated with the Merger.

Unallocated expenses of $73.2 million during the three months ended September 30, 2022 increased $56.3 million, or 333.1%, compared to the prior- year quarter primarily due to an increase in merger and integration related costs related to the Merger, the addition of Neenah's unallocated expenses, as well as expenses to resolve the cybersecurity incident.

Non-Operating Expense/(Income)

Interest expense of $23.8 million during the three months ended September 30, 2022 increased $8.5 million, or 55.6%, compared to the prior-year quarter. The increase was due to the merger and related incremental expense of assuming Neenah's debt, as well as higher interest rates on floating rate debt compared to the prior year.

Income Taxes

A $11.5 million income tax benefit in the three months ended September 30, 2022 resulted in an effective tax rate of 32.6% compared with 13.2% in the prior-year quarter. The increase was primarily due to significant one-time items related to the Merger, as well as unfavorable mix of earnings by jurisdiction.

Income from Equity Affiliates

Income from equity affiliates, which primarily reflects the results of operations of our joint ventures in China, was $1.3 million during the three months ended September 30, 2022 compared to $2.3 million during the prior-year quarter. The decrease is due to higher input costs.

Net Income/(Loss) and Net Income/(Loss) per Share

Net loss during the three months ended September 30, 2022 was $22.5 million, or $0.43 per diluted share, compared with net income of $12.2 million, or $0.38 per diluted share, during the prior-year quarter.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Net Sales

The following table presents net sales by segment for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	Percent Change
Advanced Technical Materials	$987.1	$675.1	$312.0	46.2%
Fiber-Based Solutions	520.2	374.5	145.7	38.9%
Total	$1,507.3	$1,049.6	$457.7	43.6%

Net sales of $1,507.3 million during the nine months ended September 30, 2022 increased by $457.7 million, or 43.6%, compared to the prior-year period. ATM segment net sales of $987.1 million during the nine months ended September 30, 2022 increased $312.0 million, or 46.2%, compared to the prior year period. Sales reflected the addition of the Neenah operations, organic sales growth primarily from price increases across the product lines, and negative currency impacts. The strongest sales gains in ATM were in release liners, protective solutions, filtration, and industrials.

FBS segment net sales of $520.2 million during the nine months ended September 30, 2022 increased $145.7 million, or 38.9% compared to the prior-year period. Sales reflected the addition of the Neenah operations, organic sales growth primarily from price increases across the product lines, and negative currency impacts. The strongest sales gain in FBS were in packaging and specialty papers. The Company had implemented price increases across the segment in response to higher input costs.

Gross Profit

The following table presents gross profit for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2022	September 30, 2021	Change		2022	2021
Net sales	$1,507.3	$1,049.6	$457.7	43.6%	100.0%	100.0%
Cost of products sold	1,192.0	795.5	396.5	49.8%	79.1%	75.8%
Gross profit	$315.3	$254.1	$61.2	24.1%	20.9%	24.2%

Gross profit of $315.3 million during the nine months ended September 30, 2022 increased $61.2 million, or 24.1%, compared to the prior-year period. The increase in gross profit reflected the addition of the Neenah operations, organic growth, as well as price increases more than offsetting higher input costs, including pulps and fibers, resins, and energy. In addition, the Company incurred higher restructuring and impairment costs compared to the prior year period.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended			Percent Change	Percent of Net Sales
	September 30, 2022	September 30, 2021	Change		2022	2021
Selling expense	$51.6	$34.2	$17.4	50.9%	3.4%	3.3%
Research expense	18.3	14.9	3.4	22.8%	1.2%	1.4%
General expense	203.5	126.7	76.8	60.6%	13.5%	12.1%
Nonmanufacturing expenses	$273.4	$175.8	$97.6	55.5%	18.1%	16.8%

Nonmanufacturing expenses of $273.4 million during the nine months ended September 30, 2022 increased by $97.6 million, or 55.5%, compared to the prior-year period. The increase is primarily due to direct and indirect merger acquisition and integration costs of $64.1 million, the addition of Neenah's general expenses, an increase in amortization expenses related to Neenah's intangible assets, and higher restructuring and impairment costs.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense by segment for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended			Percent of Net Sales
	September 30, 2022	September 30, 2021	Change	2022	2021
Advanced Technical Materials	$14.9	$—	$14.9	1.5%	—%
Fiber-Based Solutions	1.7	5.9	(4.2)	0.3%	1.6%
Unallocated expenses	0.8	—	0.8
Total	$17.4	$5.9	$11.5	1.2%	0.6%

The Company incurred total restructuring and impairment expense of $17.4 million in the nine months ended September 30, 2022 compared with $5.9 million in the prior-year period. In the ATM segment, the Company recognized $12.9 million of restructuring and impairment expenses in the current-year period primarily related to the write-down of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end-market. These assets were sold during the quarter for net proceeds of $4.6 million and a loss of $0.4 million. In addition, there was $1.1 million for the termination of a contract with an existing customer related to exclusivity in product manufacturing and $0.7 million related to the closure of the Appleton, Wisconsin facility. No restructuring and impairment expenses were recognized in the prior-year period.

In the current-year period, restructuring expenses in the FBS segment included $1.5 million primarily related to pension benefits for the Winkler, Manitoba facility. In the prior-year period, restructuring expenses included $2.9 million related to the Spotswood site closure, $2.3 million related to severance accruals at other manufacturing facilities as part of the ongoing cost optimization project and $0.7 million related to pension benefits for the Winkler, Manitoba facility. In addition, $0.5 million related to the write-down of certain inventories to net realizable value and the acceleration of depreciation of machinery and equipment due to the change in the estimated lives of these assets at the Winkler, Manitoba facility was included in Cost of products sold.

Operating Profit

The following table presents operating profit by segment for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended			Percent Change	Return on Net Sales
	September 30, 2022	September 30, 2021	Change		2022	2021
Advanced Technical Materials	$71.2	$56.1	$15.1	26.9%	7.2%	8.3%
Fiber-Based Solutions	75.9	78.1	(2.2)	(2.8)%	14.6%	20.9%
Unallocated expenses	(122.6)	(61.8)	(60.8)	98.4%
Total	$24.5	$72.4	$(47.9)	(66.2)%	1.6%	6.9%

Operating profit of $24.5 million during the nine months ended September 30, 2022 decreased $47.9 million, or 66.2%, compared to the prior-year period, reflecting significant unallocated expenses related to the Merger.

In the ATM segment, operating profit of $71.2 million during the nine months ended September 30, 2022 increased $15.1 million, or 26.9%, compared to the prior-year period. In the FBS segment, operating profit of $75.9 million, during the nine months ended September 30, 2022 decreased $2.2 million, or 2.8%, compared to the prior-year period. In both segments, operating profit reflects the addition of the Neenah operations and the benefit of price increases more than offsetting higher input costs, partially offset by higher intangible asset amortization expenses associated with the Merger.

Unallocated expenses of $122.6 million during the nine months ended September 30, 2022 increased $60.8 million, or 98.4% compared to the prior-year period primarily due to an increase in merger and integration costs related to the Merger, the addition of Neenah's unallocated expenses, higher restructuring and impairment costs, and expenses related to the cybersecurity incident.

Non-Operating Expenses/(Income)

Interest expense of $58.7 million during the nine months ended September 30, 2022 increased $27.4 million, or 87.5%, compared to the prior-year period. Excluding a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments as discussed in Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements, interest expense increased $22.9 million mainly due to incremental debt and Bridge Facility expense related to the Merger, the incremental expense of assuming Neenah's debt, incremental debt from the Scapa acquisition (closed in April 2021), and higher average interest rates.

Other income, net of $15.2 million during the nine months ended September 30, 2022, increased $14.4 million compared to the prior-year period. The current year included $7.3 million of sales of carbon dioxide credits in France, $3.7 million of foreign currency gains (net of derivatives activity) and $2.9 million gain on sale of equipment at the Winkler facility. Other income, net was $0.8 million during the nine months ended September 30, 2021, primarily due to a $1.6 million favorable Brazil tax assessment settlement, $4.0 million of income related to the sale of carbon dioxide credits in France as well as gains from sales of equipment at the Spotswood facility, offset by $6.9 million of realized foreign currency loss related to the timing of the Scapa acquisition cash settlement.

Income Taxes

A $4.8 million income tax benefit in the nine months ended September 30, 2022 resulted in an effective tax rate of 25.3% compared with 29.6% in the prior-year period. The increase was primarily due to significant one-time items related to the Merger, as well as unfavorable mix of earnings by jurisdiction, partially offset by favorable discrete tax items.

Income from Equity Affiliates
Income from equity affiliates was $5.1 million during the nine months ended September 30, 2022 compared to $6.1 million during the prior-year period. Higher sales volume in the current year was offset by higher input costs.

Net Income/(Loss) and Net Income/(Loss) per Share

Net loss during the nine months ended September 30, 2022 was $9.1 million, or $0.25 per diluted share, compared with net income of $35.6 million, or $1.12 per diluted share, during the prior-year period.

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

Cash Requirements

As of September 30, 2022, $71.7 million of the Company's $82.3 million of cash and cash equivalents was held by foreign subsidiaries. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided by Operating Activities

Net cash provided by operating activities was $17.2 million during the nine months ended September 30, 2022 compared to $27.5 million during the prior-year period. Results reflect unfavorable year-over-year movements in working capital related to the growth in receivables (higher sales) and inventories (higher cost inventories due to rising input costs), partially offset by cash received from the settlement of interest rate swaps.

Working Capital

As of September 30, 2022, the Company had net working capital of $626.5 million, including cash and cash equivalents of $82.3 million, compared to net working capital of $366.7 million, including cash and cash equivalents of $74.7 million as of December 31, 2021. These changes primarily reflect the additional working capital balances added as part of the Merger, timing of payments and collections, as well as increased raw material prices and timing of shipments.

During the nine months ended September 30, 2022, net changes in operating working capital used cash of $80.9 million, an increase from $71.1 million during the prior-year period. The increased outflows reflect higher receivables related to sales growth in both FBS and ATM and higher costs of inventories on hand related to significantly higher input costs.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 was $461.6 million, compared to cash used of $658.3 million during the prior-year period. Cash used in investing activities in the current year reflects Merger consideration of $518.5 relating to the repayment on Neenah’s outstanding debt (see additional discussion below in “Cash Provided by Financing Activities”) and acquisition related costs incurred by Neenah, partially offset by $55.9 million cash acquired. Refer to Note 4. Business Acquisitions in the notes to the unaudited condensed consolidated financial statements for further discussion of the total consideration transferred to merge with Neenah. In addition, capital spending was $36.5 million. The cash used in investing activities was partially offset by $35.8 million received from settlement of cross-currency swap contracts.

In the prior-year period, the cash used in investing activities primarily reflects the net $630.6 million consideration used to acquire Scapa and capital spending of $23.8 million.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2022 was $460.3 million, compared to cash provided of $651.0 million during the prior-year period. During the nine months ended September 30, 2022, financing activities primarily consisted of $720.4 million of proceeds from borrowings under the Delayed Draw Term Loan Facility and revolving line of credit, the "Revolving Credit Facility". The proceeds from the Delayed Draw Term Loan was used to repay Neenah's outstanding debt of $504.9 million upon consummation of the Merger. Refer to Note 4. Business Acquisitions in the notes to the unaudited condensed consolidated financial statements for further discussion of the total Merger consideration. The proceeds was partially offset by $180.6 million of payments on our long-term debt, which includes a pay down of $100.0 million on our Revolving Facility, $50.1 million in cash paid for dividends declared to the Company's stockholders, and $22.6 million of payments for debt issuance costs associated with the amendment of our Credit Agreement and the Bridge Facility, as discussed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements.

During the prior-year period, financing activities primarily consisted of $729.7 million of proceeds from borrowings under the Revolving Credit Facility primarily to fund the Scapa acquisition, $41.5 million in cash paid for dividends declared to the Company's stockholders, $19.5 million of payments on our long-term debt, $14.6 million of payments for debt issuance costs associated with the amendment of our Credit Agreement, and share repurchases of $3.1 million.

The Company presently believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs for the foreseeable future.

Non-Cash Consideration

The total consideration transferred to merge with Neenah included non-cash consideration of $537.9 million disclosed in the unaudited condensed consolidated statements of cash flows. The non-cash consideration comprised of $534.1 million in common stock in the Company issued to Neenah shareholders and $3.8 million in fair value of unvested stock awards allocated to the pre-merger period.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On November 9, 2022, we announced a cash dividend of $0.40 per share payable on December 16, 2022 to stockholders of record as of November 25, 2022. The covenants contained in our Indenture and Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions we would expect to materially limit our ability to pay such dividends. We plan to continue to assess our dividend policy in light of our capital allocation strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Proceeds from issuances of long-term debt	$720.4	$729.7
Payments on long-term debt	(180.6)	(19.5)
Net proceeds from borrowings	$539.8	$710.2

Net proceeds from borrowings were $539.8 million during the nine months ended September 30, 2022, compared to net proceeds of $710.2 million during the prior-year period.

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

Unused borrowing capacity under the Credit Agreement was $307.2 million as of September 30, 2022. We also had availability under our bank overdraft facilities of $1.6 million as of September 30, 2022.

We had obtained financing commitments for a $648.0 million senior 364-day unsecured bridge facility and $500.0 million senior secured revolving credit facility in conjunction with the proposed Merger. On May 6, 2022, the Debt Commitment Letter was amended, reducing the Bridge Facility and senior secured revolving credit facility to $50.0 million and zero, respectively.

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our Revolving Facility. In addition, we terminated the Bridge Facility. Refer to Note 10. Debt of the notes to unaudited condensed consolidated financial statements for further information related to the Delayed Draw Term Loan Facility. In addition, upon consummation of the Merger, we assumed Neenah's project financing agreement for the construction of a melt blown machine (the "German Loan Agreement"). The German Loan Agreement provided €10.0 million ($10.7 million as of May 30, 2022) of construction financing which is secured by the melt blown machine. Refer to Note 10. Debt for further information related to the German Loan Agreement.

The Company was in compliance with all of its covenants under the Indenture and Credit Agreement at September 30, 2022. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Credit Agreement.

Our total debt to capital ratios, as calculated under the Amended Credit Agreement, at September 30, 2022 and December 31, 2021 were 61.7% and 65.1%, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "ACT") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, the impact of the COVID-19 pandemic on our operations, profitability, and cash flow, the expected benefits and accretion of the Neenah merger and Scapa acquisition and integration and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words. These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, the Risk Factors set forth in the section entitled "Risk Factors" at Part II - Item 1A hereof, as well as the following factors:

•Risks associated with pandemics and other public health emergencies, including the continued impact of, and the governmental and third party response to, the COVID-19 pandemic and its variant strains;
•Changes in sales or production volumes, pricing and/or manufacturing costs of paper, specialty packaging, combustible products for the tobacco industry (including conventional papers and certain reduced-risk products) and hemp-based fibers for emerging alternative solutions in our FBS segment. Additionally, competition and changes in ATM end-market products due to changing customer demands;
•Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;
•Changes in the source and intensity of competition in our commercial segments;
•Our ability to attract and retain key personnel, including as a result of the Merger, labor shortages, labor strikes, stoppages or other disruptions;
•Weather conditions, including potential impacts, if any, from climate change, known and unknown, and natural disasters or unusual weather events;
•Seasonal or cyclical market and industry fluctuations which may result in reduced net sales and operating profits during certain periods;
•Changes in raw material and energy availability, increases in commodity prices and lack of availability of such commodities, including energy, fibers, chemicals, and resins, which could impact the sales and profitability of our products;
•Adverse changes in the filtration, release liners, protective solutions, construction and infrastructure and healthcare sectors impacting key ATM segment customers;
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
•Existing and future governmental regulation and the enforcement thereof that may materially restrict or adversely affect how we conduct business and our financials results;
•New reports as to the effect of smoking on human health or the environment, and/or the willingness of distributors and retailers to sell combustible products based on health or other social concerns;

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
•Supply chain disruptions, including the failure of one or more material suppliers, including energy, resin, fiber, and chemical suppliers, to supply materials as needed to maintain our product plans and cost structure;
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
•The impact of cybersecurity risks related to breaches of security pertaining to sensitive Company, customer, or vendor information, as well as breaches in the technology that manages operations and other business processes;
•Increased scrutiny from stakeholders related to environmental, social and governance ("ESG") matters, particularly our sales of combustible products business within the tobacco industry which represents approximately 15% of the Company's net sales for the three months ended September 30, 2022, as well as our ability to achieve our broader ESG goals and objectives;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2022 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following supplements the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks and uncertainties relating to the Merger are discussed in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of the Company's common stock it repurchased during 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - March 31, 2022	94,847	$30.96	—	$—	$—
April 1 - June 30, 2022	1,387	27.50	—	—	—
July 1 - 31, 2022	24,857	21.31	—	—	—
August 1 - 31, 2022	132,290	21.69	—	—	—
September 1 - 30, 2022	1,281	22.61	—	—	—
Total Year-to-Date 2022	254,662	$25.14	—	$—	$—

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. Refer to Note 14. Equity-Based Compensation of the notes to the unaudited condensed consolidated financial statements.

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

10.2	Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan) (filed herewith)
10.3	Separation, Waiver and Release Agreement, by and between Tracey Peacock and the Company, dated as of July 6, 2022 (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income/(loss), (ii) the condensed consolidated statements of comprehensive income/(loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

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

November 9, 2022

By:	/s/ Andrew Wamser
Andrew Wamser Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 9, 2022