Form 10-K
period 2022-12-31
Mativ Holdings, Inc.
filed 2023-03-01
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $785.8 million, based on the last sale price for the Common Stock of $25.12 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 54,975,272 shares of Common Stock issued and outstanding as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders scheduled to be held on April 20, 2023 (the "2023 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

MATIV HOLDINGS, INC.

PART I.

Item 1. Business

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, refer to Part I, Item 1A “Risk Factors” and Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

GENERAL

Background

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company"). Mativ is a global leader in specialty materials headquartered in Alpharetta, Georgia, United States of America. The Company offers a wide range of critical components and engineered solutions to solve customers' most complex challenges, targeting premium applications across diversified and growing end-markets. Combined with global manufacturing, supply chain, innovation, and material science capabilities, our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of customers' products across multiple stages of the value chain.

Mativ was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). On November 30, 1995, Kimberly-Clark transferred its tobacco-related paper and other paper products businesses conducted in the United States, France and Canada to the Company and distributed all of the outstanding shares of common stock of the Company to its stockholders (the "spin-off"). As a result, the Company became an independent public company. Mativ and its subsidiaries manufacture on four continents, conduct business in over 100 countries and operate 47 production locations worldwide, with facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Brazil, Canada, Spain, Italy, Mexico, the Netherlands, Malaysia, and Luxembourg.

Our principal executive office is located at 100 North Point Center East, Suite 600, Alpharetta, Georgia 30022-8246 and our telephone number is (800) 514-0186. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MATV."

Strategic Narrative

The Company believes the Merger created a global leader in specialty materials with nearly $3.0 billion in sales, attractive margins, and approximately $65 million of anticipated synergies within 3 years, with value creation and growth opportunities exceeding what each legacy company could have achieved independently. We consider the Merger a transformational step in the competitive position of the combined entity. In addition to the expanded manufacturing and technology capabilities, our increased presence in growing end-markets and the powerful combination of our design and innovation programs are expected to offer significant commercial and operational benefits and the potential to accelerate long-term growth.

What started in 1995 for legacy SWM and 2004 for legacy Neenah as two lower growth companies with limited end-market exposure and manufacturing technologies, has culminated in the merger of separate but similar transformative journeys. Both companies evolved their respective portfolios toward large, growing, defensible categories that value a range of premium, unique engineered solutions. Over time, each company repositioned to a more diversified and growth-oriented enterprise while maintaining a company-wide focus on several underlying themes: focus on high-value categories, deep material science know-how, solution-driven product design and innovation, and customizable manufacturing capabilities to solve customers' complex challenges. The companies selectively targeted acquisition candidates that served diversified and growing end-markets, generated profitability associated with premium differentiated products, and had leading and defensible competitive positions in their core product categories. Over the last several years, each company successfully completed acquisitions which increasingly aligned the two business profiles, with about two-thirds of the overall businesses weighted towards higher growth categories.

In addition to having complementary marketplace touch-points in key growing product categories, such as filtration, healthcare, packaging, and specialty tapes, the Company sees strong trends supporting the positive outlook of our business, such as the need for clean air and water, personal health and wellness, performance coating solutions, and sustainable alternatives. The Company can address our customers’ and markets’ most complex and challenging needs by offering an expanded variety of manufacturing capabilities and technical solutions, ranging from advanced coating, engineered nonwovens, and polymer extrusion, to specialty adhesives—all core technologies that align with our target categories' evolving needs and increasing technical demands. We believe our ability to engineer unique material solutions for premium applications across a variety of industries gives Mativ a powerful value proposition and supports our ability to win in the marketplace.

With respect to synergies, the Company expects to achieve its $65 million plan within 3 years, with approximately half of these synergies coming from reductions in selling and general expenses and organizational efficiencies, and the other half from procurement and supply chain opportunities. Management also foresees longer-term synergies in new product development, cross-selling, and geographic expansion (e.g. leveraging the legacy SWM footprint in Asia to help the legacy Neenah business accelerate growth in the region).

As a result of past acquisitions and the Merger, Mativ is now a diversified specialty materials producer with a broad portfolio of technologies and a portfolio weighted towards growing markets, which management believes is well-positioned to deliver long-term profit growth. The Company operates in two primary segments, Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). ATM is the Company’s growth platform and will likely be the primary focus of future growth investments, which we expect to be concentrated in three key end-markets and categories – filtration, protective solutions, and release liners. FBS generally operates in more mature end-markets, though is highly profitable and generates strong cash flow. These segments are described further in the "Description of Business" section below.

The management team has high conviction that our focus on solving customer’s problems with best-in-class service and technical capabilities with a rigorous focus on cost and capital deployment will deliver strong long-term results for our customers, employees, and shareholders. As such, entering 2023, the Company has clarified its ambition – to be the global leader in specialty materials, consistently driving growth by engineering bold, innovative solutions that solve our customers’ complex challenges. To achieve this ambition, the Company is aligned on three strategic pillars – lean into growth, focus our efforts, and drive value creation, as well as a unifying set of five values – Prioritize Safety, Be Curious, Win with Customers, Have a Voice, and Make it Happen. While we have brought two separate leading companies together, we have strong cultural alignment, a shared strategic vision, and a path to accelerated long-term growth.

AVAILABLE INFORMATION

Our filings with the Securities and Exchange Commission ("SEC"), which filings include this Annual Report on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available, free of charge, on the SEC's website at www.sec.gov and on the Investor Relations section of our website at www.mativ.com. Information from our website is not incorporated by reference into this Annual Report on Form 10-K. These reports are available soon after they are filed electronically with, or furnished to, the SEC. The website allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, by-laws, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The website provides additional background information about us including information on our history, products and locations. Requests for information, requests to contact our audit committee chairman, lead non-management director or the independent directors as a group, or requests to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed above.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2023 financial results are May 4, 2023, August 10, 2023, November 9, 2023, and February 22, 2024. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.mativ.com.

DESCRIPTION OF BUSINESS

Segment Financial Information. We operate and manage two reportable segments based on our product lines: ATM and FBS. ATM is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy SWM Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged legacy Neenah segments have been allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure. The ATM segment manufactures fiber, polymer, and resin-based products used in specialty applications in the filtration, protective solutions, release liners, healthcare, and industrials end-markets. The FBS segment primarily serves customers in the packaging, specialty papers, and engineered papers for the tobacco end-market.

Additional information regarding "Segment Performance" is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, selected financial data for our segments is available in Note 21. Segment Information of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A. "Risk Factors".

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 herein and in Notes 13, 14, 17 and 21 ("Restructuring and Impairment Activities," "Debt," "Income Taxes," and "Segment Information," respectively) to the Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.

Advanced Technical Materials

Products. We manufacture and sell a variety of highly engineered polymer, resin and fiber-based substrates, nets, films, adhesive tapes, and other nonwovens. These performance materials are often used in growing applications serving the filtration, protective solutions, release liners, and healthcare end-markets. Our manufacturing process consists of taking basic inputs, such as fibers and chemicals, to create highly engineered media, such as nonwovens, films, specialty paper, and advanced netting. We then further process our media through coating, saturating, adhesive application, and advanced converting manufacturing processes to impart specific product attributes that are valued by our customers, enhancing Mativ’s value proposition as a full solutions provider. With the growth of our ATM division, our technical expertise around the production, coating, and converting of polymer and resin-based materials is increasing. We believe we have industry-leading innovation capabilities and an expanding product portfolio which we expect to support growth through collaborative product development opportunities with our customers.

Applications and Categories. The following are more detailed descriptions of our key products and applications:

Filtration: We produce highly engineered media and components aiding in the separation and purification of air and liquids for a variety of applications. Our primary products include fiber and polymer based nonwoven media and thermoplastic nets that are sold to filter manufacturers who, in turn, incorporate our media in the final filter assembly. Primary filtration applications for our media include:
•water – reverse osmosis and waste water treatment
•transportation – air intake, oil, fuel, and cabin air
•process – fluid purification for industrial manufacturing
•air – HVAC, air purification, and vapor permeation

Protective solutions: We manufacture our thermoplastic polyurethane films to have combinations of the following attributes: UV and scratch resistance, durability, and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding protective solutions, such as automotive paint protection films, which are typically installed in the after-market. Other key applications include ballistic-resistant and security reinforced glass used in various transportation modes (e.g. auto, aero, and train), electronics and specialty cameras (e.g. back-up cameras in vehicles), and other applications in the industrial (e.g. emerging “smartglass” products) and healthcare (e.g. diagnostic testing strips) end-markets.

Release liners: We manufacture protective substrates that aid in the separation of a product from an adhesive for a diverse set of end-use applications. Leveraging our advanced coating capabilities, these protective substrates are typically produced by applying a specialty silicone coating to various base medias (primarily paper), then sold to customers who integrated into a final end-product solution. The key to these products is the ability to develop release characteristics that interface with a variety of adhesives, enabling separation (“peeling away”) without damage to the main product. Primary categories include personal care and hygiene, labels, specialty tapes, graphic arts, industrial specialties, composites, and other uses.

Healthcare: We are a turn-key provider with a broad portfolio of capabilities to support medical device manufacturing and support for a variety of health and wellness solutions. Using our advanced films, adhesive coating, and converting operations, our products are used in such demanding applications as wound care (both advanced technologies used in hospital settings and consumer products found in retail), medical device fixation, and consumer wellness (e.g. topical skin care and health & beauty applications).

Industrials: We leverage a diverse array of production techniques (e.g. resin extrusion, precision coating, and saturation) to manufacture specialty products, such as thermoplastic nets, specialty papers, and adhesive media/tapes, that serve specialty segments of large, global categories. A majority of these products are highly customized for specific, demanding applications in areas such as construction, automotive, home improvement, sporting goods, and agriculture. Some examples of our diverse product catalog include consumer-oriented specialty tapes, tape and abrasive backings, performance labels, cable wraps, support structures, and netting products for construction and packaging.

Markets and Customers. The ATM segment supplies customers serving the filtration, protective solutions, release liners, healthcare, and industrials end-markets. Generally, the applications and customers the ATM segment serves are in growing end-markets, and as a percentage of total ATM segment net sales in 2022 were as follows: industrials – 34%, protective solutions – 22%, filtration – 21%, healthcare – 16%, and release liners – 7%. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales. Our products are generally used in markets that are directly affected by economic business cycles. Certain market segments, such as filtration, protective solutions, release liners, and healthcare are considered to be more resilient to economic downturns than more macro-correlated end-markets like those within industrials. Most products are performance-based and require extended qualification by customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates for some less demanding applications.

Sales and Distribution. ATM products are primarily sold by the marketing, sales and customer service organizations of our ATM operations as a component part directly to system integrators and downstream manufacturers, given the customized nature of many of our products. However, in some geographic regions, we use sales agents and distributors to assist us in the sales process. We typically deliver our products to customers by truck, rail and ocean-going vessels.

Competition. Our ATM products are typically leaders in their respective categories and compete against specialty products made by competitors such as Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, Avery Dennison, Ahlstrom-Munksjo, Mondi plc, Loparex LLC, Monadnock Paper Mills, Inc., and Potsdam Specialty Paper, Inc. We believe our ATM products compete primarily on product features, innovations and customer service across the end-markets we serve, particularly in healthcare, transportation, filtration, and release liners. Of the end-markets we serve, industrial is generally more price competitive due to a higher portion of products we sell in this end-market with generally lower technical requirements.

Fiber-Based Solutions

Overview. Our FBS segment primarily produces packaging and specialty paper products, as well as engineered papers, using mainly natural and sustainable fibers. We produce a wide range of substrates at various thicknesses and with various attributes to meet the needs of our customers. Some examples of these value-added attributes include printability, color, texture, specialty finish, safety, and recycled content. While certain categories within this segment are mature, our products are aligned with trends towards sustainable alternatives, and we continue to evolve our business through innovation to diversify end-markets and enhance growth. Our manufacturing capabilities are flexible and nimble to service very specialized products at various order quantities efficiently, and our products are sold globally, though most prevalent in North America.

Applications and Categories. The following are more detailed descriptions of our products and applications:

Packaging and specialty papers: We are a leading supplier of premium packaging, printing, and other high-end specialty papers, predominantly in North America. We participate in premium pockets of our categories with a wide portfolio of products and specialty manufacturing that is not easily replicated by commodity paper producers. Our premium packaging products are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. These papers are characterized by finishing, colors, textures and distinctive coating, which are valued by customers and incorporated into their branding and image. Our premium papers are primarily used in high-end commercial printing services, advertising collateral, stationery, corporate identity packages and brochures, direct mail, business cards, and a variety of other uses where colors, texture, coating, unique finishes, or heavier weight papers are desired. We also produce a variety of branded paper-based products for the consumer channel, such as bright papers, cardstock, stationery paper, envelopes, journals, and planners.

Engineered papers: We are a leading producer of natural fiber-based solutions and services, primarily serving the combustibles tobacco market, as well as other niche applications. We have specialized manufacturing capabilities centered around lightweight papers and alternative fibers, creating highly technical products with unique features, such as fire safety and sustainability. Our combustibles products include conventional papers and filter wraps, low-ignition propensity papers that have embedded self-extinguishment fire-safety features, wrappers for small cigars, hemp-based alternatives, and we also produce reduced risk products (such as “heat-not-burn”) noncombustibles. In addition, we produce several other types of lightweight papers for other emerging applications and categories, such as lightweight packaging made from botanical and natural fibers, battery separators and energy storage papers, and laminates.

Markets and Customers. Our FBS segment is generally more mature given its exposures to commercial print and combustibles end-markets, both of which have historically demonstrated secular volume declines. FBS continues to reposition itself by leveraging its unique manufacturing capabilities and product innovation to diversify its end-markets and enhance growth, particularly by expanding in sustainable alternatives and premium packaging. Our packaging and specialty papers business serves a variety of end-use customers, primarily by selling to converters and printers who are producing products to meet the needs of designers, brand owners, and other end-users. We also sell direct to consumers through major retail channels. In engineered papers, we supply the major, and many of the smaller, cigarette and cigar manufacturers, including Philip Morris-USA, a subsidiary of Altria Group Inc., Philip Morris International ("PMI"), Imperial Brands Plc, Japan Tobacco Inc. ("JT"), and British American Tobacco ("BAT").

Sales and Distribution. In packaging and specialty papers, we primarily use our internal sales, marketing, and customer service organization to sell our products in a variety of channels including authorized paper distributors, converters, major national retailers, specialty business converters, and direct to end-users. For engineered papers, our internal sales, marketing, and customer service organization sell most of our products directly to customers or their designated converters. We typically deliver our products to customers by truck, rail and ocean-going vessels.

Competition. Our packaging and specialty papers is a leading supplier of premium printing and other high-end specialty papers and packaging applications in North America, competing primarily in North America with Mohawk Fine Papers, Inc. and Monadnock Paper Mills, Inc. in specialty papers and with a highly fragmented competitor group in packaging. We believe the primary basis of competition for premium fine papers are product quality, customer service, product availability, promotional support, color and texture variety, and brand recognition. The specialized nature of our papers requires extensive know-how, specialized manufacturing capabilities, high service and operational excellence, all of which limits the ability of more commodity-oriented producers from competing in our categories.

The specialized nature of combustible papers requires unique papermaking equipment, technical expertise, and research and development capabilities to meet exacting customer specifications. These factors have limited the number of competitors capable of servicing global tobacco products manufacturers. Our principal competitors include delfortgroup AG ("delfort"), which licenses our LIP technology, Miquel y Costas & Miquel S.A. ("Miquel y Costas"), Julius Glatz GmbH ("Glatz") and PT Bukit Muria Jaya ("BMJ").

Seasonality. Generally, sales of our products are subject to seasonal fluctuations due to periodic machine downtime and typically lower order volumes in the fourth quarter. Quarterly sales fluctuations can also be influenced by inventory building and/or destocking by our customers.

Raw Materials and Energy

We use a variety of resins, polymers, and synthetic fibers in our ATM products. We source a variety of commodity-grade resins, including polypropylene and polyethylene, as well as more specialized materials such as thermoplastic polyurethane. Resin prices can fluctuate significantly and can impact profitability. Commodity grade resin prices can sometimes correlate with crude oil prices while specialty resin prices often do not. We also source synthetic fibers (distinct from the natural fibers used in our FBS segment), such as polyester, and specialty pulps, such as mercerized pulp.

We have multiple sources for most of our raw material needs. For more commoditized inputs, the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. However, some of our specialty inputs are supplied by fewer manufacturers and our results could be more materially affected by the loss or disruption of supply of certain specialty resins or synthetic fibers from those producers.

Wood pulp is the primary fiber used in our FBS segment. While FBS uses other specialty natural fibers, such as flax, in our operations, as well as a variety of specialty chemicals used in paper making, we believe that purchased raw materials are generally available from several sources.

Paper production uses significant amounts of energy, primarily electricity, natural gas and fuel oil. We believe that energy supply is generally reliable throughout our manufacturing footprint, although prices can fluctuate significantly based on demand. We enter into agreements to procure a portion of our energy requirements for future periods to reduce the uncertainty of future energy costs.

The majority of our energy requirements relate to electricity in the U.S., and Europe. We consider this to be a relatively stable energy source historically; however, the geopolitical events in Russia and Ukraine have resulted in volatile energy prices in Europe as well as temporary concerns about supply of energy sources, such as natural gas, in the region. Currently, while energy prices remain elevated versus historical levels, supplies appear to be stable.

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 20. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Research and Development

As of December 31, 2022, we employ approximately 140 research and development employees in research and laboratory facilities in France, Brazil, the United States, the United Kingdom, Germany, the Netherlands, Spain and Mexico. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We believe our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our ATM and FBS segments. Within ATM, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world. Within FBS, our research and development has enabled us to establish and sustain leading shares. We also are working with customers to meet increasing demand for reduced-risk tobacco products, as well as hemp-based products.

Intellectual Property

Patents, trade secrets and trademarks are an important part of Mativ’s intellectual property. Mativ’s products are sold around the world under various trademarks. Many of the processes used to make Mativ's products are kept as trade secrets. Mativ owns, or holds licenses to use, numerous U.S. and foreign patents. Mativ’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. In general, no single patent or group of related patents is material to the conduct of Mativ’s business as a whole or to any of Mativ’s business segments. At December 31, 2022, Mativ owned about 1,100 patents and patent applications globally.

Management of a large portion of Mativ's research and development activities is provided from our Luxembourg City, Luxembourg operation ("SWM Luxembourg"). These activities are often performed at other Mativ locations under contract by SWM Luxembourg, and funded by SWM Luxembourg. SWM Luxembourg has the authority to initiate and manage research and development projects across our businesses. This operation also provides global oversight and active management for much of the Company's intellectual property rights.

Human Capital

As of December 31, 2022, we had approximately 7,500 full-time employees, of whom approximately 3,500 employees were located in North America, 3,300 employees were located in Europe, 450 employees were located in South America, and 250 employees were located in Asia Pacific.

The Company’s ambition is to be the global leader in specialty materials, solving complex challenges for our customers, creating value for our shareholders, and offering meaningful professional opportunities for our global employees.

Mativ’s talent strategy aligns closely with our core values – Prioritize Safety, Be Curious, Have a Voice, Win with Customers, Make It Happen – and focuses the organization on its goal of accelerating employee growth by fostering a culture of possibility and cultivating the right people in the right roles with the right skills at the right time. We are doing this by continually evolving how we attract, engage, grow, and reward our people.

Safety

The safety and well-being of our employees is very important to us. We strive to reflect this core value in everything we do and are in the process of launching our new continuous improvement process – IMPACT – designed to help deliver meaningful value, and most importantly, support robust safety systems for our employees. IMPACT, along with enhanced operator training, risk identification and proactive risk reduction strategies, is planned to be rolled out across manufacturing facilities starting in 2023.

Each of our facilities maintains safety management systems designed to continuously review and improve employee safety and regulatory compliance. This includes periodic workplace safety audits, employee participation in safety meetings and training, and active safety committees. Additionally, employees are encouraged to identify and report workplace conditions that could lead to an injury.

Training and Development

Mativ recently launched MyPath, a platform that supports setting objectives, creating a culture of ongoing feedback, differentiating and rewarding individual performance, and creating global learning and development opportunities for our employees.

In 2023, the Company intends to launch Employee Resource Groups ("ERGs") to connect employees through shared identity or affinity. These groups will be designed to provide networking opportunities for employees and create direct lines of communication between the ERGs and leadership to help address concerns, mitigate risks, and solve challenges.

We are committed to building and developing a diverse workforce and have adopted policies designed to support equal employment opportunities to all qualified applicants, without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, age, protected veteran or disabled status, or genetic information.

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

Governmental entities around the world have taken, or have proposed, actions that had, or are likely to have, the effect of reducing consumption of combustible and non-combustible tobacco products which, in turn, reduces demand for our products. These actions, including efforts to regulate, restrict or prohibit the sale, advertisement and promotion of these products and their components, to limit smoking in public places, to control or restrict additives that may be used in these products and to increase taxes on such products, are intended to discourage consumption.

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and emissions, as well as the disposal of solid waste. We believe we are operating in compliance with these laws and regularly incur capital and operating expenditures to achieve future compliance. Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial condition, results of operations and cash flows, we own facilities in France, the United States, and elsewhere that have been operated over the course of many decades. Should the Company make material changes in the operations at a facility, it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed but are now considered contaminants. Additionally, as we sell closed or other facilities or materially alter operations at a facility, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase in the future.

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

Environmental, Social and Governance

Building long-term value for our customers, employees and stockholders includes a focus on ensuring the long-term sustainability of our business, good corporate citizenship, and contributing to our communities. Corporate responsibility has long been part of the Mativ corporate mission and is one of our core values.

Our manufacturing facilities and corporate office have a longstanding tradition of community engagement and reducing our impact on the environment. We maintain our Supplier Code of Conduct and our Sustainable Forestry Policy to further align with our sustainability goals. Our sustainability initiatives are further described on our corporate website at www.mativ.com.

Some of our key environmental and community initiatives are highlighted below:

Environmental Initiatives

•Sustainable Packaging Material: The NEENAH ENVIRONMENT® Mailer is designed for the shipping or mailing of non-fragile soft goods, like clothing. The NEENAH ENVIRONMENT® Mailer is constructed from a proprietary, patent-pending, paper-based substrate developed to allow premium printability while providing superior water and puncture resistance. It is made with approximately 50% post-consumer waste and is blue-bin/curbside recyclable. In addition, it carries multiple 3rd party certifications, including FSC®, Green-e® and SmartWay™.
•Sustainable Innovation: Mativ developed RevonexTM membrane backing paper which improves reverse osmosis filtration efficiency by eliminating bleed-through. In addition, Mativ developed a biodegradable cigarette filter media that is designed to replace cellulose acetate which contributes to microplastics pollution (or similar debris) in the ocean.
•Filtration Products that Benefit Society: Mativ produces a diverse portfolio of products that make water and air cleaner and safer. Our HVAC air filtration media can reach removal efficiencies as high as 99.9% while our ASD netting can provide up to a 20% decrease in pressure drop during Reverse Osmosis filtration, decreasing energy costs and allowing customers to provide energy efficient water filtration solutions.
•Reducing Greenhouse Gas (GHG) Emissions and Supporting Air Quality: We recognize the importance of reducing our greenhouse gas (GHG) emissions and have prioritized actions to reduce our Scope 1 and Scope 2 emissions, such as the specific initiatives and equipment replacements intended to improve energy efficiency. We also currently have several renewable energy feasibility studies underway.
•Partnership with Planet Water Foundation: Mativ partners with Planet Water Foundation to support global efforts to improve access to clean, safe water. In 2022, through our support, the Foundation installed four AquaTower water systems in India, in the state of Tamil Nadu and three AquaHome systems in the Philippines. The four AquaTower systems in India are providing clean, safe drinking water for up to 7,224 people each day. The three AquaHome systems in the Philippines are providing families with solar powered electricity and drinking water at home.
•FSC® Certification: All unprocessed wood fiber and pulp and wood-based bioenergy consumed are sourced exclusively from suppliers maintaining FSC and/or PEFC Chain of Custody certification and/or have achieved FSC and/or PEFC Mix Credit or Controlled Wood certification. The packaging we use for our own business purposes (as opposed to the packaging we sell) is not necessarily certified or derived from certified suppliers, as we often purchase from small suppliers for whom certification is cost-prohibitive.
•Environmental Certification and Energy Efficiency: All 17 Mativ locations are certified to ISO 14001 for environmental management systems. Our mills in France are certified to the ISO 50001 energy management standard.
•Biodiversity Support: Mativ has a history of supporting local biodiversity initiatives, such as the installation of salmon and eel runs in the Isole River near our FBS facility in Quimperlé, France, and the planting of native trees and rebuilding of natural habitat near our plant in Santanesia, Brazil.
•Recycling: Our U.S.-based ATM manufacturing sites have recycled more than 6 million pounds of plastic in 2022 with some of the recycled plastic being used in new products. Across the Company, more than 33 million pounds of cardboard and paper were recycled. Many other initiatives are in place involving the reuse of waste products and packaging materials.

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

Governance

Mativ believes good corporate governance supports long-term value creation for our stockholders. The Governance section of the Investor Relations section of our website at www.mativ.com includes our Code of Conduct, by-laws, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Information from our website is not incorporated by reference into this Annual Report on Form 10-K. Additional information about Mativ's governance can also be found in our proxy statement.

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

Executive Officers of the Registrant

The names and ages of our executive officers as of March 1, 2023, together with certain biographical information, are as follows:

Name	Age	Position
Julie Schertell	54	President and Chief Executive Officer
Andrew Wamser	49	Chief Financial Officer
Ricardo Nunez	58	Chief Legal Officer, Secretary and Chief Compliance Officer
Mike Rickheim	48	Chief Human Resources Officer and Chief Administrative Officer
Cheryl Allegri	56	Corporate Controller & Chief Accounting Officer

There are no family relationships between any of the directors or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Julie Schertell was appointed President and Chief Executive Officer effective the date of the Merger and also serves as Director. She served in the same role at Neenah since May 2020. Prior to becoming President and Chief Executive Officer of Neenah, Ms. Schertell served as Senior Vice President, Chief Operating Officer since January 2020. Ms. Schertell joined Neenah in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010, as Senior Vice President and President, Fine Paper and Packaging through September 2018, and as Senior Vice President and President, Technical Products through December 2019. Ms. Schertell was previously employed by Georgia-Pacific Corporation in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007 through 2008, and as Vice President of Customer Solutions from 2003 through 2007.

Andrew Wamser was appointed Chief Financial Officer effective the date of the Merger. Mr. Wamser served as Co-Chief Financial Officer since February 5, 2018, and the sole Executive Vice President, Finance and Chief Financial Officer and the Company's Principal Financial Officer since March 2, 2018. Prior to joining Mativ, Mr. Wamser served as Vice President, Finance; Investor Relations and Treasurer of AutoNation, Inc., the largest automotive retailer by revenue in the U.S. Prior to that, Mr. Wamser served as Managing Director, Investment Banking; Diversified Industrial Group of Barclays Capital Plc, now known as Barclays Investment Bank, the investment banking division of Barclays PLC. He also previously held other investment banking roles at Barclays Capital and UBS Investment Bank.

Ricardo Nunez was appointed Chief Legal Officer, Secretary and Chief Compliance Officer effective the date of the Merger. Mr. Nunez served as Senior Vice President, General Counsel and Corporate Secretary since September 2017, after serving as Interim General Counsel since November 2016. Prior to joining Mativ, Mr. Nunez served as General Counsel for Vivex Biomedical, Inc., a Marietta, GA based biologics company from April 2015 to July 2016. Prior to that, he served as SVP, General Counsel and Corporate Secretary for HD Supply, Inc. a spinoff from The Home Depot, Inc. from March 2007 to April 2015. Mr. Nunez's previous experience also includes senior legal responsibilities at The Home Depot, Inc., General Electric Company, and Esso Inter-America, Inc. (the Latin America affiliate of Exxon Corporation), as well as private practice.

Mike Rickheim was appointed Chief Human Resources Officer and Chief Administrative Officer effective the date of the Merger. Mr. Rickheim served in the same role at Neenah since April 2020. Prior to joining Neenah, Mr. Rickheim served as the Chief Human Resources Officer for Newell Brands, Inc., where he held various roles of increasing responsibility related to HR business partnership, talent acquisition, talent development, employee engagement, inclusion & diversity and communications.

Cheryl Allegri was appointed Corporate Controller and Chief Accounting Officer of the Company, effective as of May 18, 2022. Prior to becoming Corporate Controller and Chief Accounting Officer, Ms. Allegri served as the Company's Assistant Controller since September 2018. She was previously employed at Halyard Health and Avanos Medical, Inc., serving as Assistant Controller Reporting and Control from September 2016 to September 2018. From October 1995 to August 2016, Ms. Allegri served the Company in several positions of increasing responsibility, including as Director of Accounting and Control. Ms. Allegri's other previous experience includes serving as Audit Manager with Deloitte & Touche, LLP.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2022 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•Our technological advantages are unlikely to continue indefinitely;
•Policing our intellectual property and patent rights is costly and may be unsuccessful;
•International geopolitical and other risks associated with our sales and operations outside of the United States, due to political unrest, terrorist acts, and national and international conflict, including Russia's invasion of Ukraine;
•Failure to comply with the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws or trade control laws, as well as other laws governing our operations;
•The effect of foreign currency exchange rates;
•We could be subject to changes in our tax rates, the adoption of new U.S., or foreign tax legislation or exposure to additional tax liabilities;
•Competition from several established competitors and limited market transparency;
•Our FBS segment is dependent upon a small number of customers for a significant portion of its sales;
•Continued governmental actions relating to tobacco products, as well as decreased demand for traditional products or the impacts of new related technologies such as e-cigarettes and vaping, may adversely impact our business;
•The availability of credit and changes in interest rates;
•The replacement of LIBOR with SOFR;
•Our failure to comply with the covenants contained in our credit agreements and other debt instruments could result in an event of default that could cause acceleration of our indebtedness;
•Future dividends on our common stock may be restricted or eliminated;
•Risks related to our internal and external expansion plans and asset dispositions;
•The substantial costs related to the integration of Neenah;
•Our failure to realize some or all of the anticipated benefits of the Merger;
•A loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners as a result of the Merger;
•Our future results may suffer if we do not effectively manage our expanded operations;
•We may not successfully integrate acquisitions into Mativ's operations;
•Our restructuring activities are time-consuming and expensive;
•The cost and availability of raw materials and energy;
•A failure of, or a security breach in, a key information technology system could compromise our information and expose us to liability;
•We rely on a limited number of key employees;
•We face various risks related to the COVID-19 pandemic and similar health-related outbreaks;
•Our business is subject to various environmental laws, regulations and related litigation that could impose substantial costs or other liabilities on us;
•Environmental, social and governance ("ESG") issues may have an adverse effect on our business, financial condition and results of operations, the desirability of our stock, and may damage our reputation;
•Increases in costs of pension benefits may reduce our profitability;

•We are subject to various legal actions and other claims;
•Any loss or interruption of the operations of our facilities;
•Fluctuations in construction and infrastructure spending; and
•We have historically experienced significant cost savings and productivity benefits relating to our ongoing operational excellence program.

New smoking technologies such as e-cigarette and vaping technologies provide an alternative to and may decrease demand for traditional cigarettes and cigars, which could result in a decrease in demand for our products and adversely affect our consolidated results of operations, financial position and cash flows.

New smoking technologies, including e-liquids, vapable oils and other vaping products, provide an alternative to traditional cigarettes and cigars, which could result in a decrease in demand for our products, including cigarette papers, reconstituted tobacco leaf ("RTL") and associated items. As of December 31, 2022, approximately 60% of FBS segment sales are to customers in the tobacco end-market, with the majority of tobacco sales comprised of cigarette papers. Future sales and any future profits from cigarette papers and reconstituted tobacco products are substantially dependent upon the continued use of traditional cigarettes and cigars. Growth in the use of, and interest in, e-liquids, vapable oils and other vaping products is likely to continue. While traditional tobacco products are well established and revenue from traditional cigarette sales represents a substantial majority of total industry revenue, new smoking technologies may become more widely adopted and the business, growth prospects and financial condition of our FBS segment may be adversely affected.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented several of our innovations, particularly with regard to cigarette paper used to produce LIP cigarettes. This has enhanced our ability to sell products and to provide added functionality and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how to, and earn royalty income from, third parties. Ultimately, our various patents will expire and some may be held invalid in certain jurisdictions before their expiration dates. In addition to protecting certain of our technological advantages through patenting, we also protect a significant amount of our technological advantages as trade secrets, especially with regard to our ATM segment and our RTL products. As we expand our operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

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

Our operations are located in many countries around the world and operate, to a degree, in a decentralized manner. There are inherent control and fraud risks in such a structure. Moreover, we have manufacturing facilities in fourteen countries and two joint ventures in China and sell products in over 100 countries, many of which are emerging and undeveloped markets.

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

We are subject to anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, the 2013 Brazilian Clean Companies Act, the U.K. Bribery Act of 2010, the 2013 Russian Law on Preventing Corruption and these other laws generally prohibit us, our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations, or collectively, Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with such laws or requirements, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition, results of operations and cash flows.
A significant portion of our revenues are generated from operations outside the U.S. In addition, we maintain significant operations and acquire or manufacture many of our products outside the U.S. The functional currency of our international subsidiaries is generally the local currency in which each subsidiary operates. In particular, a large portion of our commercial business is denominated in euros and British pounds. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars. As a result, our future revenues, costs, results of operations and earnings could be significantly affected by changes in foreign currency exchange rates, especially the euro to U.S. dollar exchange rate and the British pounds to U.S. dollar exchange rate.

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

Changes in foreign currency exchange rates also impact the amount reported in Other income (expense), net. For instance, when a non-local currency receivable or payable is not settled in the period in which it is incurred, we are required to record a gain or loss, as applicable, to reflect the impact of any change in the exchange rate as of the end of the period. We also have to reflect the translation rate impact on the carrying value of our foreign assets and liabilities as of the end of each period, which is recorded as unrealized translation adjustment in Other comprehensive income (loss).

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

Four of our largest competitors for engineered papers in the FBS business are delfort group AG ("delfort"), Julius Glatz GmbH ("Glatz"), Miquel y Costas & Miquel S.A. ("Miquel y Costas") and PT BUKIT Muria Jaya ("BMJ"). All four primarily operate from modern and cost-effective plants in Western Europe and Asia and are capable and long-standing suppliers to the tobacco industry. Further, three such competitors, delfort, Glatz and BMJ, are privately held and the third, Miquel y Costas, is a closely held public company. Thus, their financial results and other business developments and strategies are not disclosed to the same extent as ours, which provides them some advantage in dealing with customers. Given the concentration of most of our competitors in Western Europe, which has seen declining demand for combustible products and has labor laws that make reducing capacity expensive and slow, excess capacity exists and therefore price competition is acute. We believe that all four competitors have good relationships with the multinational cigarette companies, as does the Company. The multinational cigarette companies have been known to use these close relationships to encourage the development of enhanced competition through supporting competitive products and facilities, especially when confronted with new, high-value technologies such as porous plug wrap in the past and LIP today. We believe our Engineered paper products compete primarily on product features, price, innovations and customer service. Due to many of the factors described above, we have a limited ability to predict trends in the industry and there may be a time lag before we become aware of developing trends in the industry.

Our ATM segment products compete to some degree against specialty products made by competitors such as Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, Avery Dennison, Ahlstrom-Munksjo, Mondi plc, Loparex LLC, Monadnock Paper Mills, Inc., and Potsdam Specialty Paper, Inc. We believe our ATM products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our ATM segment operations.

Currently, fine papers used to produce cigarettes are only exported on a limited basis from available capacity in China and other Asian locations to western multinational cigarette companies due to government taxes and tariffs, which limit price competitiveness, as well as due to customer preferences. Should conditions change in this regard, capacity that currently is operating in China and elsewhere in Asia would present a risk to our competitive position outside Asia and place further pressure on our legacy paper production platforms. Similarly, we are starting to see increased competition for some of our ATM products from companies in China, which, we believe, may have lower operating costs than us, resulting in a potential price advantage for such companies.

Further, as a result of excess capacity in the combustibles papers industry and increased operating costs, competitive levels of selling prices for certain of the Company's products are not sufficient to cover those costs with a margin that the Company considers reasonable. Such competitive pressures have resulted, and could result in the future, in downtime of certain paper production machines and, in some cases, accelerated depreciation or impairment charges for certain equipment as well as employee severance expenses associated with downsizing or restructuring activities.

FBS segment is dependent upon a small number of customers for a significant portion of its sales; the loss of one or more of these customers could have a material adverse effect on the business.

Five FBS customers, together with their respective affiliates and designated converters, accounted for approximately 12% of our FBS net sales in 2022. The loss of one or more of these customers, or a significant reduction in their purchases, particularly those that impact our sales of LIP papers or Recon, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, significant consolidation has occurred among our tobacco customers and may continue to occur, thereby increasing our dependence upon a fewer number of industry customers and increasing the negotiating leverage of those customers that remain. If any of our customers were to change suppliers, in-source production of combustible products, institute significant cost-cutting measures or experience financial difficulty, then these customers may substantially reduce their purchases from us, which could adversely impact our financial condition, results of operations and cash flows. In addition, adverse results in the negotiation of any of our significant customer contracts, the terms of which are typically negotiated every one to three years, could significantly impact our financial condition, results of operations and cash flows.

We expect our business to continue to be adversely impacted by governmental actions relating to tobacco products, as well as by decreased demand for tobacco products due to declining social acceptance of smoking, new smoking technologies such as e-cigarette and vaping technologies, and litigation in the U.S. and other countries.

In 2022, approximately 20% of our net sales were from products used by the tobacco industry in making cigarettes or other tobacco products. Cigarette consumption outside of Asia has generally declined due to, among other things, the diminishing social acceptance of smoking, public reports with respect to the possible harmful effects of smoking, including effects of second-hand smoke, the use of other tobacco products, the development and use of new tobacco-related or substitute products or technologies, such as e-cigarettes, e-liquids, vapable oils and other vaping products, that do not use our products, and, particularly in the U.S., to litigation and actions on the part of private parties to restrict smoking. For instance, litigation is continuing against major U.S. manufacturers of consumer tobacco products seeking damages for health problems allegedly resulting from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or the effect adverse developments in pending and future litigation may have on the tobacco industry or its demand for our products, but in the past, litigation has adversely affected demand for consumer tobacco products. These factors have led, and could lead, to certain merchants deciding not to sell tobacco products. As a result, the overall demand for conventional tobacco cigarettes outside of Asia has generally been declining in terms of volume of sales. These declines have had an adverse effect on demand for our products in these regions. We expect these trends to accelerate and thus to continue to reduce smoking levels and adversely affect demand for our products, which could have a material adverse impact on our future financial condition, results of operations and cash flows.

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

We supplement operating cash flow with bank borrowings under a secured credit agreement with a syndicate of banks. Borrowings under this agreement will mature in 2027 and 2028. To date, we have been able to access credit when needed and on commercially reasonable terms. However, deterioration of credit markets, including an economic crisis in the U.S. or elsewhere, whether or not caused by the U.S. or European debt ceiling, deficits and budget issues, could have an adverse impact on our ability to negotiate new credit facilities or access or renew our existing one. Constraints on the availability of credit, or the unavailability of credit at reasonable interest rates, would negatively impact our business, including potentially impairing our ability to declare dividends, conduct share buy-backs and make acquisitions.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2022, the percentage of the Company’s fixed and floating interest rate debt was 20.8% and 79.2%, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Including the impact of these transactions, as of December 31, 2022, the percentage of the Company’s debt subject to fixed and floating rates of interest was 77.1% and 22.9%, respectively.

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

Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, which are primarily based on LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates and will cease publication of U.S. dollar ("USD") LIBOR as of June 30, 2023. The Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), and Office of the Comptroller of the Currency (“OCC”) have issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified SOFR as its preferred alternative for USD LIBOR. Because of inherent differences between LIBOR and SOFR, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. SOFR may fail to gain market acceptance.

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

Our failure to comply with the covenants contained in our credit agreements and other debt instruments could result in an event of default that could cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in our credit agreements or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all.

Future dividends on our common stock may be restricted or eliminated.

Dividends are declared at the discretion of our Board of Directors, and future dividends will depend on our future earnings, cash flow, financial requirements and other factors. Our ability to pay cash dividends on our common stock may be limited under the terms of our credit agreements or other debt instruments. There can be no assurance that we will continue to pay dividends in the future.

Our internal and external expansion plans and asset dispositions entail different and additional risks relative to the rest of our business.

From time to time, we consider acquisitions in connection with our diversification initiatives. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. It is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business, due to, among other things, integration and employee retention challenges, contrasting company cultures and different information technology and reporting systems. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives, smooth integrations or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms, that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to our earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or internal growth, present additional risks, including causing us to incur unknown or new types of liabilities, subjecting us to new regulatory frameworks and new market risks, and acquiring operations in new geographic regions with challenging labor, regulatory and tax regimes. The potential future expansion of our ATM business unit or other operations could cause these operations to face additional competition from larger and more established competitors than is currently the case.

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

Mativ will likely continue to incur substantial costs related to the integration of Neenah.

Mativ will likely continue to incur substantial integration costs in connection with the Merger. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses, including purchasing, accounting and finance, sales, payroll, pricing and benefits.

While Mativ has assumed that certain expenses would be incurred in connection with the Merger and the integration of the businesses, there are many factors beyond Mativ’s control that could affect the total amount or the timing of the integration expenses. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. Although Mativ expects that the elimination of duplicative costs and the realization of other economies of scale-related efficiencies related to the integration of the businesses may offset incremental Merger-related and integration costs over time, any net benefit may not be achieved in the near term or at all. These integration costs may result in Mativ taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

Combining SWM and Neenah may be more difficult, costly or time consuming than expected, and Mativ may fail to realize some or all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings, operational synergies and other perceived benefits from combining the businesses of SWM and Neenah. To realize the cost savings, operational synergies and other perceived benefits from the Merger, Mativ must successfully integrate and combine the two businesses in a manner that permits those benefits to be realized. If Mativ is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. For example, the actual cost savings, operational synergies and other perceived benefits of the Merger could be less than anticipated or take longer to realize than anticipated for a variety of reasons, including those set forth in these Risk Factors.

It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with employees, customers, suppliers or other business associates and constituencies or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on Mativ during this transition period and for an undetermined period after completion of the Merger on the combined company.

The Merger may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the termination of existing contracts.

Due to the Merger, some of the customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners of Mativ may terminate or scale back their current or prospective business relationships with Mativ. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that Mativ is too closely allied with one of their competitors. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the Merger, Mativ’s business and financial performance could suffer.

Mativ’s future results may suffer if it does not effectively manage its expanded operations following the Merger.

Following the completion of the Merger, the size of our business increased significantly. Mativ’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that Mativ will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

We may not successfully integrate acquisitions into Mativ's operations and we may be unable to achieve anticipated cost savings or other synergies.

The integration of the operations of acquired companies involves a number of risks and presents financial, managerial, reporting, legal and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating information systems, financial reporting activities, employee retention and integrating and retaining management and personnel from acquired companies. Among these risks are potential loss of consumer awareness and demand for the acquired companies’ products based on the rebranding of those products under the Company’s legacy brand names. Additionally, we may not be able to achieve anticipated cost savings or commercial or growth synergies for a number of reasons, including contractual constraints and obligations or an inability to take advantage of expected commercial opportunities, inability to achieve increased operating efficiencies or commercial expansion of key technologies. Failure to successfully integrate acquired companies into Mativ's operations may have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use in our FBS segment, and some resins used by our ATM segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. Also, in that same time period, the cost of polypropylene has fluctuated significantly based on a number of factors, including changes in global oil markets. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our ATM segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use.

Our manufacturing operations, in particular paper manufacturing, is energy-intensive. In the U.K., the European Union, China and the U.S., availability of energy generally is reliable, although prices can fluctuate significantly based on demand. Western Europe is becoming significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to Western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to Western Europe and, consequently, the cost and availability of electricity to our European operations. In Brazil, because production of electricity is heavily reliant upon hydroelectric plants, availability of electricity can be, and has been in the past, affected by rain variations. Electricity in Brazil is also heavily taxed. Due to the competitive pricing of most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or be breached due to employee or third-party error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims, proceedings, or regulatory penalties, including penalties under EU privacy laws, and could disrupt our operations. Although we are insured against cyber risks and security breaches up to an annual aggregate limit, our liability insurance may be inadequate and may not fully cover the costs of any claim or any damages we might be required to pay, and we may not be able to obtain adequate liability insurance in the future on commercially desirable or reasonable terms or at all. During the year ended December 31, 2022, the Company became aware of a cyber attack that had been made against certain systems within the Company's network environment. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

We rely on a limited number of key employees.

The loss of any of our key employees, including our CEO and her direct reports, could adversely affect our business and thus our financial condition, results of operations and cash flows. Because a part of our business is tied to the tobacco industry, we may also experience difficulty in retaining and hiring qualified executives and other personnel in our ATM segment, at corporate and/or in FBS.

We face various risks related to the COVID-19 pandemic and similar health-related outbreaks, which have had, and may continue to have, material adverse effects on our business, financial condition, results of operations and cash flows.
We face various risks related to the COVID-19 pandemic and similar health-related outbreaks. Such risks include:

•Decreased demand and volatility in sales due to operational disruptions faced by some of our customers, and the threat of a sustained economic downturn driven by a global reaction to health-related outbreaks.
•Disruptions to our manufacturing sites and operations due to temporary closures of our facilities to comply with government-imposed restrictions and to address other health-related factors.
•Disruptions to our suppliers, and our inability to secure alternate sourcing quickly, which could adversely impact our production and cause us to alter production schedules or suspend production entirely.
•The inability of our employees to work in our offices or our facilities due to personal health concerns and/or government-imposed restrictions in response to the health-related outbreaks, such as mandatory business closures, limits on non-essential travel, “social or physical distancing” guidelines and “shelter-in-place” mandates.

The occurrence of the above risks could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business depends upon good relations with our employees. Work stoppages, slowdowns or legal action by our unionized employees may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We employ approximately 7,500 employees, including certain manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future and problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

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

ESG issues may have an adverse effect on our business, financial condition and results of operations, the desirability of our stock, and may damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our ESG goals or evolving investor, industry, or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, the desirability of our stock to investors, and our business or financial condition may be adversely affected. Increased focus and activism on ESG topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, deforestation, waste, and other sustainability concerns. These demands could cause us to incur additional costs or to make changes to our operations to comply with such demands. In addition to environmental issues, these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.

Increases in costs of pension benefits may reduce our profitability.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholders' equity. At the end of 2022, the combined projected benefit obligation of our pension plans had a net underfunding of $26.8 million. For a discussion regarding our pension obligations, refer to Note 18. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

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

Our revenues depend on the effective operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation or operation of equipment, explosions, fires, natural disasters, failure to achieve or maintain safety or quality standards, work stoppages, supply or logistical outages, and the need to comply with environmental and other directives of governmental agencies. Moreover, natural disasters, political crises, public health crises (such as the ongoing COVID-19 pandemic and the measures put in place to reduce its spread) or other unforeseen catastrophic events in any of the countries in which we operate may negatively impact our facilities, our supply chain or customers. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations. The occurrence of material operational problems, including, but not limited to, the above events, could cause the loss or interruption of operations for a significant length of time, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, many of our operations require a reliable and abundant supply of water. Production facilities for our FBS segment rely on a local water body or water source for their water needs and, therefore, are particularly sensitive to drought conditions or other natural or man-made interruptions to water supplies. At various times and for differing periods, we have had to modify operations at certain of our mills due to water shortages, water clarity, or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our production facilities due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

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

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing operational excellence program in our FBS segment. We expect to continue to achieve significant savings and benefits from this program; however, we may be unable to continue in the future to obtain savings and benefits in line with historical achievements, and our profitability and financial results could be adversely affected.

Similarly, though we have initiated implementation of this program in our ATM business operations in order to achieve margin improvements, due to the different company cultures of the acquisitions that make up a significant part of ATM and our continuing integration of these acquisitions, we may not be able to achieve the desired margin improvements through our operational excellence program at ATM.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we operated a total of 47 production facilities on four continents.

Our principal production facilities as of December 31, 2022 are summarized below:

Geographic Region	ATM	FBS
U.S.	17	8
Europe[1]	11	5
Asia/Pacific (including China)[2]	3	0
Americas (excluding U.S.)	2	1
Total[3]	33	14
(1) The manufacturing site in Strykow, Poland and Quakertown, Pennsylvania serve both the ATM and FBS segments.
(2) Does not include two sites owned by the two Chinese joint-ventures in which we have a non-controlling investment.
(3) Includes leased sites as follows: United States - 7, Europe - 3, Asia/Pacific - 3, Americas - 1.

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

Litigation

Brazil

SWM-Brazil "SWM-B" received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively, the "Electricity Assessments"). The first through fourth assessments were received in February 2008, June 2011, October 2013, and August 2018, respectively.

SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($11.0 million based on the foreign currency exchange rate at December 31, 2022), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised fourth Electricity Assessments for a combined amount of $9.0 million. SWM-B filed challenges to these

2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such so no loss has been accrued in our consolidated financial statements.

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

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company has appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. The ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company's claim for damages against Glatz. Glatz's counterclaim against the Company is still pending and is scheduled for hearing in March 2023. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact on us of such litigation.

The Company cannot determine the outcome of the patent infringement matters; as such, no loss has been accrued in our consolidated financial statements.

Environmental Matters

The Company's operations are subject to various nations' federal, state and local laws, regulations and ordinances relating to environmental matters. The nature of the Company's operations exposes it to the risk of claims with respect to various environmental matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. While the Company has incurred in the past several years, and will continue to incur, capital and operating expenditures to comply with environmental laws and regulations, it believes that its future cost of compliance with environmental laws, regulations and ordinances, and its exposure to liability for environmental claims and its obligation to participate in the remediation and monitoring of certain hazardous waste disposal sites, will not have a material effect on its financial condition or results of operations. However, future events, such as changes in existing laws and regulations, or unknown contamination or costs of remediation of sites owned, operated or used for waste disposal by the Company (including contamination caused by prior owners and operators of such sites or other waste generators) may give rise to additional costs which could have a material effect on its financial condition or results of operations.

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2022, there were no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock, $0.10 par value per share ("Common Stock") is trading on the New York Stock Exchange (NYSE") under the symbol "MATV." Prior to the Merger, our Common Stock was listed on the NYSE, trading under the symbol "SWM" since November 30, 1995. On February 22, 2023, our stock closed at $25.70 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2017 through December 31, 2022 with the comparable cumulative total returns of the Russell 2000, S&P SmallCap 600 Capped Materials Index and self-constructed peer group, both of which we consider to be reflective of the performance of the industries in which we operate. The peer group portfolio includes ten U.S. based materials companies including Berry Global Group Inc, Clearwater Paper Corp., Glatfelter Corp., Graphic Packing Holding Corp, Greif Inc., Deluxe Corp., Rayonier Advanced Materials Inc., Sealed Air Corp, Essentra Plc, and Eastman Chemical Co. In 2021, the peer group included Neenah Inc. and Intertape Polymer Group Inc., which were acquired during 2022 and are no longer peer group public entities. They were replaced with Deluxe Corp. and Eastman Chemical Co.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2017, and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five-Year Return

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Mativ Holdings Inc.
Russell 2000
S&P SmallCap 600 Capped Materials
2021 Peer Group
2022 Peer Group

Holders. As of February 22, 2023, there were 1,895 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2022, 2021 and 2020, we declared and paid cash dividends totaling $1.68, $1.76, and $1.76 per share, respectively. On February 22, 2023, we announced a cash dividend of $0.40 per share payable on March 24, 2023 to stockholders of record as of the close of business on March 7, 2023. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 14. Debt of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2022.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2022 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	(in millions)	(in millions)
January 1-March 31, 2022	94,847	$30.96	—	$—	$—
April 1-June 30, 2022	1,387	27.50	—	—	—
July 1-September 30, 2022	158,428	21.65	—	—	—
October 1-October 31, 2022	13,244	23.90	—	—	—
November 1-November 30, 2022	3,926	23.49	—	—	—
December 1-December 31, 2022	1,195	20.35	—	—	—
Total 2022	273,027	$25.04	—	$—	$—

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards. Refer to Note 19. Stockholder's Equity of the Notes to Consolidated Financial Statements.

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

Item 6. Selected Financial Data

Due to the significance of the merger with Neenah, Inc. and the resulting change in our reportable segments, management deemed the historical selected information is not informative; and, therefore, it is intentionally omitted. Refer to the supplemental combined legacy financial information in the Company's Current Report on Form 8-K filed on December 22, 2022.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions that we consider reasonable. For information about risks and exposures relating to us and our business, you should read the sections entitled "Factors That May Affect Future Results," in Part I, Item 1A of this Annual Report on Form 10-K and "Forward Looking Statements" at the end of this Item 7. Unless the context indicates otherwise, references to "Mativ," the "Company," "we," "us," "our," or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

Merger

On July 6, 2022, the Company completed its previously announced merger with Neenah, Inc. ("Neenah") under the terms of an Agreement and Plan of Merger ("Merger Agreement"), pursuant to which a wholly-owned subsidiary merged with and into Neenah (the "Merger"), with Neenah surviving as a direct and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, each share of Neenah common stock outstanding was exchanged for 1.358 shares of common stock in the Company. As a result of the Merger, the Company issued approximately 22.8 million shares of its common stock to Neenah shareholders under the terms of the Merger Agreement. Based on our closing stock price on July 5, 2022, the total value of shares issued to Neenah shareholders was approximately $534.1 million.

Upon completion of the Merger, the Company changed its name to Mativ Holdings, Inc. Shares of the Company's common stock commenced trading on the New York Stock Exchange under the ticker symbol "MATV" as of market open on July 6, 2022. The Company's previous ticker symbol was "SWM". Refer to Note 5. Business Acquisitions in the Notes to Consolidated Financial Statements for further information related to the Merger.

Prior to the completion of the Merger, we operated in two reporting segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the reporting segments are: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). ATM is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy SWM Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged Neenah segments have been allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure. Refer to Note 21. Segment Information in the Notes to Consolidated Financial Statements for further information on our segments.

This MD&A discusses the financial condition and results of operations of the Company as of and for the year ended December 31, 2022, which includes Neenah.

During the year ended December 31, 2022, the Company became aware of a cyber attack that had been made against certain systems within the Company’s network environment. The attack temporarily affected operations and caused delays in execution of sales transactions at some locations. In addition, the Company incurred financial costs to investigate and remediate the incident, some of which are expected to be mitigated by insurance. During the incident, the attackers accessed and exfiltrated Company data, including some personally identifying information of certain Company employees. The Company believes it has contained the incident, which only affected certain systems, and it has restored operations and notified affected individuals. The Company has put in place remediation measures designed to help prevent future similar attacks and has proactively undertaken to implement certain other enhancements to its security system.

CRITICAL ACCOUNTING ESTIMATES

We disclose those accounting estimates that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the first note to our consolidated financial statements included elsewhere herein. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and disclosure of contingencies. Changes in these estimates could have a material impact on our financial position, results of operations, and cash flows. We discussed with the Audit Committee of the Board of Directors the estimates and judgments made for each of the following items and our accounting for and presentation of these items in the accompanying consolidated financial statements:

Income Taxes

Our income tax expense (benefit), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The complexity of our global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and consolidated income tax expense (benefit).

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification Topic No. 740, Income Taxes ("ASC 740"), states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Revenue Recognition

We recognize revenue when control of a product is transferred to the customer. Control is transferred when the products are shipped from one of our manufacturing facilities to the customer. The cost of delivering finished goods to our customers is recorded as a component of cost of products sold. Those costs include the amounts paid to a third party to deliver the finished goods. Freight costs billed to and paid by a customer are included in net sales.

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

We do not typically include extended payment terms or significant financing components in our contracts with customers. Certain sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration. We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within sales and marketing expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, we treat shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

Contingencies

We accrue an estimated loss by taking a charge to income when the likelihood that a future event, such as a legal proceeding, will result in a loss or the occurrence of a liability is probable, and the amount of loss can be reasonably estimated. We disclose material contingencies if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial condition, results of operations, and our cash flows.

For further information, refer to "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 20. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 24% of our total assets as of December 31, 2022. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 5 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

As a result of excess capacity in FBS end-markets and increased purchased material and operating costs experienced in the last several years, competitive selling prices for certain of our products are not sufficient to cover our costs with a reasonable margin. Such competitive pressures have resulted in downtime of certain paper machines and, in some cases, accelerated depreciation or impairment of certain equipment, and employee severance. We have also incurred restructuring costs in our ATM segment in pursuit of synergies from integrating our acquisitions. In recent years, we have restructured our operations to improve our competitiveness and profitability. As a result, we incurred significant charges related to asset impairments, accelerated depreciation and employee severances.

Management continues to evaluate how to operate our production facilities more effectively. Further restructuring actions are possible that might require additional impairments or accelerated depreciation of some equipment.

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate growth and discount rates. In particular, the estimated fair value of intangible assets acquired may consider available historical information along with expectations and assumptions about future performance. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Changes in these assumptions may have a significant impact on the fair value of assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated financial statements. Refer to Note 5. Business Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Goodwill and Unamortized Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). Goodwill is not impaired if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, we would proceed to the goodwill impairment test. In the goodwill impairment test, fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment tests performed on October 1, 2022 and 2021 did not indicate any impairment of goodwill.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 12 to 23 years for customer relationships and 4 to 20 years for developed technology, patents and other intangible assets. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment following a method similar to the impairment testing for Goodwill. Testing of these assets is performed annually and whenever events and circumstances indicate that impairment may have occurred. The annual impairment tests performed on October 1, 2022 and 2021 did not indicate any impairment of intangible assets.

The fair value estimates used in the assessment of impairment for both goodwill and intangible assets consider historical trends in addition to significant assumptions including projections of future performance. Changes in these assumptions can have a significant impact on the assessment of fair value.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

For a discussion regarding recently adopted accounting pronouncements, refer to Recently adopted Accounting Pronouncements included in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

SUMMARY

In 2022, Mativ reported net loss of $6.6 million on total net sales of $2,167.4 million. Compared to the prior year, net sales increased $727.4 million, or 50.5%. Sales reflected the addition of the Neenah operations, organic sales growth primarily from price increases across the product lines, and negative currency impacts. ATM segment net sales increased $465.5 million, or 50.0%, compared to prior year primarily driven by the addition of the Neenah operations, with strong growth in release liners, and protective solutions. FBS segment net sales increased $261.9 million, or 51.4% compared to prior year primarily due to the addition of the Neenah operations and strong gains in packaging and specialty papers. The Company has implemented price increases across the segments in response to higher input costs.

The Company had net loss of $6.6 million in 2022 compared to net income of $88.9 million in 2021. The Company incurred significant merger and divestiture expenses that impacted net income, which included $72.6 million of expenses related to the Neenah merger and associated integration, as well as $19.3 million of restructuring and impairment costs primarily related to the divestiture of a financially immaterial portion of the business that served the industrials end-market. In addition, the Company incurred an incremental $29.4 million of non-cash purchase accounting expenses related to the Neenah merger.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2022 (1)	2021 (2)	2020 (3)
	(in millions, except per share amounts)
Net sales	$2,167.4	$1,440.0	$1,074.4
Cost of products sold	1,729.8	1,109.7	766.1
Gross profit	437.6	330.3	308.3
Selling expense	74.2	46.7	36.9
Research and development expense	26.6	20.3	13.8
General expense	266.1	169.9	116.9
Total nonmanufacturing expenses	366.9	236.9	167.6

Restructuring and impairment expense	19.3	10.1	11.9
Operating profit	51.4	83.3	128.8
Interest expense	86.1	46.1	30.5
Other income (expense), net	10.3	35.9	(1.0)
Income (Loss) before income taxes and income from equity affiliates	(24.4)	73.1	97.3

Income tax expense (benefit)	(12.6)	(9.4)	18.4
Income from equity affiliates, net of income taxes	5.2	6.4	4.9
Net income (loss)	$(6.6)	$88.9	$83.8
Dividends paid to Common Stockholders	(0.9)	(0.6)	(0.7)
Undistributed earnings available to Common Stockholders	—	(0.5)	(0.4)
Net income (loss) attributable to Common Stockholders	$(7.5)	$87.8	$82.7

Net income (loss) per share
Basic	$(0.18)	$2.83	$2.68
Diluted	$(0.18)	$2.80	$2.66
(1) Results during the year ended December 31, 2022 include Neenah from the July 6, 2022 acquisition date to December 31, 2022.
(2) Results during the year ended December 31, 2021 include Scapa from the April 15, 2021 acquisition date to December 31, 2021.
(3) Results during the year ended December 31, 2020 include Tekra from the March 13, 2020 acquisition date to December 31, 2020.

Comparison of the Years Ended December 31, 2022 and 2021

Net Sales

The following table presents net sales by segment (in millions):

	2022	2021	Change	Percent Change
Advanced Technical Materials	$1,396.2	$930.7	$465.5	50.0%
Fiber-Based Solutions	771.2	509.3	261.9	51.4%
Total	$2,167.4	$1,440.0	$727.4	50.5%

Net sales of $2,167.4 million during the year ended December 31, 2022 increased $727.4 million, or 50.5% compared to the prior year-end. ATM segment net sales of $1,396.2 million during the year ended December 31, 2022 increased $465.5 million, or 50.0% compared to prior year-end. Sales reflected the addition of the Neenah operations, organic sales growth from price increases and volume growth across the product lines, and negative currency impacts. The Company implemented price increases across the segment in response to higher input costs. The strongest sales gains in ATM were in release liners, and protective solutions.

FBS segment net sales of $771.2 million during the year ended December 31, 2022 increased $261.9 million, or 51.4% compared to the prior year-end. Sales reflected the addition of the Neenah operations, organic sales growth primarily from price increases across the product lines, and negative currency impacts. The Company implemented price increases across the segment in response to higher input costs. The strongest sales gains in FBS were in packaging and specialty papers products.

Gross Profit

The following table presents gross profit (in millions):

				Percent Change	Percent of Net Sales
	2022	2021	Change		2022	2021
Net sales	$2,167.4	$1,440.0	$727.4	50.5%	100.0%	100.0%
Cost of products sold	1,729.8	1,109.7	620.1	55.9%	79.8%	77.1%
Gross profit	$437.6	$330.3	$107.3	32.5%	20.2%	22.9%

Gross profit of $437.6 million during the year ended December 31, 2022 increased $107.3 million, or 32.5%, compared to the prior year-end. ATM gross profit increased $87.6 million, or 47.8% and FBS gross profit increased $19.7 million, or 13.4%, which reflected the addition of the Neenah operations, organic growth, as well as price increases more than offsetting higher input costs, including pulps and fibers, resins, and energy. In addition, the Company incurred $19.3 million related to purchase accounting expenses which increased Cost of products sold.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

				Percent Change	Percent of Net Sales
	2022	2021	Change		2022	2021
Selling expense	$74.2	$46.7	$27.5	58.9%	3.4%	3.2%
Research and development expense	26.6	20.3	6.3	31.0%	1.2%	1.4%
General expense	266.1	169.9	96.2	56.6%	12.3%	11.8%
Nonmanufacturing expenses	$366.9	$236.9	$130.0	54.9%	16.9%	16.4%

Nonmanufacturing expenses of $366.9 million during the year ended December 31, 2022 increased $130.0 million, or 54.9%, compared to the prior year-end. The increase is primarily due to direct and indirect merger acquisition and integration costs of $72.6 million, an increase in amortization expenses related to Neenah's intangible assets of $10.0 million, as well as the addition of Neenah's general expenses.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense by segment (in millions):

				Percent of Net Sales
	2022	2021	Change	2022	2021
Advanced Technical Materials	$17.2	$1.9	$15.3	1.2%	0.2%
Fiber-Based Solutions	1.3	8.2	(6.9)	0.2%	1.6%
Unallocated expenses	0.8	—	0.8
Total	19.3	$10.1	$9.2	0.9%	0.7%

The Company incurred total restructuring and impairment expense of $19.3 million in the year ended December 31, 2022, compared to $10.1 million in the year ended December 31, 2021, an increase of $9.2 million, or 91.1%.

In the ATM segment, the Company incurred $17.2 million of restructuring and impairment expenses in the year ended December 31, 2022, of which $13.9 million was related to the write-down of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end-market. The assets were sold during the third quarter for net proceeds of $4.6 million and a loss of $0.4 million. The remaining $3.3 million of restructuring and impairment expenses is primarily related to the termination of a contract with an existing customer and the closure of the Appleton, Wisconsin facility, a facility acquired through the Merger. The Company recognized $1.9 million of restructuring and impairment expense in the prior-year period related to equipment impairment charges.

In the year ended December 31, 2022, the FBS segment recognized $1.3 million of restructuring and impairment expense primarily related to pension benefits for the Winkler, Manitoba facility. In the prior-year period, restructuring and impairment expense in the FBS segment included $4.7 million primarily related to costs associated with closing the Spotswood, New Jersey facility and preparing it for sale, medical benefits and other accruals relating to the Spotswood facility, as well as $0.8 million of severance-related restructuring expenses associated with the closure of the Winkler facility in Canada. The FBS segment also recognized $2.7 million of restructuring expenses in 2021 primarily related to severance accruals at our manufacturing operations in France.

Restructuring and impairment costs related to the Merger are included in corporate expenses as other unallocated expenses as these costs are not included in management's evaluation of the segments' performance. Unallocated and impairment expense for the year ended December 31, 2022 included $0.8 million related to the modification of leases due to the Merger. There were no unallocated expenses related to restructuring in the prior year-end.

Operating Profit

The following table presents operating profit by segment (in millions):

				Percent Change	Return on Net Sales
	2022	2021	Change		2022	2021
Advanced Technical Materials	$98.8	$61.6	$37.2	60.4%	7.1%	6.6%
Fiber-Based Solutions	106.6	100.5	6.1	6.1%	13.8%	19.7%
Unallocated expenses	(154.0)	(78.8)	(75.2)	(95.4)%
Total	$51.4	$83.3	$(31.9)	(38.3)%	2.4%	5.8%

Operating profit was $51.4 million in the year ended December 31, 2022, compared to $83.3 million in the year ended December 31, 2021, a decrease of $31.9 million, or 38.3%.

In the ATM segment, operating profit in the year ended December 31, 2022 was $98.8 million compared to $61.6 million in the year ended December 31, 2021, an increase of 60.4%. In the FBS segment, operating profit in the year ended December 31, 2022 was $106.6 million, an increase of $6.1 million, or 6.1%, compared to the prior year-end. In both segments, operating profit reflected the addition of the Neenah operations and the benefit of price increases more than offsetting higher input costs, partially offset by $29.4 million in purchase accounting expenses and higher intangible asset amortization expenses associated with the Merger.

Unallocated expenses in the year ended December 31, 2022 were $154.0 million, an increase of $75.2 million, or 95.4%, compared to the prior year-end. The increase was primarily due to $72.6 million in merger and integration costs related to the Merger, the addition of Neenah's unallocated expenses, and expenses related to the cybersecurity incident.

Interest Expense

Interest expense was $86.1 million in the year ended December 31, 2022, an increase of $40.0 million, or 86.8%, compared to the year ended December 31, 2021. Excluding a benefit of $4.5 million prior year expense reversal related to the favorable settlement of Brazil tax assessments as discussed in Note 20. Commitments and Contingencies of the Notes to Consolidated Financial Statements, interest expense increased mainly due to the incremental expense of assuming Neenah's debt and higher average floating interest rates.

The weighted average effective interest rate on our debt facilities, including the impact of interest rate hedges, was approximately 5.11% and 4.04% for the years-ended December 31, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income (expense), net was income of $10.3 million in the year ended December 31, 2022, a decrease of $25.6 million, or 71.3%, compared to the year ended December 31, 2021. The current year included $7.3 million of sales of carbon dioxide credits in France, a $2.9 million gain on sale of equipment at the Winkler facility, and $2.0 million of foreign currency loss (net of derivatives activity). Other income (expense), net was income of $35.9 million during the year ended December 31, 2021, mainly reflecting a $35.2 million gain from the sale of the Spotswood facility, a $4.0 million sale of carbon dioxide credits in France, as well as a $1.6 million favorable Brazil tax assessment settlement, offset by $6.9 million in realized foreign currency loss related to timing of the Scapa acquisition cash settlement.

Income Taxes

The $12.6 million and $9.4 million benefit for income taxes in the years-ended December 31, 2022 and 2021, respectively, resulted in an effective tax rate of 51.6% compared with (12.9)% in the prior year. The net change was primarily due to adjustments to valuation allowances in the current and prior period, significant one-time items related to the Neenah merger in 2022 and favorable mix of earnings in the current period.

Income from Equity Affiliates

Income from equity affiliates, net of income taxes, was $5.2 million in the year ended December 31, 2022, compared to $6.4 million during the prior year and reflects the results of operations of China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD and China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD. The decline in profitability was due to higher input costs.

Net Income (Loss) and Loss per Share

Net loss in the year ended December 31, 2022 was $6.6 million, or $0.18 per diluted share, compared to net income of $88.9 million, or $2.80 per diluted share, during the prior year period.

For a comparison of the Company’s results of operations for the year ended December 31, 2021 to the year ended December 31, 2020, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on March 1, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity & Debt Overview

As of December 31, 2022, the Company had $1,693.9 million of total debt, $124.4 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $404.0 million. Per the terms of the Company's amended Credit Agreement, net leverage was 3.71x at December 31, 2022, versus a current maximum covenant ratio of 5.50x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026.

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

Cash Requirements

As of December 31, 2022, $83.2 million of our $124.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $26.0 million for the year ended December 31, 2022. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current growth plan, and dividend payments.

Cash Provided by Operations

Net cash provided by operations was $202.2 million in the year ended December 31, 2022, compared with $58.1 million in the prior year. The increase was primarily related to favorable year-over-year movements in working capital related cash flows, as well as cash realized from favorable interest rate swaps. The Company incurred significant costs for advisory fees, transaction expenses, and integration costs all related to the Merger.

Working Capital

As of December 31, 2022, we had net operating working capital of $544.1 million including cash and cash equivalents of $124.4 million, compared with net operating working capital of $366.7 million including cash and cash equivalents of $74.7 million as of December 31, 2021. Results reflect additional working capital brought onto the balance sheet as a result of the Neenah merger, as well as unfavorable year-over-year movements in working capital related to the growth in inventories (higher cost inventories due to rising input costs), partially offset by reduction in receivables.

In the year ended December 31, 2022, net changes in operating working capital increased cash flow by $64.4 million primarily related to the decrease in accounts receivables as a result of the accounts receivable sales agreement entered into during the current year. Refer to Note 6. Accounts Receivable, Net for further information on our accounts receivable sales programs. In 2021, net changes in operating working capital decreased cash flow by $61.4 million. The most significant working capital related cash outflow is related to higher receivables due to sales growth in both FBS and ATM and higher costs of inventories on hand related to significantly higher input costs.

Cash Used in Investing

Cash used for investing activities in the year ended December 31, 2022 was $481.3 million compared to $636.5 million in the prior year. Cash used in investing activities in the current year reflects Merger consideration of $518.5 million related to the repayment on Neenah’s outstanding debt (refer below in “Cash Provided by Financing Activities” for additional discussion) and acquisition related costs incurred by Neenah, partially offset by $55.9 million cash acquired. Refer to Note 5. Business Acquisitions in the Notes to Consolidated financial statements for further discussion of the total consideration transferred to merge with Neenah. In addition, capital spending was $56.9 million. The cash used in investing activities was partially offset by $35.8 million received from settlement of cross-currency swap contracts.

Cash used in investing in the prior year primarily reflects the net $630.6 million consideration to acquire Scapa.

Cash Provided by Financing Activities

Cash provided by financing activities in the year ended December 31, 2022 was $331.6 million compared to $599.9 million in the prior year. During the year ended December 31, 2022, financing activities consisted primarily of $775.0 million of proceeds from borrowings under the Delayed Draw Term Loan Facility and Revolving Facility. The proceeds from the Delayed Draw Term Loan was used to repay Neenah's outstanding debt of $504.9 million upon consummation of the Merger. Refer to Note 5. Business Acquisitions in the Notes to Consolidated Financial statements for further discussion of the total Merger consideration. The proceeds was partially offset by $341.8 million of payments on our long-term debt, which includes a pay down of $227.0 million on our Revolving Facility, $72.2 million in cash paid for dividends declared to the Company's stockholders, and $22.1 million of payments for debt issuance costs associated with the amendment of our Credit Agreement and the Bridge Facility, as discussed in Note 14. Debt of the Notes to Consolidated Financial Statements.

During prior year ended December 31, 2021, financing activities consisted primarily of $744.5 million proceeds from borrowings under the revolving credit facility, primarily to fund the Scapa acquisition including $350.0 million under the Term Loan B Facility and $343.0 million incremental borrowings of revolver loans, $55.9 million payments on long-term debt, $55.3 million in cash paid for dividends declared to stockholders, the buyout of leased property at Knoxville for $15.4 million, $14.6 million payment for debt issuance costs associated with the amendment of our Credit Agreement as discussed in Note 14. Debt of the Notes to Consolidated Financial Statements, and share repurchases of $3.4 million.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 22, 2023, we announced a cash dividend of $0.40 per share payable on March 24, 2023, to stockholders of record as of the close of business on March 7, 2023. The covenants contained in our Indenture and amended Credit Agreement, each, as defined below in "Debt Instruments and Related Covenants," require that we maintain certain financial ratios, as disclosed in Note 14. Debt of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2022 and 2021, we repurchased 273,027 shares and 78,790 shares, respectively, of our common stock at a cost of $6.9 million and $3.4 million, respectively, for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the years-ended (in millions):

	Years Ended December 31,
	2022	2021
Proceeds from issuances of long-term debt	$775.0	$744.5
Payments on long-term debt	(341.8)	(55.9)
Other financing	0.3	—
Net proceeds from borrowings	$433.2	$688.6

Net proceeds from borrowings were $433.2 million during the year ended December 31, 2022 compared to net proceeds from borrowings of $688.6 million during the prior year-end.

Credit Agreement

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provided for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million. Refer to Note 14. Debt of the Notes to Consolidated Financial Statements, for more information.

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. Refer to Note 14. Debt of the Notes to Consolidated Financial Statements for additional information about the Term Loan B Facility. The balance under the Term Loan B Facility was $344.8 million as of December 31, 2022.

In connection with the Merger, we further amended our Credit Agreement on May 6, 2022 in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, subject to consummation of the Merger, to $600.0 million. Additionally, we added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility") to be funded concurrent with the closing of the Merger.

Unused borrowing capacity under the amended Credit Agreement was $404.0 million as of December 31, 2022. We also had availability under our bank overdraft facilities and lines of credit of $1.7 million as of December 31, 2022.

We had obtained financing commitments for a $648.0 million senior 364-day unsecured bridge facility and $500.0 million senior secured revolving credit facility in conjunction with the proposed Merger. On May 6, 2022, the Debt Commitment Letter was amended, reducing the Bridge Facility and senior secured revolving credit facility to $50.0 million and zero, respectively.

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our Revolving Facility. In addition, we terminated the Bridge Facility. Refer to Note 14. Debt, of the Notes to Consolidated Financial Statements, for further information related to the Delayed Draw Term Loan Facility. In addition, upon consummation of the Merger, we assumed Neenah's project financing agreement for the construction of a melt blown machine (the "German Loan Agreement"). The German Loan Agreement provided €10.0 million ($10.7 million as of May 30, 2022) of construction financing which is secured by the melt blown machine. Refer to Note 14. Debt for further information related to the German Loan Agreement.

In December 2022, $127.0 million of cash from operations was used to repay our Revolving Facility.

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

Borrowings under the amended Revolving Facility or the Delayed Draw Term Loan facility in U.S. dollars will bear interest, at the Company’s option, at a rate equal to either (1) a forward-looking term rate based on Term SOFR, plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) one-month Term SOFR plus 1.0%, in each case plus the applicable margin. Borrowings under the Revolving Facility in Euros will bear interest at a rate equal to the reserve-adjusted Euro interbank offered rate, or EURIBOR, plus the applicable margin. The applicable margin for borrowings under the revolving credit agreement is expected to range from 1.00% to 2.50% for SOFR loans and EURIBOR loans, and from 0.00% to 1.50% for base rate loans, in each case, depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75% or (ii) 2.75% in excess of an alternative base rate.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2022. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at December 31, 2022 and December 31, 2021 were 59.0% and 65.1%, respectively.

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned subsidiaries that is a borrower under or that guarantees obligations under the amended Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2022.

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2021 and 2020, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on March 1, 2022.

Notional Cash Pooling

On November 15, 2022, certain of the Company’s subsidiaries entered into a notional cash pooling arrangement with JP Morgan to manage global liquidity requirements. As part of the pooling agreement, the participating subsidiaries combine their cash balances in pooling accounts at JP Morgan with the ability to offset bank overdrafts of one participant against the positive cash account balances held by another participant. Under the terms of the notional pooling agreement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the Consolidated Balance Sheets.

OTHER FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The following table represents our future contractual cash requirements for the next five years and thereafter for our long-term debt obligations and other commitments (in millions):

	Payments due for the years ended
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Current debt (1)	$41.1	$41.1	$—	$—	$—	$—	$—
Long-term debt (2)	1,682.2	—	41.2	41.4	380.3	892.0	327.3
Debt interest (3)	529.1	123.4	120.7	118.0	109.6	48.6	8.8
Restructuring obligations (4)	4.9	3.1	0.4	0.3	0.3	0.2	0.6
Minimum operating lease payments (5)	45.2	11.5	10.3	7.9	5.5	4.0	6.0
Minimum financing lease payments (5)	32.3	2.3	2.3	2.2	2.2	2.2	21.1
Purchase obligations - raw materials (6)	103.5	102.5	1.0	—	—	—	—
Purchase obligations - energy (7)	90.4	77.3	11.7	0.5	0.5	0.4	—
Tax Act transition obligation (8)	18.5	4.6	6.2	7.7	—	—	—
Other contractual obligations (9) (10) (11)	12.8	11.8	0.7	0.1	0.1	0.1	—
Total	$2,560.0	$377.6	$194.5	$178.1	$498.5	$947.5	$363.8

(1) Current debt excludes debt issuance costs of $6.4 million; refer to Note 14. Debt of the Notes to Consolidated Financial Statements.
(2) Long-term debt excludes debt issuance costs of $23.0 million in unamortized discount on the credit facility; refer to additional information regarding long-term debt in Note 14. Debt of the Notes to Consolidated Financial Statements.
(3) The amounts reflected in debt interest are based upon the short-term and long-term scheduled principal maturities and interest rates in effect as of December 31, 2022. Where specific maturities are not stated, such as for an overdraft line-of-credit, a repayment date coinciding with the end of the year was used for purposes of these calculations. With respect to our variable-rate debt outstanding at December 31, 2022, a 100 basis point increase in interest rates would increase our debt interest obligation by $4.0 million in 2023, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2022. For more information regarding our outstanding debt and associated interest rates, as well as hedging strategies in place which serve to fix the interest rate on a large portion of our debt, refer to Note 14. Debt of the Notes to Consolidated Financial Statements.
(4) Restructuring obligations are more fully discussed in Note 13. Restructuring and Impairment Activities of the Notes to Consolidated Financial Statements.
(5) Minimum operating and financing lease payments relate to our future minimum obligations under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2022.
(6) Minimum purchase obligations for raw materials include our calcium carbonate purchase agreement at our plant in Quimperlé, France.
(7) Purchase obligations for energy including natural gas, electricity, and steam.
(8) On December 22, 2017, the United States enacted the Tax Act into law, which requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Companies may elect to pay the tax over eight years based on an installment schedule outlined in the Tax Act. We have made this election and have reflected our transition tax due by year as a contractual obligation. Refer to Note. 17. Income Taxes of the Notes to Consolidated Financial Statements for additional information.

(9) Other contractual obligations relate to commitments for capital projects. Other contractual obligations exclude $19.9 million of unrecognized tax benefits associated with uncertain tax positions, for which there are no contractual obligations, inclusive of $8.1 million of uncertain tax positions that will offset a related deferred tax asset. We had no other long-term liabilities as defined for purposes of this disclosure by the SEC as of December 31, 2022.
(10) Other contractual obligations do not include any amounts for our pension obligations. The pension obligations are funded by our separate pension trusts, which held $492.5 million in assets at December 31, 2022. The combined projected benefit obligation ("PBO") of our pension plans was underfunded by $26.8 million and $11.4 million as of December 31, 2022 and 2021, respectively. We make contributions to our pension trusts based on many factors including regulatory guidelines, investment returns of the trusts and availability of cash for pension contributions versus other priorities. We expect 2023 funding to be in compliance with the Pension Protection Act of 2006. For information regarding our long-term pension obligations and trust assets, refer to Note 18. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements.
(11) Other contractual obligations do not include any amounts for our postretirement healthcare and life insurance benefits. Such payments are dependent upon our retirees incurring costs and filing claims; therefore, future payments are uncertain. Our net payments under these plans were insignificant for the years ended December 31, 2022 and 2021, respectively. As such, we currently expect our share of the net payments to be insignificant during 2022.

OUTLOOK

For the ATM segment, we expect our growth outlook to be driven by macro factors affecting our five served end-markets – filtration, protective solutions, release liners, healthcare, and industrials – as well as industry demand for many of our key applications. We expect water and other specialty filtration applications, protective solutions products, and release liners to deliver growth exceeding GDP (as well as relative outperformance during periods of GDP declines), driven by non-cyclical positive macro and application-specific demand drivers. We expect our healthcare products to deliver growth exceeding GDP, or other global growth benchmarks, over the long-term due to the relative strong demand for the specific products we provide. Generally, we believe our sales into the industrial end-market will perform relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China. Excluding potential impacts from raw material price movements, the Company generally projects near and long-term profit growth in the ATM segment as a result of expected organic sales growth, as well as near-term (one to three years) Merger-related cost synergy benefits. For the FBS segment, we expect our performance to be driven by macro factors, such as the expected long-term trend of reduced combustibles consumption and other mature paper-based applications, with positive offsets from innovation and increased portfolio focus to growth areas such as premium packaging and consumer products. Due to recently elevated inflation and higher interest rates, coupled with increased geopolitical uncertainties impacting Europe, we believe the near-term global macro demand environment limits near-term demand visibility. However, looking longer term, given ATM’s relative size compared to FBS (approximately 65% of annualized post-Merger net sales), the Company believes it is well-positioned to deliver consolidated long-term organic sales and profit growth while also generating strong cash flows to support debt reduction, cash returns to shareholders, and growth investments.

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

These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of this report, as well as the following factors:

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
•Changes in the source and intensity of competition in our commercial end-markets: filtration, protective solutions, release liners, healthcare, and industrials for ATM, and packaging and specialty papers and engineered papers (tobacco and alternatives) for FBS;

•Adverse changes in sales or production volumes, pricing and/or manufacturing costs in our ATM or FBS operating segments;
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
•Existing and future governmental regulation and the enforcement thereof that may materially restrict or adversely affect how we conduct business and our financial results;
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

•Increased scrutiny from stakeholders related to environmental, social and governance ("ESG") matters, particularly our sales of combustible products business within the tobacco industry which represented approximately 20% of the Company's net sales for the year ended December 31, 2022, as well as our ability to achieve our broader ESG goals and objectives;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Changes in foreign currency exchange rates may have an impact on our operating profit. Since we transact business in many countries, some of our sale and purchase transactions are denominated in a currency other than the local currency of our operations. As a result, changes in exchange rates between the currencies in which the transaction is denominated versus the local currency of our operation into which the transaction is being recorded can impact the amount of local currency recorded for such transaction. This can result in more or less local currency revenue or cost related to such transaction and thus have an effect on our operating profit. Currency transaction risk is mitigated partially in France as some of the revenue and expense transactions of our French subsidiaries are denominated in U.S. dollars, providing a degree of natural hedging. Our European operations are more fully exposed to currency transaction risk, especially as a result of U.S. dollar, euro, and British pound denominated sales in countries where these currencies are non-functional.

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

We utilize forward and swap contracts and, to a lesser extent, option contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. We expect to continue to apply foreign currency hedging in our Brazilian and Polish operations for the foreseeable future. As of December 31, 2022, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $16.0 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2022 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, typically with contractual terms no longer than 60 months, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2022, a 100 basis point increase in interest rates would result in a $4.0 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2022. As of December 31, 2022, 20.8% and 79.2% of the Company's total debt was fixed and floating interest rate debt, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Refer to Note 15. Derivatives, of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2022, the percentage of the Company’s debt subject to fixed and floating rates of interest was 77.1% and 22.9%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the ATM segment and wood pulp is our largest single component of raw material cost in our FBS segment. The per pound price of resin is volatile and may impact the future results of our ATM segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2017 through December 2022, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged between $1,000 to $1,800 per ton. The average list price of NBSK for the year of 2022 was $1,700 per ton. We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

In our ATM segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we generally cannot pass through increases in raw material costs in a timely manner and in many instances are not able to pass through the entire increase to our customers. Further, some of the resins we use in our ATM segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $27.6 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $24.8 million, assuming no compensating change in our selling prices.

Our ATM segment acquires certain specialized pulp from two global suppliers and certain critical specialty chemicals from a limited number of suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty chemicals. In addition, short-term disruptions in the global supply chain for our raw materials, as experienced in 2022 and 2021, could negatively impact our ability to produce certain products which could adversely impact the mix and volume of products we can provide to our customers. In the event of a long-term disruption in our supply of specialized pulp or specialty chemicals, we believe we would be able to substitute other pulp grades or other specialty chemicals that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or specialty chemicals would have a material effect on our operations in the long run.

We believe that, while our exposure to commodity price risk is material to our results of operations, our customers understand such risk and over time changes in the price of the commodities used in our manufacturing processes are typically reflected in selling prices.

Energy Supply and Cost Volatility

In Western Europe, Poland, China and in the U.S., availability of energy is generally reliable, although prices can fluctuate significantly based on variations in demand. the geopolitical events in Russia and Ukraine have resulted in volatile energy prices in Europe as well as temporary concerns about supply of energy sources, such as natural gas, in the region. Currently, while energy prices remain elevated versus historical levels, supplies appear to be stable.

In Brazil, where that country's production of electricity is heavily reliant upon hydroelectric plants, availability of electricity has been affected in the past by rain variations. Although our Brazilian business currently has a sufficient supply of energy to continue its current level of operation, there can be no assurance that we will have sufficient electricity in the future, or that costs will remain stable. We have the ability to generate substantially all of the electrical energy used by our Munising mill and approximately 30 percent of the electrical energy at our Bruckmühl, Germany mill. Availability of energy is not expected to be a problem in the foreseeable future, but the purchase price of such energy can and likely will fluctuate significantly based on fluctuations in demand and other factors.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass-through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $11.6 million, assuming no compensating change in our selling prices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net sales	$2,167.4	$1,440.0	$1,074.4
Cost of products sold	1,729.8	1,109.7	766.1
Gross profit	437.6	330.3	308.3

Selling expense	74.2	46.7	36.9
Research and development expense	26.6	20.3	13.8
General expense	266.1	169.9	116.9
Total nonmanufacturing expenses	366.9	236.9	167.6

Restructuring and impairment expense	19.3	10.1	11.9
Operating profit	51.4	83.3	128.8
Interest expense	86.1	46.1	30.5
Other income (expense), net	10.3	35.9	(1.0)
Income (Loss) before income taxes and income from equity affiliates	(24.4)	73.1	97.3

Income tax expense (benefit)	(12.6)	(9.4)	18.4
Income from equity affiliates, net of income taxes	5.2	6.4	4.9
Net income (loss)	$(6.6)	$88.9	$83.8
Dividends paid to Common Stockholders	(0.9)	(0.6)	(0.7)
Undistributed earnings available to Common Stockholders	—	(0.5)	(0.4)
Net income (loss) attributable to Common Stockholders	$(7.5)	$87.8	$82.7

Net income (loss) per share
Basic	$(0.18)	$2.83	$2.68
Diluted	$(0.18)	$2.80	$2.66

Weighted average shares outstanding:
Basic	42,442,200	31,030,400	30,832,700
Diluted	42,442,200	31,400,300	31,104,200
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(6.6)	$88.9	$83.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26.2)	(24.4)	16.6
Less: Reclassification adjustment for realized translation adjustments	—	—	(0.1)

Unrealized gain (loss) on derivative instruments	35.4	6.1	(11.6)
Less: Reclassification adjustment for loss on derivative instruments included in net income (loss)	10.9	5.1	2.0

Net gain (loss) from postretirement benefit plans	2.6	3.3	(0.1)
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.9	2.8	3.9
Other comprehensive income (loss)	23.6	(7.1)	10.7
Comprehensive income	$17.0	$81.8	$94.5
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$124.4	$74.7
Accounts receivable, net	266.8	238.0
Inventories, net	534.9	259.5
Income taxes receivable	19.7	10.0
Other current assets	28.9	12.4
Total current assets	974.7	594.6
Property, plant and equipment, net	874.9	461.7
Finance lease right-of-use assets	17.4	2.2
Operating lease right-of-use assets	35.8	25.1
Deferred income tax benefits	34.4	33.9
Investment in equity affiliates	59.1	64.6
Goodwill	847.2	648.3
Intangible assets, net	710.3	513.9
Other assets	115.4	76.0
Total assets	$3,669.2	$2,420.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$34.6	$2.7
Finance lease liabilities	0.9	0.5
Operating lease liabilities	9.3	7.3
Accounts payable	225.7	116.0
Income taxes payable	11.4	2.6
Accrued expenses and other current liabilities	184.2	102.0
Total current liabilities	466.1	231.1
Long-term debt	1,659.3	1,264.8
Finance lease liabilities, noncurrent	17.6	2.3
Operating lease liabilities, noncurrent	29.7	18.7
Long-term income tax payable	14.6	16.6
Pension and other postretirement benefits	81.6	39.0
Deferred income tax liabilities	172.2	95.1
Other liabilities	48.8	70.5
Total liabilities	2,489.9	1,738.1
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 54,929,973 and 31,449,563 shares issued and outstanding at December 31, 2022 and 2021, respectively	5.5	3.1
Additional paid-in-capital	658.5	101.7
Retained earnings	610.7	696.4
Accumulated other comprehensive loss, net of tax	(95.4)	(119.0)
Total stockholders' equity	1,179.3	682.2
Total liabilities and stockholders' equity	$3,669.2	$2,420.3
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions, except per share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2019	30,896,661	$3.1	$78.8	$638.4	$(122.6)	$597.7
Net income	—	—	—	83.8	—	83.8
Other comprehensive income, net of tax	—	—	—	—	10.7	10.7
Dividends declared ($1.76 per share)	—	—	—	(55.0)	—	(55.0)
Restricted stock issuances, net	302,705	—	—	—	—	—
Stock-based employee compensation expense	—	—	8.6	—	—	8.6
Modification to director stock-based compensation	—	—	4.0	—	—	4.0
Stock issued to directors as compensation	3,689	—	0.8	—	—	0.8
Deferred compensation directors stock trust	149,469	—	—	—	—	—
Purchases and cancellation of common stock	(27,779)	—	—	(1.0)	—	(1.0)
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	88.9	—	88.9
Other comprehensive loss, net of tax	—	—	—	—	(7.1)	(7.1)
Dividends declared ($1.76 per share)	—	—	—	(55.3)	—	(55.3)
Restricted stock issuances, net	201,261	—	—	—	—	—
Stock-based employee compensation expense	—	—	8.4	—	—	8.4
Stock issued to directors as compensation	2,347	—	1.1	—	—	1.1
Purchases and retirement of common stock	(78,790)	—	—	(3.4)	—	(3.4)
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net loss	—	—	—	(6.6)	—	(6.6)
Other comprehensive income, net of tax	—	—	—	—	23.6	23.6
Dividends declared ($1.68 per share)	—	—	—	(72.2)	—	(72.2)
Restricted stock issuances, net	867,897	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	20.2	—	—	20.2
Stock issued to directors as compensation	10,079	—	1.1	—	—	1.1
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(273,027)	—	—	(6.9)	—	(6.9)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Operating
Net income (loss)	$(6.6)	$88.9	$83.8
Non-cash items included in net income (loss):
Depreciation and amortization	129.2	88.7	70.1
Amortization of deferred issuance costs	6.4	4.0	2.1
Impairments	13.8	1.6	—
Deferred income tax	(31.7)	(27.0)	(5.2)
Pension and other postretirement benefits	(5.5)	0.7	3.7
Stock-based compensation	20.4	8.5	8.8
Income from equity affiliates	(5.2)	(6.4)	(4.9)
Brazil tax assessment and settlements, net	—	(6.1)	—
Gain on sale of assets	(2.9)	(35.3)	—
Long-term income tax payable	—	—	(0.5)
Cash dividends received from equity affiliates	4.1	3.3	2.7
Gain on foreign currency transactions	(7.5)	(3.5)	7.9
Other non-cash items	(0.3)	2.1	(1.2)
Cash received from settlement of interest swap agreements	23.6	—	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	157.0	(28.1)	(5.3)
Inventories	(82.2)	(31.4)	(3.5)
Prepaid expenses	(0.2)	0.7	0.6
Accounts payable and other current liabilities	4.4	3.5	(5.3)
Accrued income taxes	(14.6)	(6.1)	7.8
Net changes in operating working capital	64.4	(61.4)	(5.7)
Net cash provided by operations	202.2	58.1	161.6
Investing
Capital spending	(56.9)	(35.9)	(30.1)
Capitalized software costs	(2.7)	(3.0)	(3.2)
Acquisitions, net of cash acquired	(462.5)	(630.6)	(169.3)
Proceeds from sale of assets	7.5	35.3	0.5
Cash received from settlement of cross-currency swap contracts	35.8	—	—
Other investing	(2.5)	(2.3)	(1.0)
Net cash used in investing	(481.3)	(636.5)	(203.1)
Financing
Cash dividends paid	(72.2)	(55.3)	(55.0)
Proceeds from issuances of long-term debt	775.0	744.5	212.7
Payments on long-term debt	(341.8)	(55.9)	(165.3)
Payments for debt issuance costs	(22.1)	(14.6)	—
Payments on financing lease obligations	(0.7)	(15.4)	—
Purchases of common stock	(6.9)	(3.4)	(1.0)
Other financing	0.3	—	—
Net cash provided by (used in) financing	331.6	599.9	(8.6)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(1.5)	1.8
Increase (decrease) in cash and cash equivalents	49.7	20.0	(48.3)
Cash and cash equivalents at beginning of period	74.7	54.7	103.0
Cash and cash equivalents at end of period	$124.4	$74.7	$54.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Supplemental Cash Flow Disclosures
Cash paid for interest, net	$84.6	$47.4	$31.4
Cash paid for taxes, net	$26.0	$22.4	$14.8
Capital spending in accounts payable and accrued liabilities	$14.6	$6.3	$5.2
Merger non-cash consideration	$537.9	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our", or the "Company"). Mativ is a global leader in specialty materials headquartered in Alpharetta, Georgia, United States of America. The Company offers a wide range of critical components and engineered solutions to solve customers' most complex challenges, targeting premium applications across diversified and growing end-markets. Combined with global manufacturing, supply chain, innovation, and material science capabilities, our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of customers' products across multiple stages of the value chain. Effective with the Merger, the Company changed the name of its two reporting segments to: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). There was no change to the historical reporting segments or historical results for the segments. Refer to Note 21. Segment Information for additional information on our segments.

We conduct business in over 100 countries and operate 47 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Brazil, Canada, Spain, Italy, Mexico, Netherlands, Malaysia, and Luxembourg. We also have a 50% equity interest in two joint ventures in China. Refer to Note 9. Joint Ventures for additional information over these equity method investments.

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances. Actual results may differ from those estimates and assumptions as a result of a number of factors, including those discussed elsewhere in this report and in its other public filings from time to time.

Reclassifications

Certain prior year amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation for comparative purposes. Prior year's classification of certain end-markets in the legacy SWM Advanced Materials & Structures segment have been reclassified to conform to the current year presentation of ATM's end-markets for comparative purposes. Certain prior year amounts in the reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes have been reclassified to conform to the current year presentation for comparative purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries. Investment in equity affiliates represents the Company’s investment in its 50%-owned joint ventures in China and the Company's share of the net income from the joint ventures is included in the Consolidated

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Income (Loss) as Income from equity affiliates, net of income taxes. Refer to Note 9. Joint Ventures for additional information. Intercompany balances and transactions have been eliminated.

The financial statements and information set forth herein is as of and for the year ended December 31, 2022 and represent the merged company operations of SWM and Neenah and their respective subsidiaries on a consolidated basis effective as of July 6, 2022 as a result of the Merger. Because SWM was deemed the accounting acquirer under GAAP, the historical financial statements of SWM are presented as the historical financial statements of the consolidated company prior to the Merger. Accordingly, references to "Mativ," "the Company," "we," or "our" means SWM and its subsidiaries when referring to periods prior to the Merger, and means Mativ Holdings, Inc. when referring to the periods after the Merger.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include, but are not limited to, inventory valuation, useful lives of tangible and intangible assets, business acquisitions, equity-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, taxes and contingencies.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues when control of a product is transferred to the customer. Control is transferred when the products are shipped from one of the Company’s manufacturing facilities to the customer. Any freight costs billed to and paid by a customer are included in net sales. Refer to Note 3. Revenue Recognition for additional information.

Freight Costs

The cost the Company pays to deliver finished goods to our customers is recorded as a component of cost of products sold. These costs include the amounts paid to a third party to deliver the finished goods.

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $9.8 million, $8.8 million, and $7.5 million of royalty income during the years ended December 31, 2022, 2021 and 2020 respectively, which was included in Net sales in the Consolidated Statements of Income (Loss).

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods presented. The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of Accumulated other comprehensive loss, net of tax ("AOCL") in the Consolidated Balance Sheets as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts,

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
included in Other income (expense), net, in the Consolidated Statements of Income (Loss) were losses of $2.0 million, $7.3 million, and $0.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. Refer to Note 15. Derivatives, for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals. Contractually restricted cash included in Cash and cash equivalents in the Consolidated Balance Sheets was $0.6 million at December 31, 2022 and 2021.

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as Goodwill in the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $45.5 million, $8.7 million, and $1.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 5. Business Acquisitions for additional information.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alternatively, we may also bypass the Step 0 Test and proceed directly to the goodwill impairment test, where the fair value of the reporting unit is compared to the carrying value. The difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill. Refer to Note 10. Goodwill for further discussion of the Company's annual impairment test results. We performed a qualitative assessment during the annual testing performed as of October 1, 2022, which resulted in no impairment.

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

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, which approximates a straight-line basis, over the estimated periods benefited. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Estimated useful lives range from 12 to 23 years for customer relationships and 4 to 20 years for developed technology, patents, and other intangible assets.

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

Transfers of Financial Assets

We account for transfers of our financial assets in accordance with Accounting Standards Codification ("ASC") Topic No. 860, Transfers and Servicing. When a transfer meets all the requirements for a sale of a financial asset, we derecognize the financial asset and record a net gain or loss.

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $4.5 million, $3.0 million and $2.1 million during the years ended December 31, 2022, 2021 and 2020, respectively. Accumulated amortization of capitalized software costs was $60.2 million and $58.9 million at December 31, 2022 and 2021, respectively. Refer to Note 12. Other Assets for additional information.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Tax Credits

Business tax credits represent value added tax credits receivable and similar assets, such as Imposto sobre Circulação de Mercadorias e Serviços ("ICMS"), in Brazil. Business tax credits are generated when value-added taxes ("VAT"), are paid on purchases. VAT and similar taxes are collected from customers on certain sales. In some jurisdictions, export sales do not require VAT collection. Refer to Note 12. Other Assets for additional information.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees' pension and other postretirement benefits over their approximate period of service. The Company's earnings are impacted by amounts of expense recorded related to these benefits, which primarily consists of pension benefits in the United States, France, United Kingdom, Germany, and Netherlands. Each year's recorded expenses are estimates based on actuarial calculations of the Company's accumulated and projected benefit obligations ("PBOs") for the Company's various plans.

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate. Refer to Note 18. Postretirement and Other Benefits for additional information.

Comprehensive Income

Comprehensive income includes Net income (loss), as well as items charged and credited directly to stockholders' equity, which are excluded from Net income (loss). The Company has presented comprehensive income in the Consolidated Statements of Comprehensive Income. Reclassification adjustments of derivative instruments from Accumulated Other comprehensive loss, net of tax are presented in Net sales, Other income (expense), or Interest expense in the Consolidated Statements of Income (Loss). Refer to Note 15. Derivatives for additional information.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of accumulated pension and other postretirement benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 18. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	December 31,
	2022	2021
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $2.5 million and $8.9 million at December 31, 2022 and 2021, respectively	$(10.9)	$(14.4)
Accumulated unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $(12.9) million and $2.1 million at December 31, 2022 and 2021, respectively	44.4	(1.9)
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $17.0 million and $9.5 million at December 31, 2022 and 2021, respectively	(128.9)	(102.7)
Accumulated other comprehensive loss, net of tax	$(95.4)	$(119.0)

Changes in the components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Years Ended December 31,
	2022			2021			2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$9.9	$(6.4)	$3.5	$8.9	$(2.8)	$6.1	$5.0	$(1.2)	$3.8
Derivative instrument adjustments	61.3	(15.0)	46.3	11.9	(0.7)	11.2	(10.8)	1.2	(9.6)
Unrealized foreign currency translation adjustments	(33.7)	7.5	(26.2)	(23.8)	(0.6)	(24.4)	11.5	5.0	16.5
Total	$37.5	$(13.9)	$23.6	$(3.0)	$(4.1)	$(7.1)	$5.7	$5.0	$10.7

Restricted Stock

All of the Company's restricted stock grants, including those that have been earned in the case of performance-based shares and cliff-vesting grants that are not performance based, vest upon completion of a specified period of time, typically between two and four years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of shares related to continued service requirements as they occur. A summary of outstanding restricted stock awards as of December 31, 2022 and 2021 is included in Note 19. Stockholders' Equity.

Long-term Incentive Plan Performance Based Shares

The Company's long-term incentive compensation program ("LTICP") for key employees includes an equity-based award component that is provided through the Long-term Incentive Plan ("LTIP"), which the Company adopted in 2015. The objectives under the LTICP are established at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTICP and LTIP and determines the equity-based award opportunity in the form of restricted stock for each performance cycle, which is generally measured on the basis of a two year performance period (the measurement period). The restricted shares are considered issued and outstanding when the number of shares becomes fixed, after the annual performance is determined, and such awards vest at the end of the measurement period or some predetermined period thereafter. The Company recognizes compensation expense with

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

On the Merger date, the Company modified the 2022 and 2021 performance share awards issued under the LTIP to remove the performance and market conditions for continuing employees, effectively converting the awards to service-only modified awards that cliff vest upon the original date of lapse of restrictions defined in the LTIP awards.

Fair Value Measurements

The Company measures fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 provides a fair value hierarchy based on the following three categories:
•Level 1 - Measurements that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
•Level 2 - Measurements that include other inputs that are directly or indirectly observable in the marketplace.
•Level 3 - Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform and the anticipated discontinuance of the London Interbank Offered Rate ("LIBOR") if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. The provisions of ASU 2020-04 and ASU 2022-06 were adopted effective April 1, 2022 and December 21, 2022, respectively, and did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and requires the amendments to be applied on a retrospective basis for all periods presented. The provisions of this ASU were adopted effective January 1, 2021. The required disclosure changes did not have a material impact on the consolidated financial statements.

Note 3. Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company considers collectability of amounts due under a contract to be probable upon inception of a

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. We record estimates for bad debts based on our expectations for the collectability of amounts due from customers, considering historical collections, expectations for future activity and other discrete events, as applicable.

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

The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration. We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. The remaining performance obligations as of December 31, 2022 are not considered material.

Net sales are attributed to the following geographic locations based on the location of the Company’s direct customers (in millions):

	Years Ended December 31,
	2022			2021			2020
	ATM	FBS	Total	ATM	FBS	Total	ATM	FBS	Total
United States	$753.8	$338.7	$1,092.5	$562.5	$155.8	$718.3	$376.7	$161.9	$538.6
Europe and the former Commonwealth of Independent States	368.8	203.4	572.2	193.8	189.5	383.3	47.5	182.2	229.7
Asia/Pacific (including China)	152.3	123.4	275.7	124.9	86.2	211.1	94.6	110.7	205.3
Americas (excluding U.S.)	86.0	77.3	163.3	31.4	46.5	77.9	9.3	43.6	52.9
Other foreign countries	35.3	28.4	63.7	18.1	31.3	49.4	15.4	32.5	47.9
Net sales(1)	$1,396.2	$771.2	$2,167.4	$930.7	$509.3	$1,440.0	$543.5	$530.9	$1,074.4
    (1) Net sales include net hedging gains and losses for the years ended December 31, 2021 and 2020.

ATM is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. Refer to Note 21. Segment Information for additional information on our reporting segments.

The ATM segment supplies customers serving generally high-growth end-markets as follows:

Industrials – substrates for tape, industrial, construction, infrastructure, performance labels, cable wrapping, abrasives, and other specialty applications.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net sales as a percentage by end-market for the ATM business were as follows:

	Years Ended December 31,
	2022	2021
Industrials	34%	34%
Protective solutions	22%	29%
Filtration	21%	18%
Healthcare	16%	19%
Release liners	7%	—%
Net sales(1)	100%	100%
(1) Net sales includes Neenah effective July 6, 2022 and Scapa Group plc effective April 15, 2021.

The FBS segment supplies customers serving generally both growing and mature end-markets as follows:

Packaging and specialty papers – sustainable premium packaging solutions, imaging and communication, home & office, consumer goods, and other applications.

Engineered papers – combustibles and reduce risk products, primarily for the tobacco industry, alternative fibers lightweight papers, and emerging alternative solutions.

Net sales as a percentage by end-market for the FBS business were as follows:

	Years Ended December 31,
	2022	2021
Packaging and specialty papers	32%	—%
Engineered papers	68%	100%
Net sales(1)	100%	100%
(1) Net sales includes Neenah effective July 6, 2022.

There were no customers in the ATM segment and in the FBS segment which made up 10% or more of the Company's 2022, 2021 or 2020 consolidated net sales.

Note 4. Leases

The Company leases certain office space, warehouses, manufacturing facilities, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we recognize lease expense for these short-term leases in General expense in the Consolidated Statements of Income (Loss) on a straight-line basis over the lease term. For leases without lease terms (e.g. month-to-month leases), lease expense is recognized as

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
incurred and no asset or liability is recorded for these leases.

The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and insurance costs) separately from non-lease components (e.g. common-area maintenance costs). Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. Lease assets and liabilities are determined based on the lease term including those periods for which renewal options are considered reasonably certain to be exercised. Certain leases also include options to purchase the leased property, although we are unlikely to do so in most cases. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Components of lease expense incurred by the Company are as follows (in millions):

	Years Ended December 31,
	2022	2021
Finance lease cost (cost resulting from lease payments)
Interest expense on lease liabilities	$0.7	$0.7
Amortization of right-of-use assets	0.9	0.9
Operating lease cost	10.6	8.4
Short-term lease expense	3.4	2.3
Variable lease expense	0.6	—
Total lease cost	$16.2	$12.3

The following table represents future contractual lease liabilities for finance and operating leases at December 31, 2022 (in millions):

	Finance	Operating	Total
2023	$2.3	$11.5	$13.8
2024	2.3	10.3	12.6
2025	2.2	7.9	10.1
2026	2.2	5.5	7.7
2027	2.2	4.0	6.2
Thereafter	21.1	6.0	27.1
Total lease payments	$32.3	$45.2	$77.5
Less: Interest	13.8	6.2	20.0
Present value of lease liabilities	$18.5	$39.0	$57.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted-average remaining lease term (in years) and discount rate are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term
Operating leases	5.1	4.9
Finance leases	15.7	5.5
Weighted-average discount rate
Operating leases	5.54%	5.44%
Finance leases	7.60%	5.22%

Supplemental cash flow information related to leases are as follows (in millions):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10.6	$8.7
Operating cash flows from finance leases	0.7	0.7
Leased assets obtained in exchange for new finance lease liabilities	16.4	15.1
Leased assets obtained in exchange for new operating lease liabilities	25.9	10.0

Refer to the Consolidated Statements of Cash Flows for information on payments on financing lease obligations.

The Company's leased office space for its headquarters in Alpharetta, GA will terminate in December 2024. We entered into a new lease for our headquarters that is due to commence on July 1, 2023 which will expire after 12.5 years, unless terminated sooner.

Note 5. Business Acquisitions

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The transaction was accounted for as a business combination with the Company being treated as the accounting acquirer in accordance with ASC 805, Business Combinations. Under this method of accounting, the total consideration has been allocated to Neenah's assets acquired and liabilities assumed based upon fair values at the Merger date. The assets acquired and liabilities assumed were measured at fair value as of the Merger date primarily using Level 3 inputs. The excess of the total consideration over the net assets acquired was recorded as goodwill and has been allocated to the ATM segment. The goodwill recorded is not expected to be deductible for tax purposes as it is primarily attributable to expected revenue and cost synergies. The estimated purchase price allocation disclosed as of September 30, 2022 was revised during the fourth quarter as new information was received and analyzed resulting in an increase in Intangible assets, net of $43.9 million, an increase in Deferred income tax liabilities of $25.9 million, an increase in Property, plant and equipment, net of $5.7 million, an increase in Inventories, net of $4.0 million, a decrease in Goodwill of $28.0 million, and other immaterial changes, as presented in the table below. The amounts below represent the current preliminary fair value estimates. As additional information becomes available and as additional analyses and final allocations are completed, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The preliminary fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

	Preliminary Allocation as of December 31, 2022	Adjustments	Preliminary Allocation as of July 6, 2022
Cash and cash equivalents	$55.9	$—	$55.9
Accounts receivable, net	198.9	(7.7)	206.6
Inventories, net	195.8	4.0	191.8
Other current assets	27.9	0.4	27.5
Property, plant and equipment, net	459.3	5.7	453.6
Intangible assets, net	262.9	43.9	219.0
Other assets	41.9	0.1	41.8
Total assets	$1,242.6	$46.4	$1,196.2

Current debt	$1.9	$—	$1.9
Accounts payable and other current liabilities	199.7	(8.2)	207.9
Long-term debt	22.8	—	22.8
Deferred income tax liabilities	93.6	25.9	67.7
Other liabilities	82.7	0.7	82.0
Net assets acquired	$841.9	$28.0	$813.9
Goodwill	214.4	(28.0)	242.4
Total consideration	$1,056.3	$—	$1,056.3

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value adjusted for the costs of selling and a reasonable profit margin on selling effort. The fair value of raw materials was determined to approximate book value.

Property, plant and equipment is comprised of land, buildings and leasehold improvements, machinery and equipment, furniture and fixtures, computer equipment and construction in progress. The preliminary estimated fair value was primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

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

	Fair Value	Weighted-Average Amortization Period
Amortizable intangible assets:
Customer relationships	$222.4	14.2
Tradenames and other	17.3	20
Developed technology	23.2	7
Total amortizable intangible assets	$262.9

The preliminary estimate of deferred tax effects resulting from the Merger include the expected federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the year ended December 31, 2022, the Company recognized direct and indirect costs related to the Merger of $45.5 million predominantly related to severance and termination costs resulting from the change in control, legal and other professional fees. Direct and indirect merger-related costs were expensed as incurred and are primarily included in the General expense in the Company's Consolidated Statements of Income (Loss).

Net sales and Net income from Neenah included in the Company's Consolidated Statements of Income (Loss) from the Merger date are as follows (in millions):

July 6, 2022 - December 31, 2022
Net sales	$560.2
Net income	$2.5

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Merger occurred as of January 1, 2021 (in millions):

	Years Ended December 31,
	2022	2021
Net sales	$2,768.5	$2,468.5
Net income (loss)	$48.7	$(26.9)

During the year ended December 31, 2022, the Company incurred $69.0 million of direct and indirect acquisition and integration costs. These expenses are primarily included in General expense on the Consolidated Statements of Income and are reflected in pro forma net loss for the year ended December 31, 2021.

Scapa

On April 15, 2021, we completed the acquisition of Scapa Group plc (“Scapa”), a UK-based innovation, design, and manufacturing solutions provider for healthcare and industrial markets for aggregate cash consideration of $630.6 million, net of $22.7 million of Cash and cash equivalents acquired and including $568.9 million for the purchase of all Scapa ordinary shares, $75.9 million for the repayment of Scapa debt and $8.5 million for the repayment of acquisition costs incurred by Scapa. The acquisition adds to our portfolio of precision engineered performance materials, expands our innovation, design, and formulation capabilities, and brings a variety of new coating and converting technologies to the Company. Scapa, part of the ATM segment operates globally with manufacturing and sales operations in the Americas, Asia and Europe.

The purchase price was funded with borrowings under the amended Credit Agreement, as defined and discussed in Note 14. Debt.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities is assigned to goodwill. The goodwill is assigned to the ATM reporting segment and is primarily attributable to expected revenue synergies. It is not expected to be deductible for tax purposes. The estimated purchase price allocation as of April 15, 2021 was revised throughout the measurement period as new information was received and analyzed and was finalized in the second quarter of 2022. It resulted in a decrease in Deferred tax liabilities of $12.3 million, an increase in Property, plant and equipment of $7.7 million, an increase in Other non-current liabilities, primarily due to changes in certain tax positions of $7.0 million, a $3.0 million decrease in Other non-current assets, and other immaterial changes, as presented in the table below.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The consideration paid for Scapa and the fair values of the assets acquired and liabilities assumed as of the April 15, 2021 acquisition date were as follows (in millions):

	Final Fair Value	Adjustments	Preliminary Fair Value
Cash and cash equivalents	$22.7	$—	$22.7
Accounts receivable, net	67.7	—	67.7
Inventories, net	60.0	(0.9)	60.9
Other current assets	9.7	(0.1)	9.8
Property, plant and equipment, net	159.8	7.7	152.1
Intangible assets, net	246.2	—	246.2
Other assets	23.3	(3.0)	26.3
Total assets	$589.4	$3.7	$585.7

Current debt	$15.0	$—	$15.0
Accounts payable and other current liabilities	83.9	(2.0)	85.9
Deferred income tax liabilities	49.2	(12.3)	61.5
Other liabilities	40.1	7.0	33.1
Net assets acquired	$401.2	$11.0	$390.2
Goodwill	252.1	(11.0)	263.1
Total consideration	$653.3	$—	$653.3

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

The following table shows the fair values assigned to identifiable intangible assets (in millions) and their estimated useful lives (in years):

	Fair Value	Weighted-Average Amortization Period
Amortizable intangible assets:
Customer relationships	$205.4	15
Tradenames and other	7.7	10
Developed technology	33.1	7
Total amortizable intangible assets	$246.2

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The deferred tax effects resulting from the acquisition include the expected federal, state, and foreign tax consequences associated with temporary differences between the fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the year ended December 31, 2022, the Company did not incur any direct and indirect acquisition-related costs for the Scapa acquisition. During the year ended December 31, 2021, the Company recognized direct and indirect acquisition-related costs of $8.7 million. Direct and indirect acquisition-related costs were expensed as incurred and are included in the General expense line item in the Consolidated Statements of Income (Loss).

The amounts of Net sales and Net income from Scapa included in the Company's Consolidated Statements of Income (Loss) from the acquisition date are as follows (in millions):

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

The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Scapa acquisition occurred as of January 1, 2020, nor is it necessarily indicative of the future results of the combined company (in millions):

Year Ended
December 31, 2021
Net sales	$1,570.6
Net income	$101.2

Note 6. Accounts Receivable, Net

Accounts receivable, net is summarized as follows (in millions):

	December 31,
	2022	2021
Trade receivables	$219.0	$208.9
Business tax credits, including VAT	14.3	7.8
Hedge contracts receivable	3.6	0.4
Other receivables	32.3	22.3
Less allowance for doubtful accounts and sales discounts	(2.4)	(1.4)
Total accounts receivable, net	$266.8	$238.0

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is the activity related to the allowance for doubtful accounts (in millions):

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$1.4	$1.1	$1.5
Bad debt expense	1.7	0.3	1.0
Recoveries	(0.1)	(0.1)	—
Write-offs and discounts	(0.6)	0.1	(1.4)
Ending balance	$2.4	$1.4	$1.1

Transfer of Receivables

The Company participates in uncommitted trade accounts receivable sales programs ("Reverse Receivables Programs") under which certain trade receivables are sold, without recourse, to a third-party financial institution in exchange for cash. The Company does not retain any interest in or continuing involvement with the invoices after they are sold. The invoices are sold at face value, less a transaction fee.

On December 23, 2022, the Company entered into an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The maximum funding commitment of the Receivables Sales Agreement is $175.0 million. The agreement has an initial term of three years and can be renewed. Upon entry into the Receivables Sales Agreement, the Company sold $139.3 million of trade receivables.

In connection with the Receivables Sales Agreement, the Company formed a separate bankruptcy-remote special purpose entity (“SPE”), which is a wholly owned and controlled subsidiary. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that met certain qualifying conditions to a third-party financial institution in exchange for cash. Certain receivables are held by the SPE and are pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of December 31, 2022 was $94.2 million. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

The Company has continuing involvement with the receivables transferred by the SPE to the third-party financial institution by providing collection services.

The Company accounts for transactions under the Reverse Receivables Programs and Receivables Sales Agreement as sales of financial assets, with the associated receivables derecognized from the Company’s Consolidated Balance Sheets. Total fees related to the Reverse Receivables Programs and Receivables Sales Agreement are considered to be a loss on the sale of financial assets and were immaterial for the year ended December 31, 2022. Continuous cash activity related to the Reverse Receivables Programs and Receivables Sales Agreement is reflected in cash from operating activities in the Consolidated Statement of Cash Flows.

The following table summarizes the activity under the Reverse Receivables Programs and Receivables Sales Agreement (in millions):

Year ended
December 31, 2022
Trade accounts receivable sold to financial institutions	$244.3
Cash proceeds from financial institutions	242.7

There were no material trade accounts receivable sales for the year ended December 31, 2021.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for transactions under the Reverse Receivables Programs and Receivables Sales Agreement as sales of financial assets, with the associated receivables derecognized from the Company’s Consolidated Balance Sheets. Total fees related to the Reverse Receivables Programs and Receivables Sales Agreement are recorded within Other income (expense), net in the Consolidated Statements of Income (Loss). Continuous cash activity related to the Reverse Receivables Programs and Receivables Sales Agreement is reflected in cash from operating activities in the Consolidated Statement of Cash Flows.

Note 7. Inventories

Inventories are valued at the lower of cost (using the first-in, first-out and weighted average methods) or market. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The definition of market value, with respect to all inventories, is net realizable value. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. During the years ended December 31, 2022, 2021, and 2020, there were no material inventory write-offs.

The following table summarizes our inventories by major class (in millions):

	December 31,
	2022	2021
Raw materials	$206.0	$113.4
Work in process	80.5	41.9
Finished goods	223.9	95.7
Supplies and other	24.5	8.5
Inventories	$534.9	$259.5

Note 8. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Property, other than land, is depreciated on a straight-line basis for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in Cost of products sold or Other income (expense).

Property, plant and equipment (and related depreciable lives) consisted of the following (in millions):

	December 31,
	2022	2021
Land and improvements	$85.3	$31.6
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	285.5	194.5
Machinery and equipment (5 to 20 years)	1,009.3	737.6
Construction in progress	58.3	32.6
Gross property, plant and equipment	1,438.4	996.3
Less: Accumulated depreciation	563.5	534.6
Property, plant and equipment, net	$874.9	$461.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $71.2 million, $47.8 million, and $42.2 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Note 9. Joint Ventures

The Company has two joint ventures with China National Tobacco Corporation ("CNTC"). CNTC is the principal operating company under China’s State Tobacco Monopoly Administration. CNTC and the Company’s subsidiary, Schweitzer-Mauduit International China, Limited ("SM-China"), each own 50% of each of the joint ventures. The paper joint venture China Tobacco Mauduit (Jiangmen) Paper Industry Co. LTD, produces tobacco-related papers in China. The second joint venture China Tobacco Schweitzer (Yunnan) Reconstituted Tobacco Co. LTD, produces reconstituted tobacco leaf products. The joint ventures pay each, the Company and CNTC, sales-based royalties and management fees, of which we recognized $2.6 million, $2.7 million, and $2.0 million during the years ended December 31, 2022, 2021 and 2020, respectively, in Other income (expense), net in the Consolidated Statements of Income (Loss).

The Company uses the equity method to account for its ownership interest in both joint ventures. At December 31, 2022 and 2021, the Company’s equity investment in the joint ventures was $59.1 million and $64.6 million, respectively. The Company’s share of the net income was included in Income from equity affiliates, net of income taxes in the Consolidated Statements of Income (Loss). We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other than temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, internally developed analysis and analysis of external data. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the consolidated financial statements as an impairment.

Note 10. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter. The annual tests during the fourth quarters of 2022, 2021 and 2020 resulted in no impairment.

The changes in the carrying amount of goodwill for each reporting segment were as follows (in millions):

	ATM	FBS	Total
Balance at December 31, 2020	$398.4	$5.3	$403.7
Goodwill acquired	250.4	—	250.4
Foreign currency translation	(5.4)	(0.4)	(5.8)
Balance at December 31, 2021	$643.4	$4.9	$648.3
Goodwill acquired(1)	215.8	—	215.8
Foreign currency translation and other(2)	(16.6)	(0.3)	(16.9)
Balance at December 31, 2022	$842.6	$4.6	$847.2
(1) $214.4 million related to the Merger and $1.4 million related to measurement period adjustments for the Scapa acquisition.
(2) During the first quarter of 2022, goodwill with a carrying amount of $2.1 million was allocated to the disposal group classified as held for sale and subsequently impaired. Goodwill was allocated to the disposal group on the basis of relative fair value, primarily utilizing Level 3 inputs which included forecasted future cash flows.

Accumulated impairment loss for the FBS segment was $2.7 million as of December 31, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Intangible Assets

At December 31, 2022, the Company had $652.5 million of intangible assets in the ATM segment and $57.8 million in the FBS segment. At December 31, 2021, all of our intangible assets were in the ATM segment. The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$754.8	$159.4	$595.4
Developed technology	71.2	26.5	44.7
Trade names	35.8	4.4	31.4
Acquired technology	23.5	1.6	21.9
Non-compete agreements	2.9	2.7	0.2
Patents	1.9	0.7	1.2
Total	$890.1	$195.3	$694.8

Unamortized Intangible Assets
Trade names(1)	$15.5	$—	$15.5
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

Amortization expense of intangible assets was $53.4 million, $39.7 million and $24.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Finite-lived intangibles in the ATM segment are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the estimated aggregate amortization expense as of December 31, 2022 (in millions):

2023	$63.5
2024	63.2
2025	62.4
2026	62.4
2027	62.4

Note 12. Other Assets

Other assets consisted of the following (in millions):

	December 31,
	2022	2021
Capitalized software costs, net of accumulated amortization	$15.7	$13.9
Grantor trust assets	6.2	21.6
Net pension assets	31.0	26.3
Long-term supplies inventory	9.3	4.9
Hedge contracts assets	39.2	3.3
Other assets	14.0	6.0
Total	$115.4	$76.0

The Company's ICMS credits in Brazil are included within Other assets and are fully reserved. These credits do not expire. The Company is exploring other actions to utilize the credits. Charges and credits associated with normal ongoing activity are included in Cost of products sold in the Consolidated Statements of Income (Loss). Future material changes as a result of new legislation or a change in our operations will be reported separately.

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. These assets are restricted from Company use until all obligations are satisfied. The decrease in grantor trust assets compared to the prior year is primarily due to distributions of employee deferred compensation as a result of the Merger.

The increase in hedge contracts assets is a result of the Company entering into new USD interest rate swaps during the year ended December 31, 2022, which were in an asset position. Refer to Note 15. Derivatives for further information on our hedge contracts.

Note 13. Restructuring and Impairment Activities

Our restructuring programs have been developed with the objective of realigning the business and lowering our cost structure. As such, our ongoing programs relate to manufacturing and cost optimization. The Company incurred restructuring and impairment expenses of $19.3 million, $10.1 million, and $11.9 million in the years ended December 31, 2022, 2021 and 2020, respectively. In the FBS segment, restructuring and impairment expenses were $1.3 million, $8.2 million, and $11.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. During the third quarter of 2021, we announced plans to close the Winkler, Manitoba facility in Canada. The decision was part of our ongoing manufacturing optimization efforts. Manufacturing at this facility ceased during December of 2021.

As a result of this decision, $1.6 million was recognized during the year ended December 31, 2022 primarily related to pension benefits and $0.8 million was recognized during the year ended December 31, 2021 related to severance and other accruals. The FBS segment has recognized $2.4 million of restructuring charges cumulatively through December 31, 2022 related to this project.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2020, we announced plans to shut down the Spotswood, New Jersey facility and shift the production of paper made there to other facilities. This decision was part of our ongoing manufacturing optimization efforts and involved the co-development of a new paper production technology with one of the Company’s key customers. Production of paper at this facility ceased as of December 31, 2020.

As a result of this decision, $0.1 million, $4.7 million, and $6.7 million of restructuring and impairment expenses was recognized in the years ended December 31, 2022, 2021, and 2020, respectively.In the year ended December 31, 2021, restructuring and impairment expense was related to costs associated with closing the facility and preparing it for sale, medical benefits and other accruals. Restructuring and impairment expense in the year ended December 31, 2020 was related to severance and other accruals. In the year ended December 31, 2020, we also recognized $4.9 million of other restructuring related charges in Cost of products sold, of which, $2.0 million was to write-down the value of certain spare parts and consignment inventories to estimated net realizable value and $2.9 million resulted from the acceleration of depreciation and amortization for machinery and equipment due to the change in the estimated lives of these assets driven by the decision to shut down the facility. The Spotswood site was sold on December 9, 2021, for total proceeds of $34.4 million, and the Company recognized a net gain of $35.2 million including sales from other miscellaneous remaining assets which is included in Other income (expense), net. The FBS segment has recognized $16.5 million of restructuring charges cumulatively through December 31, 2022 related to this project.

In addition to restructuring costs related to the Spotswood and Winkler facilities, the FBS segment recognized $(0.4) million, $2.7 million, and $4.6 million in restructuring and impairment expenses in the years ended December 31, 2022, 2021 and 2020, respectively, related to severance accruals at our other manufacturing facilities. These restructuring charges relate to ongoing cost optimization initiatives to remain competitive within the FBS segment. The FBS segment has recognized $11.5 million of restructuring charges cumulatively through December 31, 2022 related to this project.

Additional restructuring and impairment costs to be incurred in 2023 in the FBS segment related to the closing of the Winkler, Manitoba facility is not material.

In the ATM segment, the Company incurred $17.2 million, $1.9 million, and $0.5 million in restructuring and impairment expenses during the years ended December 31, 2022, 2021, and 2020, respectively. In the year ended December 31, 2022, restructuring and impairment expense was primarily due to a $12.9 million impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end-market. The assets were sold during the third quarter for net proceeds of $4.6 million and a loss of $0.4 million.

We also incurred $1.9 million in restructuring and impairment expense resulting from the termination of a contract with an existing customer related to exclusivity in product manufacturing. Additionally, $1.2 million was recognized related to the closure of the Appleton, Wisconsin facility, a facility acquired through the Merger. The closure of this facility was substantially completed in September 2021 and its divestiture was planned prior to the Merger. The assets held for sale consist primarily of property, plant and equipment, which are measured at fair value as part of the purchase price allocation. Refer to Note 5. Business Acquisitions for the purchase price allocation. As of December 31, 2022, assets held for sale of $10.5 million were included in Other assets.

Restructuring and impairment expense for the year ended December 31, 2021 was related to the impairment of non-productive manufacturing equipment and severance accruals. Restructuring and impairment expense for the year ended December 31, 2020 was related to severance accruals.

The Company expects to record additional restructuring and impairment costs in the ATM segment during 2023 of approximately $2.0 million related to the closing of the Appleton, Wisconsin facility.

Restructuring and impairment costs related to the Merger are included in corporate expenses as other unallocated items as these costs are not included in management's evaluation of the segments' performance. These expenses were

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
not material for the year ended December 31, 2022 There were no unallocated restructuring and impairment expenses for the years ended December 31, 2021 and 2020.

The following table summarizes total restructuring and related charges (in millions):

	Years Ended December 31,
	2022	2021	2020
Restructuring and impairment expense:
Severance	$2.0	$3.6	$11.6
Asset impairment	14.0	1.6	—
Other	3.3	4.9	0.3
Total restructuring and impairment expense	$19.3	$10.1	$11.9
Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$—	$0.5	$2.9
Inventory write-down to estimated net realizable value	0.8	0.2	2.0
Total other restructuring related charges - Cost of products sold	0.8	0.7	4.9
Other restructuring related charges - General expense
Accelerated depreciation and amortization	0.3	—	—
Total restructuring and impairment expense and other restructuring related charges	$20.4	$10.8	$16.8

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the Consolidated Balance Sheets as of December 31, 2022 and 2021. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows (in millions):

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$6.2	$7.4
Accruals for announced programs	1.1	4.7
Accruals assumed from Merger(1)	2.3	—
Cash payments	(4.4)	(5.7)
Foreign exchange impact	(0.3)	(0.2)
Balance at end of period	$4.9	$6.2
(1) Accrued liabilities primarily for severance related to an optimization program at the Coldenhove, Netherlands facility and the closure of the Appleton, Wisconsin facility, both of which were acquired through the Merger.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	December 31,
	2022	2021
Revolving facility - U.S. dollar borrowings	$191.0	$393.0
Term loan A facility	192.0	193.5
Term loan B facility	344.8	348.2
Delayed draw term loan	641.9	—
6.875% Senior unsecured notes due October 1, 2026, net of discount of $4.3 million and $5.2 million as of December 31, 2022 and 2021, respectively(1)	339.0	344.8
French employee profit sharing	3.0	4.1
German loan agreement	10.7	—
Other	0.9	—
Debt issuance costs	(29.4)	(16.1)
Total debt	1,693.9	1,267.5
Less: Current debt	(34.6)	(2.7)
Long-term debt	$1,659.3	$1,264.8
(1) Amount includes a $6.7 million decrease in fair value due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 15. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The amended Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio.

In connection with the Merger, we further amended our Credit Agreement on May 6, 2022 in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, subject to consummation of the Merger, to $600.0 million. Additionally, we added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility") to be funded concurrent with the closing of the Merger.

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our amended Revolving Credit Facility ("Revolving Facility"). The Delayed Draw Term Loan Facility matures on May 6, 2027.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2022, $127.0 million of cash from operations was used to repay our Revolving Facility.

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

Borrowings under the amended Revolving Facility or the Delayed Draw Term Loan facility in U.S. dollars will bear interest, at the Company’s option, at a rate equal to either (1) a forward-looking term rate based on Term SOFR, plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) one-month Term SOFR plus 1.0%, in each case plus the applicable margin. Borrowings under the Revolving Facility in Euros will bear interest at a rate equal to the reserve-adjusted Euro interbank offered rate, or EURIBOR, plus the applicable margin. The applicable margin for borrowings under the revolving credit agreement is expected to range from 1.00% to 2.50% for SOFR loans and EURIBOR loans, and from 0.00% to 1.50% for base rate loans, in each case, depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the Term Loan B Facility will bear interest, at the Company's option, at either (i) 3.75% in excess of a reserve adjusted LIBOR rate (subject to a minimum floor of 0.75% or (ii) 2.75% in excess of an alternative base rate.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2022.

Debt Commitment Letter

Prior to the merger, we obtained financing commitments for (i) a $648.0 million senior 364-day unsecured bridge facility (the “Bridge Facility”) and (ii) a $500.0 million senior secured revolving credit facility pursuant to a commitment letter (the “Debt Commitment Letter”) dated as of March 28, 2022. On May 6, 2022, in conjunction with further amendment of our Credit Agreement, the Debt Commitment Letter was amended, reducing the commitments under the Bridge Facility and senior secured revolving credit facility to $50.0 million and zero, respectively. Upon consummation of the Merger, we terminated our Bridge Facility.

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the amended Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer, or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2022.

As of December 31, 2022, the average interest rate was 7.03% on outstanding Revolving Facility borrowings, the interest rates were 7.17% on outstanding Term Loan A Facility borrowings, 8.19% on outstanding Term Loan B Facility borrowings and 6.92% on outstanding Delayed Draw Term Loan facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 5.11% and 4.04% for the year ended December 31, 2022 and 2021, respectively.

French Employee Profit Sharing

Our French operations are subject to government-mandated profit sharing. Each year, representatives of the workers at each of the French businesses can make an election for the profit sharing amounts from the most recent year ended to be invested in a financial institution or with their respective employer. To the extent that funds are invested with the Company, these amounts bear interest at 1.33% and 0.20%, respectively, at December 31, 2022 and 2021, and are generally payable in the fifth year subsequent to the year in which the profit sharing is accrued.

Other

On May 30, 2022, Neenah entered into a project financing agreement for the construction of a melt blown machine (the "German Loan Agreement"). This debt was assumed by the Company upon consummation of the Merger. The German Loan Agreement provided $10.7 million of construction financing which is secured by the melt blown machine. The loan matures in March 2027 and principal is repaid in equal quarterly installments beginning in June 2023. The interest rate on amounts outstanding is 1.75% and is payable quarterly.

Notional Cash Pooling

On November 15, 2022, certain of the Company’s subsidiaries entered into a notional cash pooling arrangement with JP Morgan to manage global liquidity requirements. As part of the pooling agreement, the participating subsidiaries combine their cash balances in pooling accounts at JP Morgan with the ability to offset bank overdrafts of one participant against the positive cash account balances held by another participant. Under the terms of the notional pooling agreement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the Consolidated Balance Sheets.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank Overdrafts

The Company also had bank overdraft facilities of $1.9 million and $1.8 million, at December 31, 2022 and 2021, respectively, of which $0.2 million and zero were outstanding at December 31, 2022 and 2021, respectively. Interest is incurred on outstanding amounts at market rates, which were 3.39% and 0.55%, respectively, at December 31, 2022 and 2021. No commitment fees are paid on the unused portion of these facilities.

Rate Swap Agreements

From time to time, the Company enters into interest rate swap transactions to manage the Company's interest rate risk and cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. Refer to Note 15. Derivatives for additional information.

Principal Repayments

Under the amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2022 such that those amounts are not expected to be repaid prior to the May 2027 expiration of the Revolving Facility.

The following is the expected maturities for the Company's debt obligations as of December 31, 2022 (in millions):

2023	$41.1
2024	41.2
2025	41.4
2026	380.3
2027	892.0
Thereafter	327.3
Total	$1,723.3

Fair Value of Debt

At December 31, 2022 and 2021, the fair market value of the Company's 6.875% senior unsecured notes was $308.4 million and $365.8 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2022 and 2021 approximated the respective carrying amounts as the interest rates approximate current market indices.

Debt Issuance Costs

The Company capitalized approximately $18.8 million of debt issuance costs during the year ended December 31, 2022 related to the amendment to our Credit Agreement and the draw on the Delayed Draw Term Loan Facility. These capitalized costs will be amortized over the term of the various facilities under the amended Credit Agreement. As of December 31, 2022 and 2021, the Company's total deferred debt issuance costs, net of accumulated amortization, were $29.4 million and $16.1 million, respectively.

Amortization expense of $5.5 million and $3.1 million was recorded during the years ended December 31, 2022 and 2021, respectively, and was included as a component of Interest expense in the accompanying Consolidated Statements of Income (Loss).

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2022 (in millions):

2023	$6.4
2024	6.4
2025	6.4
2026	6.4
2027	3.2
Thereafter	0.6
Total	$29.4

Note 15. Derivatives

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including, where considered appropriate, derivative instruments. The Company has no derivative instruments for trading or speculative purposes or derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company’s derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

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

On June 30, 2021, the Company entered into pay-fixed, receive-variable interest rate swaps with a maturity date of December 31, 2027. The instruments hedge a portion of the Company’s debt facility through the amended Credit Agreement. Under the terms of the interest rate swaps, Mativ will pay a fixed amount of interest each period in an amount equal to 0.974% and 1.4135% on notional amounts of $260.0 million and $140.0 million, respectively, and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•June 30, 2021 - December 29, 2023     $400.0 million notional
•December 29, 2023 - December 31, 2024    $350.0 million notional
•December 31, 2024 - December 31, 2025    $300.0 million notional

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•December 31, 2025 - December 31,2026    $200.0 million notional
•December 31, 2026 - December 31, 2027    $190.0 million notional

On September 11, 2019, the Company entered into a pay-fixed, receive-variable interest rate swap with a maturity date of January 31, 2027. The instrument is a hedge on a portion of the Company’s debt facility through the Credit Agreement. Under the terms of the interest rate swap, Mativ will pay a fixed amount of interest each period in an amount equal to 1.724% on a notional amount of $185.0 million and receive interest payments monthly in an amount equal to the One-Month USD-LIBOR rate on the notional amount. The notional amount will reduce throughout the term of the swap as follows:

•September 13, 2019 - December 31, 2020    $185.0 million notional
•December 31, 2020 - December 31, 2021    $150.0 million notional
•December 31, 2021 - January 31, 2027    $100.0 million notional

During March 2022, the interest rate swaps, which had a combined notional value of $500.0 million were terminated and a total settlement of $23.6 million was received from the counterparties. The settlement amount, which represents the fair value of contracts at the time of termination, was recorded in Accumulated other comprehensive loss, net of tax and will be amortized as a component of Interest expense over the remaining term of the hedged forecasted transaction.

During March 2022, immediately following the termination of the aforementioned interest rate swaps, the Company entered into pay-fixed, receive-variable interest rate swaps, maturing on January 31, 2027 and December 31, 2027. The swaps have a combined notional value of $500.0 million which declines over the terms of the underlying contracts. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates.

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

On January 29, 2019, the Company entered into a cross-currency swap designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75.0 million swapped to €66.0 million at maturity. On September 30, 2021, the term of the cross-currency swap was extended until October 1, 2031. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay to our swap counterparty Euro interest at a fixed rate of 5.117% per annum on €66.0 million.

On September 11, 2019, the Company entered into a new pay-EUR, receive-USD cross-currency swap arrangement with a major financial institution having a maturity date of April 1, 2023. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $100.0 million swapped to €90.9 million at maturity. Under the terms of the new cross-currency swap, Mativ will pay a fixed amount of Euro-denominated interest at a rate of 5.638% semiannually and receive USD denominated payments at a rate of 6.875% semiannually on the notional amount of the swap.

On October 1, 2021, the Company entered into a cross-currency swap designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. The terms of the cross-currency swap provide for an exchange of principal on a notional amount of $75.0 million swapped to €64.7 million at maturity. The Company will receive from our swap counterparty U.S. dollar interest at a fixed rate of 6.875% per annum and pay

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to our swap counterparty Euro interest at a fixed rate of 5.475% per annum. The cross-currency swap will mature on October 1, 2031.

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

•$85.0 million notional swapped to €75.7 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 4.9605% per annum.
•$85.0 million notional swapped to €75.7 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 5.0755% per annum.
•$65.0 million notional swapped to €57.9 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 5.1605% per annum.
•$65.0 million notional swapped to €57.9 million at maturity, receive U.S. dollar interest at a fixed rate of 6.875% and pay Euro interest at a fixed rate of 5.1405% per annum.

During the three months ended June 30, 2022, the cross-currency swaps with a combined notional value of €488.8 million ($550.0 million) were terminated and a total settlement of $35.8 million was received from the counterparties. Immediately following the termination of the aforementioned swaps, the Company entered into cross-currency swaps with a combined notional value of €450.0 million ($478.2 million), maturing on April 1, 2024 and 2025 and October 1, 2026, designated as a hedge of a portion of the Company’s net investment in Euro-denominated subsidiaries. These contracts involve the periodic exchange of U.S. dollar fixed interest rate payments for fixed Euro-denominated payments over the respective contract terms, in addition to an exchange of notional amounts upon maturity. One cross-currency swap involves the periodic exchange of U.S dollar variable interest rate payments for Euro-denominated variable payments.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2022 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$2.4	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	1.1	Other liabilities	4.7
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.6	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	38.1	Other liabilities	—
Interest rate contracts - fair value hedge			Other liabilities	6.7
Total derivatives designated as hedges		$42.2		$11.6

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.7	Accrued expenses and other current liabilities	$2.1
Total derivatives not designated as hedges		2.7		2.1
Total derivatives		$44.9		$13.7

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2021 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$1.6	Accrued expenses and other current liabilities	$—
Foreign exchange contracts - net investment hedge	Other assets	—	Other liabilities	9.8
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.2	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	3.3	Other liabilities	2.1
Total derivatives designated as hedges		$5.1		$11.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.2	Accounts payable	$0.6
Total derivatives not designated as hedges		0.2		0.6
Total derivatives		$5.3		$12.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of fixed-to-floating interest rate swaps designated as a fair value hedge of our Notes and the respective balance sheet location at December 31, 2022 (in millions):

	Balance Sheet Location	Carrying Amount of Hedged Item	Cumulative Amount of Adjustment Included in Carrying Amount
Interest rate contracts - fair value hedge	Long-term debt	$339.0	$(6.7)
Refer to Note 14. Debt for further information on the Notes.

The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss, net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCL on Derivatives, Net of Tax			Location of (Loss) Gain Reclassified from AOCL	(Loss) Gain Reclassified from AOCL, Net of Tax
	For the Years Ended December 31,				For the Years Ended December 31,
	2022	2021	2020		2022	2021	2020
Derivatives designated as cash flow hedge
Foreign exchange contracts	$3.4	$(0.2)	$(5.3)	Net sales	$—	$(1.7)	$(3.4)
Foreign exchange contracts	(0.2)	1.2	1.4	Other income (expense), net	(0.2)	(0.2)	1.4
Interest rate contracts	32.2	5.1	(7.7)	Interest expense	(10.7)	(3.2)	—
Derivatives designated as investment hedge
Foreign exchange contracts	39.6	6.6	(14.2)	Other income (expense), net	—	—	—
Total	$75.0	$12.7	$(25.8)		$(10.9)	$(5.1)	$(2.0)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2022, 2021 or 2020, other than those related to the cross-currency swap, noted below.

The Company’s net investment hedges were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded in OCI and remain there until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss, net of tax, as an unrealized translation adjustment are amortized to interest expense over the remaining term of the swap. For the year ended December 31, 2022, 2021, and 2020, respectively, $10.6 million, $6.3 million and $6.5 million of income from derivative instruments excluded from effectiveness testing was recognized as Interest expense in the Consolidated Statements of Income (Loss).

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the effect derivative instruments not designated as hedging instruments had on Net income (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized
		For the Years Ended December 31,
		2022	2021	2020
Foreign exchange contracts	Other income (expense), net	$4.2	$(2.2)	$0.1

Note 16. Accrued Expenses

Accrued expenses consisted of the following (in millions):

	December 31,
	2022	2021
Accrued salaries, wages and employee benefits	$84.0	$42.0
Accrued sales discounts and allowances	16.0	3.2
Other accrued expenses	84.2	56.8
Total	$184.2	$102.0

The increase in other accrued expenses is primarily due to accrued expenses for professional services as a result of the Merger and accruals for energy costs as energy prices were elevated as of December 31, 2022.

Note 17. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in millions):

	Years Ended December 31,
	2022	2021	2020
U.S.	$(88.2)	$28.5	$29.1
Foreign	63.8	44.6	68.2
Total	$(24.4)	$73.1	$97.3

An analysis of the expense (benefit) for income taxes from continuing operations follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Current income taxes:
U.S. federal	$0.5	$5.0	$7.3
U.S. state	2.3	0.7	1.5
Foreign	16.3	11.9	14.8
	$19.1	$17.6	$23.6
Deferred income taxes:
U.S. federal	$(18.4)	$7.5	$(5.3)
U.S. state	(4.9)	(0.2)	1.0
Foreign	(8.4)	(34.3)	(0.9)
	$(31.7)	$(27.0)	$(5.2)
Total	$(12.6)	$(9.4)	$18.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes is as follows (in millions):

	Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$(5.1)	21.0%	$15.4	21.0%	$20.4	21.0%
Foreign income tax rate differential	(2.1)	8.8	2.9	4.0	2.5	2.6
Income from passthrough entities	3.3	(13.3)	4.2	5.7	2.3	2.3
Branch earnings	0.2	(1.0)	(0.9)	(1.2)	—	—
Global intangible low tax inclusion	0.5	(2.1)	4.7	6.4	4.8	4.8
Subpart F income	0.7	(2.7)	1.0	1.3	0.6	0.6
Foreign derived intangible income	(0.7)	2.9	(0.8)	(1.0)	(0.3)	(0.3)
State income tax, net of federal benefit	(2.3)	9.5	0.5	0.7	1.8	1.8
Adjustments to valuation allowances	(8.4)	34.5	57.0	78.0	(3.9)	(3.9)
Capital loss carryforward	—	—	(86.5)	(118.3)	—	—
Other tax credits	(2.7)	10.7	(1.4)	(2.0)	(0.8)	(0.8)
Foreign tax credits	(2.8)	11.2	(11.0)	(15.0)	(9.9)	(10.0)
Other foreign operational taxes	4.1	(16.8)	2.6	3.6	2.9	2.9
Base erosion minimum tax amount	(2.0)	8.1	2.4	3.3	—	—
Remeasurement of deferred taxes due to tax law	(2.9)	12.0	0.1	0.1	0.3	0.3
Non-deductible compensation expense	1.4	(5.6)	0.6	0.8	(0.3)	(0.3)
Non-deductible acquisition expense	5.4	(21.9)	—	—	—	—
Uncertain tax positions	1.1	(4.6)	0.3	0.4	0.2	0.2
Other, net	(0.3)	0.9	(0.5)	(0.7)	(2.2)	(2.3)
Provision for income taxes	$(12.6)	51.6%	$(9.4)	(12.9)%	$18.4	18.9%

A benefit for income taxes of $12.6 million, a benefit for income taxes of $9.4 million and an expense for income taxes of $18.4 million in the years ended December 31, 2022, 2021, and 2020, respectively, resulted in an effective tax rate of 51.6%, (12.9)%, and 18.9% in 2022, 2021, and 2020, respectively. The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due primarily to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions, adjustments to valuation allowances, and acquisition related nondeductible expenses due to the Neenah merger.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that is generally able to be repatriated free of U. S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. As a result of the Company’s treasury policy to simplify and expediate its intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred income tax assets (liabilities) were comprised of the following (in millions):

	December 31,
	2022	2021
Deferred Tax Assets
Receivable allowances	$1.2	$0.9
Postretirement and other employee benefits	17.8	17.1
Net operating loss and tax credit carryforwards	163.4	129.6
Capital loss carryforward	106.5	103.1
Accruals and other liabilities	2.1	0.4
Investment in subsidiaries	8.9	—
Capitalized research & development	29.8	—
Other	26.5	12.6
	$356.2	$263.7
Less: Valuation allowance	(231.9)	(232.3)
Net deferred income tax assets	$124.3	$31.4

Deferred Tax Liabilities
Net property, plant and equipment	$(131.4)	$(60.3)
Intangibles	(104.1)	(31.3)
Investment in subsidiaries	—	(0.6)
Derivatives	(16.9)	(0.3)
Other	(9.7)	(0.1)
	$(262.1)	$(92.6)
Less: Valuation allowance	—	—
Net deferred income tax liabilities	$(262.1)	$(92.6)

Total net deferred income tax liabilities	$(137.8)	$(61.2)

As of December 31, 2022, the Company had approximately $116.5 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions, with the following expiration dates:

2023-2042	$35.5
Indefinite	81.0
Total	$116.5

In addition, the Company has $106.5 million of tax effected capital loss carryforwards, of which $98.9 million will expire between 2024-2026 and $7.5 million are indefinite lived. The Company also has $13.1 million and $9.9 million of foreign tax credits and state tax credits and that will expire between 2028 – 2032, and 2023 – 2037, respectively.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss, capital loss, and credit carryforwards. The valuation allowance on deferred tax assets as of December 31, 2022, is substantially in the United States and Luxembourg, of $111.3 million and $94.0 million, respectively. In addition, there is a valuation allowance on ICMS value added tax credits of $6.2 million in Brazil and certain state tax credits of $3.5 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes (in millions):

	Years Ended December 31,
	2022	2021	2020
Uncertain tax position balance at beginning of year	$9.8	$2.0	$1.7
Increases in current year tax positions	0.1	0.3	0.3
Increases in prior year tax positions	1.4	—	—
Decreases due to lapse of statute of limitations	(0.4)	(0.7)	—
Increases from business acquisitions	9.0	8.2	—
Uncertain tax position balance at end of year	$19.9	$9.8	$2.0

The liability for unrecognized tax benefits included $13.6 million as of December 31, 2022, that if recognized would impact the Company's effective tax rate. We do not anticipate a material decrease in unrecognized tax benefits by the end of 2022 as a result of a lapse of the statute of limitations and other regulatory filings. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued on current year uncertain tax positions during the years ended December 31, 2022, 2021 and 2020.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company finalized an audit in France for tax years 2018-2020 during 2022. All expected impacts have been recorded in 2022 or earlier and are immaterial to the tax rate. We are no longer subject to U.S. federal examinations by the IRS for tax years before 2019. The 2015-2022 tax years remain subject to examination by other major tax jurisdictions.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, Netherlands, and Canada and OPEB benefits related to postretirement healthcare and life insurance are sponsored in the United States, Germany, and Canada.

In connection with the Merger, the Company assumed Neenah's defined benefit pension and OPEB plans, as well as sponsorship of the defined contribution retirement plan. In addition, Neenah has a supplemental employee retirement plan ("SERP"), which is a non-qualified defined benefit plan, and a supplemental retirement contribution plan ("SRCP"), which is a non-qualified, unfunded defined contribution plan. The Company provides benefits under the non-qualified SERP and SRCP plans to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified retirement benefit plans.

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

The U.S. operations also have unfunded healthcare and life insurance benefit plans, or OPEB plans, which cover certain of its retirees through age 65. Some employees who retained benefits under the terms of the Company's plans prior to certain past amendments receive retiree healthcare coverage at rates subsidized by the Company. For other eligible employees, retiree healthcare coverage access is offered at full cost to the retiree. The postretirement healthcare plans include a limit on the Company's share of costs for current and future retirees. The U.S. operations' retiree life insurance plans are noncontributory. Prior to December 31, 2022, the Company's Canadian postretirement benefits liability and U.S. OPEB liability were immaterial and therefore not included in these disclosures.

Non-US Pension Benefits

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

In the U.K., the Company has multiple defined benefit pension plans which holds the assets and liabilities of former U.K. employees. These plans are closed to new members. The assets of the plan are held separately from the Company under Trust and the plan is managed by a professional Trustee.

In Germany, the Company sponsors retirement benefit plans which are unfunded. There is no legal or governmental obligation to fund these plans. These benefits are paid out in a normal course of business consistent with regulatory requirements.

In the Netherlands, the Company’s defined benefit pension obligations are administered by a third-party insurance company and funding for these benefits comes from premiums paid. Since 2019, participation in the defined benefit pension plan was closed and hourly employees participate in a defined contribution retirement plan consistent with the agreement reached between the Company and its hourly employee unions.

The U.S, French, U.K, Germany and Netherlands pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a measurement date of December 31 for its pension plans and other postretirement plans. The funded status of the pension plans as of December 31, 2022 and 2021 and the OPEB plans as of December 31, 2022 was as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.	Non-U.S.
	2022	2021	2022	2021	2022
Change in PBO:
PBO at beginning of year(2)	$118.4	$125.1	$232.5	$35.8	$1.3	$1.6
Acquisition(1)	265.3	1.9	72.6	205.5	26.4	3.4
Service cost	0.9	—	1.7	1.6	0.1	0.4
Interest cost	9.3	2.8	4.6	2.6	0.6	—
Actuarial (gain) loss	(36.8)	(2.6)	(65.1)	2.2	(1.4)	(0.1)
Participant contributions	—	—	—	0.8	0.1
Plan amendment	—	—	—	—	—	0.1
Plan settlements	(0.3)	—	(0.2)	—	—
Gross benefits paid	(17.2)	(8.8)	(13.7)	(13.4)	(2.1)	(0.7)
Currency translation effect	—	—	(21.8)	(6.8)	—	—
PBO at end of year	$339.6	$118.4	$210.6	$228.3	$25.0	$4.7
Change in Plan Assets:
Fair value of plan assets at beginning of year(2)	$124.7	$134.4	$216.2	$0.8	$—	$—
Acquisition(1)	268.2	—	42.3	211.4	—	—
Actual return on plan assets	(26.9)	(0.9)	(53.8)	11.0	—	—
Employer contributions	0.7	—	6.0	4.7	2.0	0.7
Participant contributions	—	—	1.7	0.1	0.1	—
Plan settlements	(0.3)	—	(0.2)	—	—	—
Gross benefits paid	(17.2)	(8.8)	(15.2)	(13.0)	(2.1)	(0.7)
Currency translation effect	—	—	(22.8)	(4.4)	—	—
Fair value of plan assets at end of year	$349.2	$124.7	$174.2	$210.6	$—	$—
Funded status at end of year	$9.6	$6.3	$(36.4)	$(17.7)	$(25.0)	$(4.7)
(1) Amounts attributable to Neenah and Scapa are included effective July 6, 2022 and April 15, 2021, respectively.
(2) Prior to 2022, certain immaterial plans were excluded. All plans sponsored by the Company are included in the 2022 disclosure amounts.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PBO, ABO and fair value of pension plan assets for the Company's defined benefit pension plans as of December 31, 2022 and 2021 and OPEB plans as of December 31, 2022 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.	Non-U.S.
	2022	2021	2022	2021	2022
PBO	$339.6	$118.4	$210.6	$228.3	$25.0	$4.7
ABO	335.8	118.4	205.9	228.3	—	—
Fair value of plan assets	349.2	124.7	174.2	210.6	—	—

As of December 31, 2022 and 2021, the pre-tax amounts in Accumulated other comprehensive loss, net of tax that have not been recognized as components of net periodic benefit cost for the pension and OPEB plans are as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.	Non-U.S.
	2022	2021	2022	2021	2022
Accumulated loss (gain)	$17.2	$16.9	$(0.6)	$7.6	$(1.4)	$—
Prior service credit	—	—	(1.7)	(2.0)	—	—
Accumulated other comprehensive loss (gain)	$17.2	$16.9	$(2.3)	$5.6	$(1.4)	$—

Actuarial assumptions are used to determine the Company's benefit obligations. The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate fluctuates from year to year based on current market interest rates for high-quality, fixed-income investments. The Company also evaluates the expected average duration of its pension obligations in determining its discount rate. An assumed long-term rate of compensation increase is also used to determine the PBO. The weighted average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.	Non-U.S.
	2022	2021	2022	2021	2022
Discount rate	5.42%	2.73%	4.45%	1.70%	5.32%	2.51%
Rate of compensation increase	1.90%	—%	1.57%	0.32%	3.50%	1.27%
Rate of pension increase	—%	—%	—%	2.75%	—%	—%

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net pension benefit costs during the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	Pension Benefits						Other Postretirement Plans
	U.S.			Non-U.S.			U.S.	Non-U.S.
	2022	2021	2020	2022	2021	2020	2022
Service cost	$0.9	$—	$—	$1.7	$1.6	$1.3	$0.1	$0.4
Interest cost	9.3	2.8	3.7	4.6	2.6	0.2	0.6	—
Expected return on plan assets	(11.9)	(3.9)	(4.9)	(4.3)	(2.7)	(0.1)	—	—
Amortizations and other	1.7	3.2	3.3	0.9	0.8	1.0	—	—
Net periodic benefit cost	$—	$2.1	$2.1	$2.9	$2.3	$2.4	$0.7	$0.4

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Pension Benefits						Other Postretirement Plans
	U.S.			Non-U.S.			U.S.	Non-U.S.
	2022	2021	2020	2022	2021	2020	2022	2022
Discount rate	4.09%	2.31%	3.20%	1.76%	0.79%	0.53%	4.42%	1.85%
Expected long-term rate of return on plan assets	5.19%	3.44%	4.41%	1.84%	2.99%	3.00%	—%	—%
Rate of compensation increase	1.90%	—%	—%	2.26%	2.18%	1.97%	3.50%	3.29%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure each plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. For the year ended December 31, 2022, the target and actual allocation of plan assets were aligned. The Company's investments under the French pension plans are primarily invested as directed by governmental authorities, their contracted providers or the participants without direction from the Company. Investments under the U.K. plan are allocated based on a targeted return, driven by the funded status of the plan. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on a periodic basis to review the portfolio returns and to determine asset mix targets. The pension plans' asset allocations by category at December 31, 2022 and 2021 were as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Plan Asset Category(3)
Cash and cash equivalents	1%	1%	8%	1%
Equity securities(1)
Domestic large cap	10	2	1	—
Domestic small cap	3	1	—	—
International	14	6	—	10
Fixed income securities	72	90	90	88
Alternative investments(2)	—	—	1	1
Total	100%	100%	100%	100%
(1) None of the Company's pension plan assets are targeted for investment in Mativ stock, except that it is possible that one or more mutual funds held by the plan could hold shares of Mativ.
(2) Investments in this category under the Non-U.S. pension plan may include hedge funds and real estate.
(3) The plan asset categories do not include a insurance contract related to the legacy Neenah Coldenhove pension plan.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2022 (in millions):

	U.S.			Non-U.S.
Plan Asset Category(3)	Total	Other(1)	Level 1	Total	Level 1	Level 2
Cash equivalents	$2.8	$—	$2.8	$12.1	$12.1	$—
Equity securities
Domestic large cap	35.9	35.9	—	—	—	—
Domestic small cap	9.6	9.6	—	—	—	—
International	50.0	50.0	—	1.5	—	1.5
Fixed income securities
US Government securities	66.5	66.5	—	—	—	—
Corporate bonds	171.3	171.3	—	62.4	—	62.4
International bonds	5.0	5.0	—	50.1	—	50.1
Other	8.1	8.1	—	16.3	—	16.3
Alternative investments(2)	—	—	—	0.9	—	0.9
Total	$349.2	$346.4	$2.8	$143.3	$12.1	$131.2

The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2021 (in millions):

	U.S.			Non-U.S.
Plan Asset Category	Total	Other(1)	Level 1	Total	Level 1	Level 2
Cash equivalents	$1.1	$—	$1.1	$2.6	$2.6	$—
Equity securities
Domestic large cap	3.7	3.7	—	0.1	0.1	—
Domestic small cap	1.2	1.2	—	—	—	—
International	7.4	7.4	—	20.8	—	20.8
Fixed income securities
US Government securities	43.1	43.1	—	—	—	—
Corporate bonds	48.4	48.4	—	95.2	—	95.2
International bonds	2.1	2.1	—	86.6	—	86.6
Other	17.7	17.7	—	3.6	—	3.6
Alternative investments(2)	—	—	—	1.7	—	1.7
Total	$124.7	$123.6	$1.1	$210.6	$2.7	$207.9
(1) Investments held in Mutual Funds are measured at Net Asset Value ("NAV"), as determined by the fund manager, as a practical expedient and not are subject to hierarchy level classification disclosure.
(2) Alternative investments include ownership interests in shares of registered investment companies.
(3) The plan asset categories do not include a insurance contract related to the legacy Neenah Coldenhove pension plan.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects the following estimated undiscounted future pension benefit payments, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (in millions):

	U.S.	Non-U.S.
2023	$29.6	$22.2
2024	29.7	16.0
2025	29.8	17.1
2026	29.5	17.1
2027	29.2	19.3
2028 - 2032	138.3	103.5

The Company is not required to contribute during 2023 to its U.S. and French pension plans; although, it may make discretionary contributions dependent on market conditions to remain aligned with its investment policy statement. Contributions to the U.K. pension plan are required.

Other Benefits

We sponsor qualified defined contribution plans covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $11.4 million, $4.6 million, and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company provides U.S. executives, certain other key personnel, and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as a cash deferral or deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $0.6 million and $16.2 million at December 31, 2022 and 2021, respectively, which were included in the Consolidated Balance Sheets in Other liabilities. The decrease in the deferred compensation plan liabilities from 2021 to 2022 is due to the settlement from change in control as a result of the Merger on July 6, 2022. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans (refer to Note 12. Other Assets for additional information). The balance of grantor trust assets totaled $6.2 million and $21.6 million at December 31, 2022 and 2021, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

In accordance with French law, certain salaried employees in France may accumulate unused regular vacation and supplemental hours of paid leave that can be credited to an individual's Compte Epargne Temps, or CET. The CET account may grow over an individual's career and the hours accumulated may be withdrawn upon retirement or under other special circumstances at the individual's then current rate of pay. The balance of the Company's liability for this program reflected in the accompanying Consolidated Balance Sheets in Other liabilities was $7.0 million and $7.1 million at December 31, 2022 and 2021, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Stockholders' Equity

Long-term Incentive Plan

In April 2015, the Company adopted and the stockholders approved the 2015 Long-term Incentive Plan ("LTIP"). The LTIP is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of equity grants. The Compensation Committee of the Company's Board of Directors selects participants and establishes the terms of any grant of restricted stock. The Company's LTIP provides that issuance of restricted stock immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. The recipient's continued ownership of and right to freely transfer the restricted stock is subject to such conditions on transferability and to such risks of forfeiture as are established by the Compensation Committee at the time of the grant, which may include continued employment with the Company for a defined period, achievement of specified management performance objectives or other conditions established by the Compensation Committee. The number of shares which may be issued under the LTIP is limited to 5,000,000. No single participant may be awarded, in the aggregate, more than 750,000 shares during any fiscal year.

As of December 31, 2022, 2,110,427 restricted shares had been issued under the Company's LTIP, of which 526,961 shares of issued restricted stock were not yet vested and for which $9.7 million in unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2.0 years. The following table presents restricted stock activity for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	377,729	$36.78	405,299	$34.96	221,622	$37.08
Granted	678,343	31.17	207,135	39.10	339,454	34.27
Forfeited	(49,617)	30.57	(4,345)	33.37	(36,749)	33.98
Vested	(479,494)	34.81	(230,360)	35.71	(119,028)	37.15
Nonvested restricted shares outstanding at December 31	526,961	$31.89	377,729	$36.78	405,299	$34.96

Long-term Incentive Plan Shares

During 2022, the Company recognized $5.2 million for 315,122 shares earned under the 2022-2023 award opportunity, $3.0 million of compensation expense earned under the 2021-2022 award opportunity, and $0.5 million of compensation expense earned under the 2020-2021 award opportunity. During 2021, the Company recognized $3.5 million for 179,873 shares earned under the 2021-2022 award opportunity and $2.1 million of compensation expense earned under the 2020-2021 award opportunity. During 2020, the Company recognized $3.9 million for 266,221 shares earned under the 2020-2021 award opportunity and $4.2 million of compensation expense earned under the 2019-2020 award opportunity.

Long-term Incentive Plan Service Based Shares

The LTIP provided for any unvested service awards to immediately vest on the occurrence of a qualifying Change in Control event (“CIC Event”) upon which the awardee is either terminated by the Company without Cause (as defined in the LTIP) or the employee voluntarily resigns from the Company for Good Reason (as defined in the LTIP) within 24 months of the CIC Event (“CIC Qualifying Termination”). As the Merger was a qualifying CIC event, the unvested service awards of employees that met the criteria of CIC Qualifying Termination immediately vested on such CIC Qualifying Termination date. The total fair value of such accelerated service awards of

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$2.1 million was expensed during the year ended December 31, 2022 when the awards fully vested upon the termination of the employees and is included in General expense in the Condensed Consolidated Statements of Income (Loss).

Long-term Incentive Plan Performance Based Shares

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

The performance share awards of CIC Qualifying Termination employees were also modified to accelerate vesting and to set the number of shares underlying these awards at 100% of the target level defined in the LTIP rather than at the pro-rata target level based on service period completed as of the Merger date. The fair value as of the Merger date of $2.5 million was expensed during the year ended December 31, 2022 when the awards fully vested upon the termination of the employees and is included in General expense in the Condensed Consolidated Statements of Income (Loss).

Stock compensation expense related to the modified performance share awards was $2.6 million during the year ended December 31, 2022 and was recognized in General expense.

Acquired Equity-Based Compensation Awards

As provided in the Merger Agreement, all stock options (“Options”), stock appreciation rights ("SARs"), restricted stock units (“RSUs”) and performance share units (“PSUs”) granted pursuant to Neenah’s 2018 Omnibus Stock and Incentive Compensation Plan (“2018 Plan”) that were outstanding immediately prior to the Merger were generally automatically converted into Options, SARs, RSUs and RSUs, respectively, of the Company's common stock at the exchange ratio set forth in the Merger Agreement ("Exchange Ratio") and otherwise generally on the same terms and conditions (including vesting exercisability and/or settlement requirements) as applied to such awards.

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

In accordance with the terms of the Merger Agreement, the change in control eliminated the performance condition and market condition; as such, only the three-year service condition remains. At the Merger date, the Company assumed 292,032 unvested PSUs, converted at the Exchange Ratio, with a total fair value of $6.8 million automatically converted to RSUs of the Company. Converted RSUs will be accounted for the same as the RSUs described above and be recognized over a weighted-average period of approximately 2 years.

Stock compensation expense related to the acquired awards was $2.8 million for the year ended December 31, 2022 and was recognized in General expense.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

Diluted net income per common share is computed based on net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term share-based incentive compensation, and directors' accumulated deferred stock compensation which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in millions, shares in thousands):

	Years Ended December 31,
	2022	2021	2020
Numerator (basic and diluted):
Net income (loss)	$(6.6)	$88.9	$83.8
Less: Dividends paid to participating securities	(0.9)	(0.6)	(0.7)
Less: Undistributed earnings available to participating securities	—	(0.5)	(0.4)
Undistributed and distributed earnings (loss) available to common stockholders	$(7.5)	$87.8	$82.7

Denominator:
Average number of common shares outstanding	42,442.2	31,030.4	30,832.7
Effect of dilutive stock-based compensation(1)	—	369.9	271.5
Average number of common and potential common shares outstanding	42,442.2	31,400.3	31,104.2
(1) Diluted loss per share excludes the weighted average potential common shares as their inclusion would be anti-dilutive.

Note 20. Commitments and Contingencies

Other Commitments

As of December 31, 2022, we had contractual obligations to purchase products and services (primarily raw materials) and energy totaling $206.7 million. These commitments extend beyond 2027.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2022, which are not material either individually or in the aggregate.

Litigation

Brazil

SWM-Brazil ("SWM-B") received assessments from the tax authorities of the State of Rio de Janeiro (the "State") for unpaid Imposto sobre Circulação de Mercadorias e Serviços ("ICMS") and Fundo Estadual de Combate à Pobreza ("FECP") value-added taxes on interstate purchases of electricity. The State issued four sets of assessments against SWM-B for periods from May 2006 through December 2017 (collectively, the "Electricity Assessments").

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The first through fourth assessments were received in February 2008, June 2011, October 2013, and August 2018, respectively.

SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($11.0 million based on the foreign currency exchange rate at December 31, 2022), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised fourth Electricity Assessments for a combined amount of $9.0 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018.

SWM-B cannot determine the outcome of the Electricity Assessments matters; as such so no loss has been accrued in our consolidated financial statements.

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
Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple LIP-related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz has filed a counterclaim. Glatz has filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company is still pending and is scheduled for hearing in March 2023. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact of such litigation. As the Company cannot determine the outcome of the patent infringement matters, no loss has been accrued in our consolidated financial statements.

Environmental Matters

The Company's operations are subject to various nations' federal, state and local laws, regulations and ordinances relating to environmental matters. The nature of the Company's operations exposes it to the risk of claims with

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Employees and Labor Relations

As of December 31, 2022, approximately 25% of our U.S. workforce and 8% of our Non-U.S. workforce are under collective bargaining agreements. Approximately 7% of all U.S. employees and 2% of our Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

For our Non-U.S. workforce, union membership is voluntary and does not need to be disclosed to the Company under local laws. As a result, the number of employees covered by the collective bargaining agreements in some countries cannot be determined.

Note 21. Segment Information

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net sales and operating profit by segments were (in millions):

	Net Sales
	Years Ended December 31,
	2022		2021		2020
ATM	$1,396.2	64.4%	$930.7	64.6%	$543.5	50.6%
FBS	771.2	35.6%	509.3	35.4%	530.9	49.4%
Consolidated	$2,167.4	100.0%	$1,440.0	100.0%	$1,074.4	100.0%

	Operating Profit
	Years Ended December 31,
	2022		2021		2020
ATM	$98.8	192.2%	$61.6	73.9%	$64.8	50.3%
FBS	106.6	207.4%	100.5	120.6%	116.8	90.7%
Unallocated	(154.0)	(299.6)%	(78.8)	(94.6)%	(52.8)	(41.0)%
Consolidated	$51.4	100.0%	$83.3	100.0%	$128.8	100.0%

Capital spending and depreciation by segments were (in millions):

	Capital Spending			Depreciation
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
ATM	$37.2	$19.5	$14.5	$38.3	$25.9	$14.5
FBS	19.1	16.4	15.5	32.4	21.7	27.5
Unallocated	0.6	—	0.1	0.5	0.2	0.2
Consolidated	$56.9	$35.9	$30.1	$71.2	$47.8	$42.2

Information about Geographic Areas

Long-lived assets by geographic area were as follows (in millions):

	December 31,
	2022	2021
U.S.	$425.8	$173.9
France	180.7	169.1
Germany	138.5	—
U.K.	55.5	65.4
Brazil	15.4	15.3
Poland	8.3	10.4
Other foreign countries	83.9	43.7
Consolidated	$908.1	$477.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mativ Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mativ Holdings, Inc. (formerly Schweitzer-Mauduit International, Inc.) and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Income Taxes - Refer to Notes 2 and 17 to the consolidated financial statements

Critical Audit Matter Description

The Company operates and is subject to income taxes in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations which resulted in a benefit for income taxes of $12.6 million for the year ended December 31, 2022. The complexity of the Company’s global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and the consolidated provision for income taxes. In addition, the application of tax laws in various jurisdictions require specialized knowledge, skills and judgment.

We identified the accounting for income taxes as a critical audit matter because the complexity of the Company’s global structure and the application of tax laws that required an increased extent of effort, including the need to involve our U.S. and international income tax specialists, to evaluate the Company’s interpretation and application of tax laws in relevant jurisdictions, the allocation of income to each of these jurisdictions, and the income tax impact of the legal entity ownership structure.

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

•Tested the effectiveness of controls over management’s application of income tax laws to its global corporate structure and controls related to the allocation of income to the Company’s various tax jurisdictions.

•With the assistance of our U.S. and international income tax specialists, we evaluated management’s application of relevant tax laws to its legal entity structure and the effect on the Company’s income tax provision, including the Company’s calculations of current period income tax expense by reviewing and evaluating management’s income tax calculations and assessing the Company’s compliance with tax laws.

•With the assistance of our U.S. and international income tax specialists, we evaluated management’s income reporting to the various tax jurisdictions in which the Company operates based on its global corporate structure.

Transfer of Receivables – Refer to Note 2 and Note 6 to the consolidated financial statements

Critical Audit Matter Description

The Company entered into an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. Upon entry into the Receivables Sales Agreement, the Company sold $139.3 million of trade receivables. The Company accounts for transactions under the Receivables Sales Agreement as sales of financial assets, with the associated receivables derecognized from the Company’s Consolidated Balance Sheets.

We identified the accounting for the Receivables Sales Agreement as a critical audit matter because of the complexity in determining whether the receivables have been isolated from the Company and whether the Company has transferred control of the receivables such that the transfers should be accounted for as sales of financial assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the transfer of financial assets included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the transfer of financial assets, including management’s controls over the evaluation of the terms of the Receivables Sales Agreement documents and other accompanying agreements.

•We evaluated the Company’s determination of sales of financial assets, by evaluating, among other factors, if the transferred receivables have been isolated from the Company and the Company has transferred control of the transferred receivables. Specifically, we performed the following procedures:
•Obtained and evaluated opinions from outside legal counsel and evaluated whether the receivables have been appropriately isolated from the Company.
•Obtained the executed Receivables Sales Agreement and evaluated whether the Company:
•Assigned its rights, titles, interests, claims, and demands to the third-party assignee
•Retained any rights with respect to the payments assigned to the third-party assignee.
•Obtained and inspected the cash proceeds support from the transfer and compared the cash received to the selling price.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 1, 2023

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, is designed to provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria. As of December 31, 2022, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mativ Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mativ Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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
March 1, 2023

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We have posted a copy of our Code of Conduct on our website at www.mativ.com. Our Code of Conduct applies to all employees, officers and directors of the Company and its subsidiaries worldwide.

All other information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2023 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2023 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2022, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	85,607
Long-Term Incentive Plan (2)	2,889,573
Total approved by stockholders	2,975,180
Equity compensation plans not approved by stockholders	—
Grand total	2,975,180

(1) The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees in 2022 consisted of $23,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon a change in control, retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of cash or shares of MATV Common Stock. As of the Merger on July 6, 2022, all of the outstanding deferred stock units were converted to common stock in accordance with the plan. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2022, deferred retainer fees have resulted in 6,506 accumulated stock unit credits with no credited dividends.

(2) The Long-Term Incentive Plan is described in Note 19. Stockholders' Equity of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Shares awarded under the terms of these plans are subject to forfeiture and cannot be sold or otherwise transferred until fully vested or such restrictions are otherwise lifted. Such shares are deemed by us to be issued and outstanding and are subject to all other financial interests, including our declared dividends. As of December 31, 2022, 526,961 shares issued under these plans remained restricted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2023 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2023 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    The consolidated financial statements and financial statement schedules filed as part of this report are listed in the Index to the Consolidated Financial Statements set forth in Part II, Item 8.
(b)    The exhibits filed as part of this report are listed below:

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated March 28, 2022, by and between Neenah, Inc, Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.) and Samurai Warrior Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).***

2.2
Equity Interest Purchase Agreement, dated December 14, 2016, by and among DelStar Technologies, Inc., Baldwin Enterprises, Inc., Conwed Plastics LLC, and, solely for certain limited purposes as set forth therein, Schweitzer-Mauduit International, Inc. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 14, 2016).***

2.3
Equity Interest Purchase Agreement, dated February 17, 2020, by and among DelStar Technologies, Inc., EIS Buyer, LLC, Tekra, LLC, Trient, LLC, certain other parties identified therein and solely for certain limited purposes as set forth therein, Schweitzer-Mauduit International, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 18, 2020).***

2.4	Rule 2.7 Announcement dated January 27, 2021 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
2.5
Co-operation Agreement, dated January 27, 2021, between AMS Holdco 2 Limited and Scapa Group plc (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 27, 2021).

2.6
Sale and Purchase and Assignment Agreement, dated March 1, 2021, by and among Neenah, Inc., Barbel, S.À R.L. and Uzturre Capital, S.L. (filed as Exhibit 2.1 to the Neenah, Inc. Current Report on Form 8-K filed April 7, 2021 and incorporated herein by reference).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
4.2
Indenture, dated September 25, 2018, by and among Schweitzer-Mauduit International, Inc., the guarantors listed therein and Wilmington Trust, National Association (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.1 to the Company's Current report on Form 8-K filed on September 25, 2018).

*4.3	Description of registrant's securities.
10.1
Schweitzer-Mauduit International, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2015).**

10.2	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.3	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).**
10.4.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**

Exhibit Number	Exhibit
10.4.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.5.1	2016 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.5.2	2016 Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).**
10.6	Deferred Compensation Plan No. 2 for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**
10.7	Deferred Compensation Plan No. 2. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).**
10.8	Summary of Non-Management Director Compensation (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).**
10.9.1
Restricted Stock Award Agreement (2015 Long-Term Incentive Plan - Cliff Vesting Shares) (incorporated by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.9.2
Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 1) (incorporated by reference to Exhibit 10.16.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.9.3
Restricted Stock Award Agreement (2015 LTIP I & II - Service-Based Shares Grant 2) (incorporated by reference to Exhibit 10.16.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.9.4
Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares) (incorporated by reference to Exhibit 10.16.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.9.5
Performance Award Agreement (2015 Long-Term Incentive plan - Performance Shares with Cliff Vesting) (incorporated by reference to Exhibit 10.16.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).**

10.11
Offer Letter, dated March 28, 2017, between Schweitzer-Mauduit International, Inc. and Jeffrey Kramer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2017).

10.12
Offer Letter, dated January 5, 2018, between Schweitzer-Mauduit International, Inc. and R. Andrew Wamser, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2018).**

10.13
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

10.14
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

10.15
Letter of Agreement, dated March 26, 2019, between Schweitzer-Mauduit International, Inc. and Michael L. Schmit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2019).**

10.16
Employment Agreement, dated October 18, 2019, between Schweitzer-Mauduit International, Inc. and Omar Hoek (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

Exhibit Number	Exhibit
10.17	Form of Director Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
10.18
Backstop Credit Agreement, dated as of January 27, 2021, among Schweitzer-Mauduit International, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 27, 2021).

10.19	Letter of Agreement, dated April 25, 2022, between the Company and Cheryl Allegri (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2022).
10.20
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

10.21
Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.22
Separation, Waiver and Release Agreement, by and between Tracey Peacock and the Company, dated as of July 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.23
Transition Services Agreement, by and between Jeffrey Kramer and the Company, dated as of July 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).

10.24
Neenah Paper, Inc. Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan (filed as Annex A to the Neenah Paper, Inc. Definitive Proxy Statement on Schedule 14A filed April 12, 2013 and incorporated herein by reference).**

10.25
Neenah, Inc. 2018 Omnibus Stock and Incentive Compensation Plan (filed as Appendix A to the Neenah, Inc. Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 and incorporated herein by reference).**

10.26	Neenah, Inc. Amended and Restated Neenah Executive Severance Plan (filed as Exhibit 10.1 to the Neenah, Inc. Current Report on Form 8-K filed on April 25, 2017 and incorporated herein by reference).
10.27	Form of Restricted Stock Unit Award Agreement (retirement) (filed as Exhibit 99.3 to the Neenah, Inc. Current Report on Form 8-K, filed February 1, 2019 and incorporated herein by reference).
10.28	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.1 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference).
10.29	Form of Restricted Stock Unit Award Agreement (A - standard award) (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference).
10.30	Form of Restricted Stock Unit Award Agreement (B - standard award) (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference).
10.31	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).
10.32	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).
10.33	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).
10.34
Neenah Paper Amended and Restated Supplemental Retirement Contribution Plan, effective as of January 1, 2016 (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017 and incorporated herein by reference).

*21.1	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit
*24.1	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Form of Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 0
*    Filed herewith.
**    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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

Mativ Holdings, Inc.
By:
Dated:	March 1, 2023		/s/ Julie Schertell
Julie Schertell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Julie Schertell	President, Chief Executive Officer, and Director	March 1, 2023
Julie Schertell	(principal executive officer)

/s/ Andrew Wamser	Executive Vice President and Chief Financial Officer	March 1, 2023
Andrew Wamser	(principal financial officer)

/s/ Cheryl Allegri	Corporate Controller and Chief Accounting Officer	March 1, 2023
Cheryl Allegri	(principal accounting officer)

*	Director	March 1, 2023
Bill Cook

*	Director	March 1, 2023
Shruti Singhal

*	Director	March 1, 2023
Tony Thene

*	Director	March 1, 2023
Jeffrey Keenan

*	Director	March 1, 2023
Marco Levi

*	Director	March 1, 2023
Kimberly Ritrievi

*	Director	March 1, 2023
John D. Rogers

*	Director	March 1, 2023
Anderson D. Warlick

*By:

/s/ Ricardo Nunez		March 1, 2023
Ricardo Nunez
Attorney-In-Fact