Form 10-Q
period 2023-03-31
Mativ Holdings, Inc.
filed 2023-05-10
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	March 31, 2023
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,842,300 shares of common stock outstanding as of May 5, 2023.

MATIV HOLDINGS, INC.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$679.0	$406.8
Cost of products sold	570.0	314.2
Gross profit	109.0	92.6

Selling expense	23.9	14.3
Research and development expense	9.1	5.2
General expense	65.9	49.3
Total nonmanufacturing expenses	98.9	68.8

Restructuring and impairment expense	0.8	13.2
Operating profit	9.3	10.6
Interest expense	26.5	14.5
Other income, net	7.0	5.5
Income (loss) before income taxes and income from equity affiliates	(10.2)	1.6
Income tax expense (benefit)	(2.4)	2.1
Income from equity affiliates, net of income taxes	0.1	2.1
Net income (loss)	(7.7)	1.6
Dividends paid to Common Stockholders	(0.1)	(0.2)
Net income (loss) attributable to Common Stockholders	$(7.8)	$1.4

Net income (loss) per share:
Basic	$(0.14)	$0.05
Diluted	$(0.14)	$0.05

Weighted average shares outstanding:
Basic	54,483,000	31,158,000
Diluted	54,483,000	31,413,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(7.7)	$1.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18.4	8.7
Unrealized gain (loss) on derivative instruments	(17.2)	21.6
Less: Reclassification adjustment for gain on derivative instruments included in net income (loss)	5.8	1.1
Amortization of postretirement benefit plans' costs included in net periodic cost	0.5	(0.7)
Other comprehensive income	7.5	30.7
Comprehensive income (loss)	$(0.2)	$32.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$97.0	$124.4
Accounts receivable, net	304.2	266.8
Inventories, net	544.4	534.9
Income taxes receivable	20.8	19.7
Other current assets	38.8	28.9
Total current assets	1,005.2	974.7
Property, plant and equipment, net	872.4	874.9
Finance lease right-of-use assets	17.2	17.4
Operating lease right-of-use assets	33.7	35.8
Deferred income tax benefits	35.0	34.4
Investment in equity affiliates	59.8	59.1
Goodwill	871.0	847.2
Intangible assets, net	674.9	710.3
Other assets	105.6	115.4
Total assets	$3,674.8	$3,669.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$35.1	$34.6
Finance lease liabilities	0.9	0.9
Operating lease liabilities	8.9	9.3
Accounts payable	253.5	225.7
Income taxes payable	15.6	11.4
Accrued expenses and other current liabilities	154.5	184.2
Total current liabilities	468.5	466.1
Long-term debt	1,697.9	1,659.3
Finance lease liabilities, noncurrent	17.8	17.6
Operating lease liabilities, noncurrent	27.3	29.7
Long-term income tax payable	14.6	14.6
Pension and other postretirement benefits	79.8	81.6
Deferred income tax liabilities	158.3	172.2
Other liabilities	51.3	48.8
Total liabilities	2,515.5	2,489.9
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,919,923 and 54,929,973 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5.5	5.5
Additional paid-in-capital	662.4	658.5
Retained earnings	579.3	610.7
Accumulated other comprehensive loss, net of tax	(87.9)	(95.4)
Total stockholders’ equity	1,159.3	1,179.3
Total liabilities and stockholders’ equity	$3,674.8	$3,669.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net income	—	—	—	1.6	—	1.6
Other comprehensive income, net of tax	—	—	—	—	30.7	30.7
Dividends paid ($0.44 per share)	—	—	—	(13.9)	—	(13.9)
Restricted stock issuances, net	350,154	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.4	—	—	3.4
Stock issued to directors as compensation	794	—	0.3	—	—	0.3
Purchases and retirement of common stock	(94,847)	—	—	(2.9)	—	(2.9)
Balance, March 31, 2022	31,705,664	$3.1	$105.4	$681.2	$(88.3)	$701.4

Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(7.7)	—	(7.7)
Other comprehensive income, net of tax	—	—	—	—	7.5	7.5
Dividends paid ($0.40 per share)	—	—	—	(22.4)	—	(22.4)
Restricted stock issuances, net	40,164	—	—	—	—	—
Stock options exercised	813	—	0.1	—	—	0.1
Stock-based employee compensation expense	—	—	3.7	—	—	3.7
Stock issued to directors as compensation	—	—	0.1	—	—	0.1
Deferred compensation directors stock trust	3,408	—	—	—	—	—
Purchases and retirement of common stock	(54,435)	—	—	(1.3)	—	(1.3)
Balance, March 31, 2023	54,919,923	$5.5	$662.4	$579.3	$(87.9)	$1,159.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating
Net income (loss)	$(7.7)	$1.6
Non-cash items included in net income (loss):
Depreciation and amortization	42.0	23.9
Amortization of deferred issuance costs	1.8	1.2
Impairments	—	12.9
Deferred income tax	(7.1)	(6.4)
Pension and other postretirement benefits	(3.7)	(1.9)
Stock-based compensation	3.7	3.4
Income from equity affiliates	(0.1)	(2.1)
Loss (gain) on foreign currency transactions	2.4	(3.6)
Other non-cash items	—	(2.2)
Cash received from settlement of interest swap agreements	—	23.6
Changes in operating working capital, net of assets acquired:
Accounts receivable	(37.7)	(42.8)
Inventories	(8.1)	(16.8)
Prepaid expenses	(10.0)	(6.8)
Accounts payable and other current liabilities	3.3	16.1
Accrued income taxes	0.5	4.9
Net changes in operating working capital	(52.0)	(45.4)
Net cash provided by (used in) operations	(20.7)	5.0
Investing
Capital spending	(19.1)	(8.7)
Capitalized software costs	(0.1)	(0.9)
Other investing	(0.2)	—
Net cash used in investing	(19.4)	(9.6)
Financing
Cash dividends paid	(22.0)	(13.9)
Proceeds from long-term debt	55.0	20.0
Payments on long-term debt	(19.5)	(14.4)
Payments for debt issuance costs	—	(2.2)
Payments on financing lease obligations	(0.2)	(0.2)
Purchases of common stock	(1.3)	(2.9)
Other financing	(0.3)	—
Net cash provided by (used in) financing	11.7	(13.6)
Effect of exchange rate changes on cash and cash equivalents	1.0	(0.4)
Decrease in cash and cash equivalents	(27.4)	(18.6)
Cash and cash equivalents at beginning of period	124.4	74.7
Cash and cash equivalents at end of period	$97.0	$56.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Disclosures
Cash paid for interest, net	$25.6	$7.6
Cash paid for taxes, net	$2.3	$3.4
Capital spending in accounts payable and accrued liabilities	$7.6	$5.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

Nature of Business

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company"). Mativ is a global leader in specialty materials headquartered in Alpharetta, Georgia, United States of America. The Company offers a wide range of critical components and engineered solutions to solve customers' most complex challenges, targeting premium applications across diversified and growing end markets. Combined with global manufacturing, supply chain, innovation, and material science capabilities, our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of customers' products across multiple stages of the value chain. Effective with the Merger, the Company changed the name of its two reporting segments to: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). There was no change to the historical reporting segments or historical results for the segments. Refer to Note 15. Segment Information for additional information on our segments.

We conduct business in approximately 100 countries and operate 47 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Brazil, Canada, Spain, Italy, Mexico, Netherlands, Malaysia, and Luxembourg.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.

Reclassifications

Certain prior year amounts on the unaudited Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation for comparative purposes. Prior year's classification of certain end markets in the legacy SWM Advanced Materials & Structures segment have been reclassified to conform to the current year presentation of ATM's end markets for comparative purposes.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. The Company’s share of the net income of its 50%-owned joint ventures in China is included in the unaudited Condensed Consolidated Statements of Income (Loss) as Income from equity affiliates, net of income taxes. Intercompany balances and transactions have been eliminated.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include, but are not limited to, inventory valuation, useful lives of tangible and intangible assets, business acquisitions, equity-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, taxes and contingencies.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform and the anticipated discontinuance of the London Interbank Offered Rate ("LIBOR") if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", which extended the final sunset date from December 31, 2022 to December 31, 2024. The provisions of ASU 2020-04 and ASU 2022-06 were adopted effective April 1, 2022 and December 21, 2022, respectively, and did not have a material impact on the unaudited condensed consolidated financial statements.

Note 2. Revenue Recognition

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

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. We record estimates for bad debts based on our expectations for the collectability of amounts due from customers, considering historical collections, expectations for future activity and other discrete events as applicable.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration. We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Selling expense. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Three Months Ended March 31,
	2023			2022
	ATM	FBS	Total	ATM	FBS	Total
United States	$207.7	$132.1	$339.8	$152.0	$38.6	$190.6
Europe and the former Commonwealth of Independent States	151.2	54.6	205.8	64.1	51.0	115.1
Asia-Pacific	46.0	27.2	73.2	35.4	24.9	60.3
Americas (excluding U.S.)	18.9	22.3	41.2	14.2	12.7	26.9
Other foreign countries	10.5	8.5	19.0	7.2	6.7	13.9
Net sales	$434.3	$244.7	$679.0	$272.9	$133.9	$406.8

ATM is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. Refer to Note 15. Segment Information for additional information on our segments.

The ATM segment supplies customers serving generally high-growth end markets as follows:

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

Healthcare – advanced wound care, consumer wellness, device fixation, and finger bandages.

Release liners – substrates critical to adhesive separation for applications in the personal care, label, tape, industrial, graphic arts, composites, and medical categories.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales as a percentage by end market for the ATM business were as follows:

	Three Months Ended March 31,
	2023	2022
Industrials	33%	36%
Protective solutions	15%	31%
Filtration	26%	17%
Healthcare	15%	16%
Release liners	11%	—%
Net sales	100%	100%

The FBS segment supplies customers serving generally both growing and mature end markets as follows:

Packaging and specialty papers – sustainable premium packaging solutions, imaging and communication, home & office, consumer goods, and other applications.

Engineered papers – combustibles and reduce risk products, primarily for the tobacco industry, alternative fibers lightweight papers, and emerging alternative solutions.

Net sales as a percentage by end market for the FBS business were as follows:

	Three Months Ended March 31,
	2023	2022
Packaging and specialty papers	47%	—%
Engineered papers	53%	100%
Net sales	100%	100%

Transfer of Receivables

On December 23, 2022, the Company entered into an accounts receivables sales agreement (the "Receivables Sales Agreement") to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The maximum funding commitment of the Receivables Sales Agreement is $175.0 million. The agreement has an initial term of three years and can be renewed.

In connection with the Receivables Sales Agreement, the Company formed a separate bankruptcy-remote special purpose entity (“SPE”), which is a wholly owned and controlled subsidiary. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions to a third-party financial institution in exchange for cash. Certain receivables are held by the SPE and are pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of March 31, 2023 and December 31, 2022 was $62.2 million and $94.2 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

The Company has continuing involvement with the receivables transferred by the SPE to the third-party financial institution by providing collection services.

The Company also participates in uncommitted trade accounts receivable sales programs ("Reverse Receivables Programs") under which certain trade receivables are sold, without recourse, to a third-party financial institution in exchange for cash. The Company does not retain any interest in or continuing involvement with the invoices after they are sold. The invoices are sold at face value, less a transaction fee.

The Company accounts for transactions under the Receivables Sales Agreement and Reverse Receivables Programs as sales of financial assets, with the associated receivables derecognized from the Company’s unaudited Condensed Consolidated Balance Sheets. Total fees related to the Receivables Sales Agreement and Reverse Receivables

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Programs are considered to be a loss on the sale of financial assets and are primarily recorded within Other income, net in the unaudited Condensed Consolidated Statements of Income (Loss). Total fees were immaterial for the three months ended March 31, 2023. Continuous cash activity related to the Receivables Sales Agreement and Reverse Receivables Programs is reflected in cash from operating activities in the unaudited Condensed Consolidated Statements of Cash Flows.

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

Three Months Ended
March 31, 2023
Trade accounts receivable sold to financial institutions	$312.1
Cash proceeds from financial institutions	308.8

There were no material trade accounts receivable sales for the three months ended March 31, 2022.

Note 3. Other Comprehensive Income

Comprehensive income (loss) includes Net income (loss), as well as items charged and credited directly to stockholders' equity, which are excluded from Net income (loss). The Company has presented Comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive loss, net of tax are presented in Net sales; Other income, net; or Interest expense in the unaudited Condensed Consolidated Statements of Income (Loss). Refer to Note 11. Derivatives for additional information. Amortization of accumulated pension and other postretirement benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	March 31, 2023	December 31, 2022
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $1.8 million and $2.5 million at March 31, 2023 and December 31, 2022, respectively	$(10.4)	$(10.9)
Accumulated unrealized gain on derivative instruments, net of income tax benefit of $10.2 million and $12.9 million at March 31, 2023 and December 31, 2022, respectively	33.0	44.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.6 million and $17.0 million at March 31, 2023 and December 31, 2022, respectively	(110.5)	(128.9)
Accumulated other comprehensive loss, net of tax	$(87.9)	$(95.4)

Changes in the components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2023			2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.2	$(0.7)	$0.5	$1.3	$(2.0)	$(0.7)
Derivative instrument adjustments	(14.1)	2.7	(11.4)	22.4	0.3	22.7
Unrealized foreign currency translation adjustments	19.8	(1.4)	18.4	6.1	2.6	8.7
Total	$6.9	$0.6	$7.5	$29.8	$0.9	$30.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Business Acquisitions

Neenah

On March 28, 2022, the Company entered into an Agreement and Plan of Merger to combine with Neenah, a specialty materials company incorporated in Delaware, in an all-stock merger of equals (the "Merger Agreement"), to create a global leader in specialty materials, accelerate growth and innovation, as well as achieve cost synergies. The Merger was approved by the shareholders of both the Company and Neenah on June 29, 2022 and was consummated on July 6, 2022. Under the terms of the Merger Agreement, which was unanimously approved by the board of directors of both companies, Neenah merged into a directly owned subsidiary of the Company, with Neenah surviving the Merger as a direct, wholly-owned subsidiary of Mativ.

Pursuant to the Merger Agreement, each share of Neenah's common stock outstanding was exchanged for 1.358 shares of common stock in the Company. As such, the Company issued approximately 22.8 million shares of its common stock to Neenah's shareholders under the terms of the Merger Agreement. Based on the Company's closing stock price on July 5, 2022, the total value of shares issued to Neenah's shareholders was approximately $534.1 million. The total consideration transferred to merge with Neenah was $1,056.3 million, which included the equity portion consideration of $534.1 million, repayment of Neenah's debt of $504.9 million, repayment of acquisition costs incurred by Neenah of $13.5 million and the fair value of unvested stock awards allocated to the pre-merger period of $3.8 million.

The Company used the proceeds of the borrowings under the amended Credit Agreement to repay existing indebtedness of Neenah and to pay other costs and expenses in connection with the Merger.

The transaction was accounted for as a business combination with the Company being treated as the accounting acquirer in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under this method of accounting, the total consideration has been allocated to Neenah's assets acquired and liabilities assumed based upon fair values at the Merger date. The assets acquired and liabilities assumed were measured at fair value as of the Merger date primarily using Level 3 inputs. The excess of the total consideration over the net assets acquired was recorded as goodwill and has been allocated to the ATM segment. The goodwill recorded is not expected to be deductible for tax purposes as it is primarily attributable to expected revenue and cost synergies. The estimated purchase price allocation disclosed as of September 30, 2022 was revised during the remeasurement period as new information was received and analyzed resulting in increases in Intangible assets, net of $18.6 million, Deferred income tax liabilities of $18.6 million, Property, plant and equipment, net of $8.5 million, Inventories, net of $2.7 million, as well as decreases in Goodwill of $11.5 million, Accounts receivable, net of $8.2 million, Accounts payable and other current liabilities of $8.7 million and other immaterial changes, as presented in the table below. The amounts below represent the current preliminary fair value estimates. As additional information becomes available and as additional analyses and final allocations are completed, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The preliminary fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

	Preliminary Allocation as of March 31, 2023	Adjustments	Preliminary Allocation as of July 6, 2022
Cash and cash equivalents	$55.9	$—	$55.9
Accounts receivable, net	198.4	(8.2)	206.6
Inventory, net	194.5	2.7	191.8
Other current assets	27.8	0.3	27.5
Property, plant and equipment, net	462.1	8.5	453.6
Intangible assets, net	237.6	18.6	219.0
Other assets	42.0	0.2	41.8
Total assets	$1,218.3	$22.1	$1,196.2

Current debt	$1.9	$—	$1.9
Accounts payable and other current liabilities	199.2	(8.7)	207.9
Long-term debt	22.8	—	22.8
Deferred income tax liabilities	86.3	18.6	67.7
Other liabilities	82.7	0.7	82.0
Net assets acquired	$825.4	$11.5	$813.9
Goodwill	230.9	(11.5)	242.4
Total consideration	$1,056.3	$—	$1,056.3

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is immaterial.

Acquired inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods was based on net realizable value adjusted for the costs of selling and manufacturing and a reasonable profit margin on selling effort and manufacturing costs. The fair value of work in progress was based on net realizable value adjusted for the costs of selling and a reasonable profit margin on selling effort. The fair value of raw materials was determined to approximate book value.

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

Acquired intangible assets include customer relationships, trade names and developed technologies. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the components of identifiable intangible assets (in millions) and their estimated useful lives (in years):

	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$203.0	14.3
Trade names	14.4	20
Developed technology	20.2	7
Total amortizable intangible assets	$237.6

The preliminary estimate of deferred tax effects resulting from the Merger include the expected federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired, liabilities assumed and the respective tax basis.

Net sales and Net income from Neenah included in the Company's unaudited Condensed Consolidated Statements of Income (Loss) are as follows (in millions):

Three Months Ended
March 31, 2023
Net sales	$287.8
Net income	2.9

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

The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Merger occurred as of January 1, 2021 (in millions):

Three Months Ended March 31,
2022
Net sales	$691.6
Net income	(2.3)

Note 5. Net Income (Loss) Per Share

The Company uses the two-class method to calculate earnings per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates earnings (loss) per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted net income per common share is computed based on Net income divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term stock-based incentive compensation and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income (loss) per share follows (in millions, shares in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator (basic and diluted):
Net income (loss)	$(7.7)	$1.6
Less: Dividends paid to participating securities	(0.1)	(0.2)
Distributed earnings (loss) available to participating securities	$(7.8)	$1.4

Denominator:
Average number of common shares outstanding	54,483.0	31,158.0
Effect of dilutive stock-based compensation(1)	—	255.7
Average number of common and potential common shares outstanding	54,483.0	31,413.7
(1) Diluted loss per share excludes the weighted average potential common shares for the three months ended March 31, 2023 as their inclusion would be anti-dilutive.

Note 6. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. During the three months ended March 31, 2023, there were no material inventory write-offs.

The following table summarizes inventories by major class (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$203.5	$206.0
Work in process	88.1	80.5
Finished goods	231.8	223.9
Supplies and other	21.0	24.5
Total inventories	$544.4	$534.9

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The changes in the carrying amount of goodwill by reporting segment were as follows (in millions):

	ATM	FBS	Total
Balance at December 31, 2022	$842.6	$4.6	$847.2
Goodwill acquired during the period(1)	16.5	—	16.5
Foreign currency translation	7.2	0.1	7.3
Balance at March 31, 2023	$866.3	$4.7	$871.0
(1) Related to measurement period adjustments for the Merger.

Accumulated impairment loss for the FBS segment was $2.7 million as of March 31, 2023 and December 31, 2022.

Note 8. Intangible Assets

At March 31, 2023 and December 31, 2022, the Company had $633.1 million and $652.5 million of intangible assets in its ATM segment and $41.8 million and $57.8 million in its FBS segment, respectively. The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$739.6	$171.4	$568.2
Developed technology	71.4	28.3	43.1
Trade names	33.1	4.9	28.2
Acquired technology	20.7	2.2	18.5
Non-compete agreements	2.9	2.7	0.2
Patents	1.9	0.8	1.1
Total(1)	$869.6	$210.3	$659.3

Unamortized Intangible Assets
Trade names	$15.6	$—	$15.6
(1) Includes a decrease of $25.3 million related to measurement period adjustments for the Merger recognized during the three months ended March 31, 2023.

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

Amortization expense of intangible assets was $14.5 million and $11.1 million for the three months ended March 31, 2023 and 2022, respectively. Finite-lived intangibles are expensed using the straight-line amortization method.

Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $0.8 million and $13.2 million for the three months ended March 31, 2023 and 2022, respectively. Restructuring and impairment expenses were primarily incurred in the ATM segment. Restructuring and impairment expenses for the three months ended March 31, 2023 were $0.7 million in the ATM segment and included $0.5 million related to the closure of the Appleton, Wisconsin facility. The closure of this facility was substantially completed in September 2021 and its divestiture was planned prior to the Merger. The assets held for sale consist primarily of property, plant and equipment. These assets were measured at fair value as part of the purchase price allocation. The Company has recognized $1.7 million of restructuring charges cumulatively through March 31, 2023 related to this project. During the remainder of 2023, the Company expects to record additional restructuring related costs in the ATM segment of approximately $1.5 million related to the closing of the Appleton, Wisconsin facility.

Restructuring and impairment expenses for the three months ended March 31, 2022 were primarily related to the $12.9 million impairment of certain assets in conjunction with the planned divestiture of a portion of the legacy SWM ATM segment serving the industrials end market. These assets were sold during the third quarter of 2022 for net proceeds of $4.6 million and a loss of $0.4 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total restructuring and impairment expense (in millions):

	Three Months Ended March 31,
	2023	2022
Restructuring and impairment expense:
Severance	$0.1	$0.2
Asset impairment	—	12.9
Other	0.7	0.1
Total restructuring and impairment expense	$0.8	$13.2
Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$0.3	$—
Other restructuring related charges - General expense
Accelerated depreciation and amortization	0.2	—
Total restructuring and impairment expense and other restructuring related charges	$1.3	$13.2

The following table summarizes changes in restructuring liabilities (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$4.9	$6.2
Cash payments	(0.5)	(1.4)
Foreign exchange impact	0.1	(0.1)
Balance at end of period	$4.5	$4.7

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	March 31, 2023	December 31, 2022
Revolving facility - U.S. dollar borrowings	$236.0	$191.0
Term loan A facility	191.5	192.0
Term loan B facility	343.9	344.8
Delayed draw term loan	633.8	641.9
6.875% Senior unsecured notes due October 1, 2026, net of discount of $4.0 million and $4.3 million at March 31, 2023 and December 31, 2022, respectively(1)	341.0	339.0
French employee profit sharing	3.0	3.0
German loan agreement	10.9	10.7
Other	0.6	0.9
Debt issuance costs	(27.7)	(29.4)
Total debt	1,733.0	1,693.9
Less: Current debt	(35.1)	(34.6)
Total long-term debt	$1,697.9	$1,659.3
(1) Amount includes a $5.0 million and $6.7 million decrease in fair value as of March 31, 2023 and December 31, 2022, respectively, due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 11. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

On February 10, 2021, the Company amended its Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The amended Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio.

On May 6, 2022, the Company further amended its Credit Agreement in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, subject to consummation of the Merger, to $600.0 million. Additionally, the Company added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility"), which the Company borrowed on July 5, 2022, in connection with the Merger. The Delayed Draw Term Loan Facility matures on May 6, 2027.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.25x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at March 31, 2023.

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and a third-party financial institution, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the amended Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

The Notes were issued pursuant to an Indenture, dated as of September 25, 2018 (the “Indenture”), by and among the Company, the guarantors listed therein and a third-party financial institution, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2023.

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

As of March 31, 2023, the average interest rate was 7.21% on outstanding Revolving Facility borrowings, 7.28% on outstanding Term Loan A Credit Facility borrowings, 8.63% on outstanding Term Loan B Facility borrowings, and 7.03% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 5.63% and 4.45% for the three months ended March 31, 2023 and 2022, respectively.

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of March 31, 2023 (in millions):

2023	$31.4
2024	41.3
2025	41.4
2026	382.4
2027	937.0
Thereafter	327.3
Total	$1,760.8

Fair Value of Debt

At March 31, 2023 and December 31, 2022, the fair market value of the Company's 6.875% senior unsecured notes was $322.9 million and $308.4 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2023 and December 31, 2022 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair values are recorded to Net income (loss) each period.

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

During the second quarter of 2022, the Company entered into cross-currency swaps, with a combined notional value of €450.0 million ($478.2 million) maturing on April 1, 2024 and 2025 and October 1, 2026, designated as a hedge of a portion of the Company’s net investment in Euro-denominated subsidiaries. These contracts involve the periodic exchange of U.S. dollar fixed interest rate payments for fixed Euro-denominated payments over the respective contract terms, in addition to an exchange of notional amounts upon maturity. One cross-currency swap involves the periodic exchange of U.S. dollar variable interest rate payments for Euro-denominated variable payments.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2023 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$4.0	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	—	Other liabilities	10.2
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.5	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	25.4	Other liabilities	—
Interest rate contracts - fair value hedge			Other liabilities	5.0
Total derivatives designated as hedges		$29.9		$15.4

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.3	Accrued expenses and other current liabilities	0.2
Total derivatives not designated as hedges		$0.3		$0.2
Total derivatives		$30.2		$15.6

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2022 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$2.4	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	1.1	Other liabilities	4.7
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.6	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	38.1	Other liabilities	—
Interest rate contracts - fair value hedge			Other liabilities	6.7
Total derivatives designated as hedges		$42.2		$11.6

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	2.7	Accrued expenses and other current liabilities	2.1
Total derivatives not designated as hedges		$2.7		$2.1
Total derivatives		$44.9		$13.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of fixed-to-floating interest rate swaps designated as a fair value hedge of our Notes and the respective balance sheet location at March 31, 2023 (in millions):

	Balance Sheet Location	Carrying Amount of Hedged Item	Cumulative Amount of Adjustment Included in Carrying Amount
Interest rate contracts - fair value hedge	Long-term debt	$341.0	$(5.0)
Refer to Note 10. Debt for further information on the Notes.

The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss, net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCL on Derivatives, Net of Tax		Location of Loss Reclassified from AOCL	Loss Reclassified from AOCL
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Derivatives designated as cash flow hedge
Foreign exchange contracts	$—	$(0.1)	Other income, net	$—	$(0.1)
Interest rate contracts	(17.2)	21.7	Interest expense	(5.8)	(1.0)
Derivatives designated as net investment hedge
Foreign exchange contracts	(5.6)	13.6
Total gain/(loss)	$(22.8)	$35.2		$(5.8)	$(1.1)
The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three months ended March 31, 2023 and 2022, other than those related to the cross-currency swaps, noted below.

The Company’s net investment hedges were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded as a component of Accumulated other comprehensive loss, net of tax until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss, net of tax as an unrealized translation adjustment are amortized to Interest expense over the remaining term of the swap. For the three months ended March 31, 2023 and 2022, the Company recognized as income $2.5 million and $2.6 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing.

The following table provides the effect the derivative instruments not designated as cash flow hedging instruments had on Net income (loss) (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Loss Recognized	Amount of Loss Recognized
		Three Months Ended March 31,
		2023	2022
Foreign exchange contracts	Other income, net	$—	$(1.1)

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

SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($11.5 million based on the foreign currency exchange rate at March 31, 2023), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised fourth Electricity Assessments for a combined amount of $9.5 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018. As SWM-B cannot determine the outcome of the Electricity Assessments matters, no loss has been accrued in our unaudited condensed consolidated financial statements.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple low ignition propensity ("LIP") related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company is still pending and is scheduled for a first instance decision in May 2023. The cost, timing and outcome of intellectual property litigation can be unpredictable and thus no assurances can be given as to the outcome or impact of such litigation. As the Company cannot determine the outcome of the patent infringement matters, no loss has been accrued in our unaudited condensed consolidated financial statements.

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

Employees and Labor Relations

As of March 31, 2023, approximately 26% of the Company's U.S. workforce and 14% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 2% of all U.S. employees and 6% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

For the Non-U.S. workforce, union membership is voluntary and does not need to be disclosed to the Company under local laws. As a result, the number of employees covered by the collective bargaining agreements in some countries cannot be determined.

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

Note 13. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, Netherlands, and Canada and OPEB benefits related to postretirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. In the prior year quarter ended March 31, 2022, the Company's Canadian postretirement benefits liability and U.S. OPEB liability were immaterial and therefore not included in these disclosures.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended March 31, 2023 and 2022 were as follows (in millions):

	Pension Benefits				Other Postretirement Plans
	U.S.		Non-U.S.		U.S.	Non-U.S.
	Three Months Ended March 31,
	2023	2022	2023	2022	2023
Service cost	$0.4	$—	$0.5	$0.4	$—	$0.3
Interest cost	4.4	0.8	2.3	0.6	0.3	—
Expected return on plan assets	(5.5)	(1.0)	(1.1)	(0.6)	—	—
Amortizations and other	—	0.4	0.1	0.1	—	—
Net pension cost (benefit)	$(0.7)	$0.2	$1.8	$0.5	$0.3	$0.3

The components of net pension cost (benefit) other than the service cost component are included in Other income, net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution plan was $4.0 million and $2.5 million as of March 31, 2023 and 2022, respectively.

Note 14. Income Taxes

For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with ASC 740-270, Accounting for Income Taxes in Interim Periods. These interim estimates are subject to variation due to several factors, including the ability of the Company to accurately forecast pre-tax and taxable income and loss by jurisdiction, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective tax rate calculations could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings versus annual projections.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three months ended March 31, 2023. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three months ended March 31, 2023 or 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's effective tax rate from continuing operations was 23.5% and 131.3% for the three months ended March 31, 2023 and 2022, respectively. The decrease was materially due to favorable mix of earnings in the current period and prior year discrete tax adjustments.

Note 15. Segment Information

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

The accounting policies of the reporting segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. General corporate expenses that do not directly support the operations of the business segments are unallocated expenses. Assets are managed on a total company basis and are therefore not disclosed at the segment level.

Net sales and operating profit by segments were (in millions):

	Net Sales
	Three Months Ended March 31,
	2023	2022
ATM	$434.3	$272.9
FBS	244.7	133.9
Total Consolidated	$679.0	$406.8

	Operating Profit
	Three Months Ended March 31,
	2023	2022
ATM	$37.6	$10.3
FBS	6.2	25.7
Unallocated	(34.5)	(25.4)
Total Consolidated	$9.3	$10.6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2022. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

Merger
On July 6, 2022, the Company completed its previously announced merger with Neenah, Inc. ("Neenah") under the terms of an Agreement and Plan of Merger, pursuant to which a wholly-owned subsidiary merged with and into Neenah (the "Merger"), with Neenah surviving as a direct and wholly-owned subsidiary of the Company. Refer to Note 4. Business Acquisitions in the notes to the unaudited condensed consolidated financial statements for further information related to the Merger.

Prior to the completion of the Merger, we operated in two reporting segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the reporting segments are: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). ATM and FBS is comprised of the legacy SWM Advanced Materials & Structures segment and FBS is comprised of the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged Neenah segments have been allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure. Refer to Note 15. Segments in the notes to the unaudited condensed consolidated financial statements for further information on our segments.

This MD&A discusses the financial condition and results of operations of the Company as of and for the period ended March 31, 2023, which includes Neenah.

Liquidity & Debt Overview

As of March 31, 2023, the Company had $1,733.0 million of total debt, $97.0 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $359.0 million. Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.1x at the end of the first quarter, versus a current maximum covenant ratio of 5.25x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended March 31,
			Percent of Net Sales
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$679.0	$406.8	100.0%	100.0%
Gross profit	109.0	92.6	16.1%	22.8%
Restructuring & impairment expense	0.8	13.2	0.1%	3.2%
Operating profit	9.3	10.6	1.4%	2.6%
Interest expense	26.5	14.5	3.9%	3.6%
Net income (loss)	$(7.7)	$1.6	(1.1)%	0.4%

Diluted earnings (loss) per share	$(0.14)	$0.05
Cash provided by (used in) operations	$(20.7)	$5.0
Capital spending	$19.1	$8.7

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

Net Sales

The following table presents net sales by segment (in millions):

	Three Months Ended March 31,
	2023	2022	Change	Percent Change
Advanced Technical Materials	$434.3	$272.9	$161.4	59.1%
Fiber-Based Solutions	244.7	133.9	110.8	82.7%
Total	$679.0	$406.8	$272.2	66.9%

Net sales of $679.0 million during the three months ended March 31, 2023 increased $272.2 million, or 66.9%, compared to the prior year period. ATM segment net sales of $434.3 million during the three months ended March 31, 2023 increased $161.4 million, or 59.1%, compared to the prior year period. ATM sales growth was due to addition of the Neenah operations. Price increases across the product lines, in response to higher input costs were offset by volume declines and negative currency impacts. The decreased volume was caused by customer de-stocking trends and a weakening macro environment. The strongest sales gains in ATM were in release liners.

FBS segment net sales of $244.7 million during the three months ended March 31, 2023 increased $110.8 million, or 82.7%, compared to the prior year period. FBS sales growth was due to the addition of the Neenah operations. Consistent with trends in ATM, price increases across the FBS product lines in response to higher input costs were offset by volume declines and negative currency impacts.

Gross Profit

The following table presents gross profit (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Net sales	$679.0	$406.8	$272.2	66.9%	100.0%	100.0%
Cost of products sold	570.0	314.2	255.8	81.4%	83.9%	77.2%
Gross profit	$109.0	$92.6	$16.4	17.7%	16.1%	22.8%

Gross profit of $109.0 million during the three months ended March 31, 2023 increased $16.4 million, or 17.7%, compared to the prior year period. The increase in gross profit reflected the addition of the Neenah operations. While price increases more than offset higher input costs across both segments, lower volume and mix impacts, manufacturing inefficiencies and operational disruptions negatively impacted results. FBS operations in France were impacted by nationwide labor strikes related to recently passed retirement benefits legislation, resulting in lost sales and inefficiencies at several sites. Furthermore, the Company is addressing production performance across several sites, primarily in FBS, which have been impacted by high manufacturing labor turnover and resulted in less efficient operations and reduced profitability. Profitability in both segments was also impacted by staffing levels of manufacturing labor relative to volumes.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Selling expense	$23.9	$14.3	$9.6	67.1%	3.5%	3.5%
Research and development expense	9.1	5.2	3.9	75.0%	1.3%	1.3%
General expense	65.9	49.3	16.6	33.7%	9.7%	12.1%
Nonmanufacturing expenses	$98.9	$68.8	$30.1	43.8%	14.5%	16.9%

Nonmanufacturing expenses of $98.9 million during the three months ended March 31, 2023 increased by $30.1 million, or 43.8%, compared to the prior year period. The increase is primarily due to the addition of Neenah's nonmanufacturing expenses which includes an increase in amortization expenses related to Neenah's intangible assets, and $10.4 million of integration related expenses. These factors more than offset cost synergy savings as a result of the Merger.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense by segment (in millions):

	Three Months Ended March 31,			Percent of Net Sales
	2023	2022	Change	2023	2022
Advanced Technical Materials	$0.7	$12.9	$(12.2)	0.2%	4.7%
Fiber-Based Solutions	0.1	0.3	(0.2)	—%	0.2%
Total	$0.8	$13.2	$(12.4)	0.1%	3.2%

The Company incurred total restructuring and impairment expense of $0.8 million in the three months ended March 31, 2023 compared with $13.2 million in the prior year period. In the prior year period, restructuring and impairment expense in the ATM segment was related to impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end market.

Operating Profit

The following table presents operating profit by segment (in millions):

	Three Months Ended March 31,			Percent Change	Return on Net Sales
	2023	2022	Change		2023	2022
Advanced Technical Materials	$37.6	$10.3	$27.3	265.0%	8.7%	3.8%
Fiber-Based Solutions	6.2	25.7	(19.5)	(75.9)%	2.5%	19.2%
Unallocated expenses	(34.5)	(25.4)	9.1	35.8%
Total	$9.3	$10.6	$(1.3)	(12.3)%	1.4%	2.6%

Operating profit of $9.3 million during the three months ended March 31, 2023 decreased $1.3 million, or 12.3%, compared to the prior year period.

In the ATM segment, operating profit of $37.6 million during the three months ended March 31, 2023 increased $27.3 million, or 265.0%, compared to the prior year period. In the FBS segment, operating profit of $6.2 million during the three months ended March 31, 2023 decreased $19.5 million, or 75.9%, compared to the prior year period. In both segments, operating profit reflects the addition of the Neenah operations and the benefit of price increases more than offsetting higher input costs, which were offset by declining volumes across most products. The decline in FBS operating profits was largely driven by the above-referenced labor strikes in France and manufacturing inefficiencies at several sites, as well as intangible asset amortization expenses associated with the Merger.

Unallocated expenses of $34.5 million during the three months ended March 31, 2023 increased $9.1 million, or 35.8% compared to the prior year period primarily due to the addition of Neenah's unallocated expenses and integration related costs, which more than offset cost synergy savings.

Interest Expense

Interest expense of $26.5 million during the three months ended March 31, 2023 increased $12.0 million, or 82.8%, compared to the prior year period. Interest expense increased primarily due to incremental debt related to the Merger, the incremental expense of assuming Neenah's debt, and higher average interest rates.

Other Income, Net

Other income, net of $7.0 million during the three months ended March 31, 2023 increased $1.5 million, or 27.3% compared to the prior year period. Income during both periods was primarily driven by gains on asset sales, the most significant of which were related to the sale of carbon dioxide credits in France

Income Taxes

A $2.4 million income tax benefit in the three months ended March 31, 2023 resulted in an effective tax rate of 23.5% compared with 131.3% in the prior year period. The decrease was materially due to favorable mix of earnings in the current period and prior year discrete one-time tax adjustments.

Income from Equity Affiliates

Income from equity affiliates was $0.1 million during the three months ended March 31, 2023 compared to $2.1 million during the prior year period. The decrease was due to lower sales volume in the current year compared to the prior year period.

Net Income (Loss) and Net Income (Loss) per Share

Net loss during the three months ended March 31, 2023 was $7.7 million, or $0.14 per diluted share, compared to net income of $1.6 million, or $0.05 per diluted share, during the prior year period.

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

Cash Requirements

As of March 31, 2023, $68.8 million of the Company's $97.0 million of cash and cash equivalents was held by foreign subsidiaries. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $20.7 million during the three months ended March 31, 2023 compared to net cash provided of $5.0 million during the prior year period. Results during the three months ended March 31, 2023 reflect unfavorable movements in working capital related cash flows associated with the growth in receivables due to increased sales and higher cost inventories due to higher input costs.

Working Capital

As of March 31, 2023, the Company had net working capital of $572.7 million, including cash and cash equivalents of $97.0 million, compared to net working capital of $544.1 million, including cash and cash equivalents of $124.4 million as of December 31, 2022. Results reflect timing of payments and collections, as well as increased raw material prices and timing of shipments. During the three months ended March 31, 2023, net changes in operating working capital resulted in a cash outflow of $52.0 million, an increase from $45.4 million of outflows during the prior year period. The Company typically has seasonally lower cash flows in the first half of the year, with seasonally stronger cash flows in the second half of the year.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $19.4 million, compared to cash used of $9.6 million during the prior year period, which were mainly attributable to capital spending, and reflected the addition of the Neenah operations.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities during the three months ended March 31, 2023 was $11.7 million, compared to cash used of $13.6 million during the prior year period. During the three months ended March 31, 2023, financing activities primarily consisted of $55.0 million of borrowings under the revolving credit facility, $22.0 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $19.5 million.

During the prior year period, financing activities primarily consisted of $20.0 million of proceeds from borrowings under the revolving credit facility primarily to fund the Scapa acquisition, $14.4 million of payments on our long-term debt, and $13.9 million in cash paid for dividends declared to the Company's stockholders.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On May 10, 2023, we announced a cash dividend of $0.40 per share payable on June 23, 2023 to stockholders of record as of May 26, 2023. The covenants contained in our Indenture and amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Proceeds from long-term debt	$55.0	$20.0
Payments on long-term debt	(19.5)	(14.4)
Changes in current debt	(0.2)	—
Net proceeds from borrowings	$35.3	$5.6

Net proceeds from borrowings were $35.3 million during the three months ended March 31, 2023, compared to net proceeds of $5.6 million during the prior year period.

Unused borrowing capacity under the amended Credit Agreement was $359.0 million as of March 31, 2023. We also had availability under our bank overdraft facilities and lines of credit of $2.0 million as of March 31, 2023.

The Company was in compliance with all of its covenants under the Indenture and amended Credit Agreement at March 31, 2023. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the amended Credit Agreement.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at March 31, 2023 and December 31, 2022 were 59.9% and 59.0%, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies and estimates since December 31, 2022.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, any lingering impact of the COVID-19 pandemic on our operations, profitability, and cash flow, the expected benefits and accretion of the Neenah merger and Scapa acquisition and integration and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, the Risk Factors set forth in the section entitled "Risk Factors" at Part II - Item 1A hereof, as well as the following factors:

•Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;
•Risks associated with acquisitions, dispositions, strategic transactions and global asset realignment initiatives of Mativ;
•Adverse changes in the filtration, release liners, protective solutions, industrials and healthcare sectors impacting key ATM segment customers;
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
•The continued evolution of COVID-19, or new public health crises that may arise in the future, could have adverse and disparate impacts on the Company, our employees and customers;
•The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs, including those in Brazil, France and Germany;
•Increased scrutiny from stakeholders related to environmental, social and governance ("ESG") matters, particularly our sales of combustible products business within the tobacco industry which represented approximately 17% of the Company's net sales for the three months ended March 31, 2023, as well as our ability to achieve our broader ESG goals and objectives;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2023 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings and disputes. Refer to Note 20. Commitments and Contingencies of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 12. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report. Except as may have been referenced elsewhere in this report, there have been no material developments with regard to these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2023 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - 31, 2023	29,491	22.51	—	—	—
February 1 - 28, 2023	24,944	26.59	—	—	—
March 1 - 31, 2023	—	—	—	—	—
Total Year-to-Date 2023	54,435	$24.37	—	$—	$—

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards.

From time to time, the Company uses corporate 10b5-1 plans to allow for share repurchases to be made at predetermined stock price levels, without restricting such repurchases to specific windows of time. Any future common stock repurchases will be dependent upon various factors, including the stock price of our Common Stock, strategic opportunities, strategic outlook, and cash availability. From time-to-time, certain of our officers and directors may sell shares pursuant to personal 10b5-1 plans.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2022).
*10.1	Separation Waiver and Release Agreement, by and between Andrew Wamser and the Company, dated as of April 3, 2023.
*10.2	Form of Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan).
*10.3	Form of Restricted Stock Unit Award Agreement (2015 Long-Term Incentive Plan).
*10.4	Amended and Restated Deferred Compensation Plan No. 2 dated as of January 1, 2023.
*10.5	Amended and Restated Deferred Compensation Plan No. 2 for Non-Employee Directors dated as of January 1, 2023.
*21.1	Subsidiaries of the Company.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income (loss), (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mativ Holdings, Inc.
(Registrant)

By:	/s/ Julie Schertell
Julie Schertell President and Chief Executive Officer (duly authorized officer and principal executive officer)

May 10, 2023

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

May 10, 2023