Form 10-Q
period 2023-06-30
Mativ Holdings, Inc.
filed 2023-08-09
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	June 30, 2023
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________to __________________
1-13948
(Commission file number)
MATIV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		62-1612879
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 Kimball Pl,	Suite 600
Alpharetta,	Georgia	30009
(Address of principal executive offices)		(Zip Code)

1-800-514-0186
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	MATV	New York Stock Exchange

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

The Company had 54,707,574 shares of common stock outstanding as of August 4, 2023.

MATIV HOLDINGS, INC.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$668.3	$426.4	$1,347.3	$833.2
Cost of products sold	539.8	326.8	1,109.8	641.0
Gross profit	128.5	99.6	237.5	192.2

Selling expense	23.6	15.0	47.5	29.3
Research and development expense	7.0	5.4	16.1	10.6
General expense	63.8	49.0	129.7	98.3
Total nonmanufacturing expenses	94.4	69.4	193.3	138.2

Restructuring and impairment expense	0.5	2.4	1.3	15.6
Operating profit	33.6	27.8	42.9	38.4
Interest expense	28.2	20.4	54.7	34.9
Other income (expense), net	(3.4)	7.3	3.6	12.8
Income (loss) before income taxes and income from equity affiliates	2.0	14.7	(8.2)	16.3
Income tax expense	6.6	4.6	4.2	6.7
Income from equity affiliates, net of income taxes	0.1	1.7	0.2	3.8
Net income (loss)	$(4.5)	$11.8	(12.2)	13.4
Dividends to participating securities	(0.1)	(0.3)	(0.2)	(0.5)
Net income (loss) attributable to Common Stockholders	$(4.6)	$11.5	$(12.4)	$12.9

Net income (loss) per share:
Basic	$(0.08)	$0.36	$(0.23)	$0.41
Diluted	$(0.08)	$0.36	$(0.23)	$0.41

Weighted average shares outstanding:
Basic	54,656,400	31,260,100	54,570,100	31,209,300
Diluted	54,656,400	31,409,800	54,570,100	31,412,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(4.5)	$11.8	$(12.2)	$13.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.2	(19.8)	21.6	(11.1)
Unrealized gain (loss) on derivative instruments	4.6	8.5	(12.6)	30.1
Less: Reclassification adjustment for gain on derivative instruments included in net income (loss)	6.7	0.5	12.5	1.6
Amortization of postretirement benefit plans' costs included in net pension cost	—	2.6	0.5	1.9
Other comprehensive income (loss)	14.5	(8.2)	22.0	22.5
Comprehensive income	$10.0	$3.6	$9.8	$35.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$107.6	$124.4
Accounts receivable, net	277.5	266.8
Inventories, net	521.6	534.9
Income taxes receivable	20.3	19.7
Other current assets	36.2	28.9
Total current assets	963.2	974.7
Property, plant and equipment, net	874.7	874.9
Finance lease right-of-use assets	17.2	17.4
Operating lease right-of-use assets	46.5	35.8
Deferred income tax benefits	34.3	34.4
Investment in equity affiliates	56.1	59.1
Goodwill	874.9	847.2
Intangible assets, net	660.2	710.3
Other assets	121.8	115.4
Total assets	$3,648.9	$3,669.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$34.7	$34.6
Finance lease liabilities	0.9	0.9
Operating lease liabilities	8.6	9.3
Accounts payable	214.4	225.7
Income taxes payable	16.5	11.4
Accrued expenses and other current liabilities	151.1	184.2
Total current liabilities	426.2	466.1
Long-term debt	1,712.9	1,659.3
Finance lease liabilities, noncurrent	17.6	17.6
Operating lease liabilities, noncurrent	38.1	29.7
Long-term income tax payable	8.4	14.6
Pension and other postretirement benefits	79.1	81.6
Deferred income tax liabilities	160.0	172.2
Other liabilities	57.6	48.8
Total liabilities	2,499.9	2,489.9
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,840,660 and 54,929,973 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5.5	5.5
Additional paid-in-capital	665.7	658.5
Retained earnings	551.2	610.7
Accumulated other comprehensive loss, net of tax	(73.4)	(95.4)
Total stockholders’ equity	1,149.0	1,179.3
Total liabilities and stockholders’ equity	$3,648.9	$3,669.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, March 31, 2022	31,705,664	$3.1	$105.4	$681.2	$(88.3)	$701.4
Net income	—	—	—	11.8	—	11.8
Other comprehensive loss, net of tax	—	—	—	—	(8.2)	(8.2)
Dividends paid ($0.44 per share)	—	—	—	(14.2)	—	(14.2)
Restricted stock issuances, net	156,872	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.6	—	—	3.6
Stock issued to directors as compensation	863	—	0.2	—	—	0.2
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(1,387)	—	—	(0.1)	—	(0.1)
Balance, June 30, 2022	31,922,911	$3.1	$109.2	$678.7	$(96.5)	$694.5

Balance, March 31, 2023	54,919,923	$5.5	$662.4	$579.3	$(87.9)	$1,159.3
Net loss	—	—	—	(4.5)	—	(4.5)
Other comprehensive income, net of tax	—	—	—	—	14.5	14.5
Dividends paid ($0.40 per share)	—	—	—	(22.1)	—	(22.1)
Restricted stock issuances, net	(18,237)	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.0	—	—	3.0
Stock issued to directors as compensation	3,318	—	0.3	—	—	0.3
Purchases and retirement of common stock	(64,344)	—	—	(1.5)	—	(1.5)
Balance, June 30, 2023	54,840,660	$5.5	$665.7	$551.2	$(73.4)	$1,149.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net income	—	—	—	13.4	—	13.4
Other comprehensive income, net of tax	—	—	—	—	22.5	22.5
Dividends paid ($0.88 per share)	—	—	—	(28.1)	—	(28.1)
Restricted stock issuances, net	507,026	—	—	—	—	—
Stock-based employee compensation expense	—	—	7.0	—	—	7.0
Stock issued to directors as compensation	1,657	—	0.5	—	—	0.5
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(96,234)	—	—	(3.0)	—	(3.0)
Balance, June 30, 2022	31,922,911	$3.1	$109.2	$678.7	$(96.5)	$694.5

Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(12.2)	—	(12.2)
Other comprehensive income, net of tax	—	—	—	—	22.0	22.0
Dividends paid ($0.80 per share)	—	—	—	(44.5)	—	(44.5)
Restricted stock issuances, net	21,927	—	—	—	—	—
Stock options exercised	813	—	—	—	—	—
Stock-based employee compensation expense	—	—	6.7	—	—	6.7
Stock issued to directors as compensation	6,726	—	0.5	—	—	0.5
Purchases and retirement of common stock	(118,779)	—	—	(2.8)	—	(2.8)
Balance, June 30, 2023	54,840,660	$5.5	$665.7	$551.2	$(73.4)	$1,149.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating
Net income (loss)	$(12.2)	$13.4
Non-cash items included in net income (loss):
Depreciation and amortization	84.8	47.5
Amortization of deferred issuance costs	3.7	3.4
Impairments	—	12.9
Deferred income tax	(9.2)	(5.1)
Pension and other postretirement benefits	(5.5)	(0.4)
Stock-based compensation	6.7	7.0
Income from equity affiliates	(0.2)	(3.8)
Brazil tax assessment and settlements, net	—	(2.2)
Gain on sale of assets	—	(2.9)
Cash dividends received from equity affiliates	—	1.1
Loss (gain) on foreign currency transactions	3.3	(10.7)
Other non-cash items	(7.4)	(2.8)
Cash received from settlement of interest swap agreements	—	23.6
Other operating	(2.1)	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	(8.0)	(48.0)
Inventories	15.1	(30.3)
Prepaid expenses	(6.8)	(5.1)
Accounts payable and other current liabilities	(39.0)	25.8
Accrued income taxes	(3.7)	(5.4)
Net changes in operating working capital	(42.4)	(63.0)
Net cash provided by operations	19.5	18.0
Investing
Capital spending	(42.0)	(17.8)
Capitalized software costs	(0.5)	(1.6)
Cash received from settlement of cross-currency swap contracts	—	35.8
Other investing	3.0	1.6
Net cash provided by (used in) investing	(39.5)	18.0

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Financing
Cash dividends paid	(44.3)	(28.1)
Proceeds from long-term debt	115.1	40.0
Payments on long-term debt	(65.3)	(47.6)
Payments for debt issuance costs	—	(12.5)
Payments on financing lease obligations	(0.5)	(0.3)
Purchases of common stock	(2.8)	(3.0)
Other financing	(0.2)	—
Net cash provided by (used in) financing	2.0	(51.5)
Effect of exchange rate changes on cash and cash equivalents	1.2	(2.9)
Decrease in cash and cash equivalents	(16.8)	(18.4)
Cash and cash equivalents at beginning of period	124.4	74.7
Cash and cash equivalents at end of period	$107.6	$56.3

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$65.8	$28.8
Cash paid for taxes, net	$19.3	$16.9
Capital spending in accounts payable and accrued liabilities	$7.2	$3.3
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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.

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

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Three Months Ended June 30,
	2023			2022
	ATM	FBS	Total	ATM	FBS	Total
United States	$187.9	$121.0	$308.9	$174.6	$37.1	$211.7
Europe and the former Commonwealth of Independent States	141.9	58.1	200.0	65.4	51.0	116.4
Asia-Pacific	45.2	37.4	82.6	38.6	26.2	64.8
Americas (excluding U.S.)	33.4	24.0	57.4	3.5	16.9	20.4
Other foreign countries	11.4	8.0	19.4	6.0	7.1	13.1
Net sales	$419.8	$248.5	$668.3	$288.1	$138.3	$426.4

	Six Months Ended June 30,
	2023			2022
	ATM	FBS	Total	ATM	FBS	Total
United States	$395.6	$253.1	$648.7	$326.6	$75.7	$402.3
Europe and the former Commonwealth of Independent States	293.1	112.7	405.8	129.5	102.0	231.5
Asia-Pacific	91.2	64.6	155.8	74.0	51.1	125.1
Americas (excluding U.S.)	52.3	46.3	98.6	17.7	29.6	47.3
Other foreign countries	21.9	16.5	38.4	13.2	13.8	27.0
Net sales	$854.1	$493.2	$1,347.3	$561.0	$272.2	$833.2

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Healthcare – advanced wound care, consumer wellness, device fixation, and finger bandages.

Release liners – substrates critical to adhesive separation for applications in the personal care, label, tape, industrial, graphic arts, composites, and medical categories.

Net sales as a percentage by end market for the ATM business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrials	32%	37%	32%	37%
Protective solutions	16%	31%	16%	31%
Filtration	25%	16%	26%	16%
Healthcare	16%	16%	15%	16%
Release liners	11%	—%	11%	—%
Net sales	100%	100%	100%	100%

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

Net sales as a percentage by end market for the FBS business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Packaging and specialty papers	43%	—%	45%	—%
Engineered papers	57%	100%	55%	100%
Net sales	100%	100%	100%	100%

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

In connection with the Receivables Sales Agreement, the Company formed a separate bankruptcy-remote special purpose entity (“SPE”), which is a wholly owned and controlled subsidiary. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions to a third-party financial institution in exchange for cash. Certain receivables are held by the SPE and are pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of June 30, 2023 and December 31, 2022 was $60.7 million and $94.2 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The Company accounts for transactions under the Receivables Sales Agreement and Reverse Receivables Programs as sales of financial assets, with the associated receivables derecognized from the Company’s unaudited Condensed Consolidated Balance Sheets. Total fees related to the Receivables Sales Agreement and Reverse Receivables Programs are considered to be a loss on the sale of financial assets and are primarily recorded within Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss). Total fees were immaterial for the three and six months ended June 30, 2023. Continuous cash activity related to the Receivables Sales Agreement and Reverse Receivables Programs is reflected in cash from operating activities in the unaudited Condensed Consolidated Statements of Cash Flows.

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

Six Months Ended
June 30, 2023
Trade accounts receivable sold to financial institutions	$639.9
Cash proceeds from financial institutions	633.6

There were no material trade accounts receivable sales for the six months ended June 30, 2022.

Note 3. Other Comprehensive Income

Comprehensive income includes Net income (loss), as well as items charged and credited directly to stockholders' equity, which are excluded from Net income (loss). The Company has presented Comprehensive income in the unaudited Condensed Consolidated Statements of Comprehensive Income. Reclassification adjustments of derivative instruments from Accumulated other comprehensive loss, net of tax are presented in Other income (expense), net; or Interest expense in the unaudited Condensed Consolidated Statements of Income (loss). Refer to Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net pension and OPEB costs, which are discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	June 30, 2023	December 31, 2022
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $1.8 million and $2.5 million at June 30, 2023 and December 31, 2022, respectively	$(10.4)	$(10.9)
Accumulated unrealized gain on derivative instruments, net of income tax benefit of $14.0 million and $12.9 million at June 30, 2023 and December 31, 2022, respectively	44.3	44.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.6 million and $17.0 million at June 30, 2023 and December 31, 2022, respectively	(107.3)	(128.9)
Accumulated other comprehensive loss, net of tax	$(73.4)	$(95.4)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2023			2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$—	$—	$—	$1.5	$1.1	$2.6
Derivative instrument adjustments	15.1	(3.8)	11.3	12.5	(3.5)	9.0
Unrealized foreign currency translation adjustments	3.2	—	3.2	(33.7)	13.9	(19.8)
Total	$18.3	$(3.8)	$14.5	$(19.7)	$11.5	$(8.2)

	Six Months Ended June 30,
	2023			2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.2	$(0.7)	$0.5	$2.8	$(0.9)	$1.9
Derivative instrument adjustments	1.0	(1.1)	(0.1)	34.9	(3.2)	31.7
Unrealized foreign currency translation adjustments	23.0	(1.4)	21.6	(27.6)	16.5	(11.1)
Total	$25.2	$(3.2)	$22.0	$10.1	$12.4	$22.5

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The transaction was accounted for as a business combination with the Company being treated as the accounting acquirer in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under this method of accounting, the total consideration has been allocated to Neenah's assets acquired and liabilities assumed based upon fair values at the Merger date. The assets acquired and liabilities assumed were measured at fair value as of the Merger date primarily using Level 3 inputs. The excess of the total consideration over the net assets acquired was recorded as goodwill and has been allocated to the ATM segment. The goodwill recorded is not expected to be deductible for tax purposes as it is primarily attributable to expected revenue and cost synergies. The estimated purchase price allocation disclosed as of September 30, 2022 was revised during the measurement period as new information was received and analyzed resulting in increases in Deferred income tax liabilities of $18.6 million, Intangible assets, net of $17.9 million, Property, plant and equipment, net of $10.0 million, Inventories, net of $2.7 million, as well as decreases in Goodwill of $11.6 million, Accounts payable and other current liabilities of $8.6 million, Accounts receivable, net of $8.5 million, and other immaterial changes, as presented in the table below. The amounts below represent the current preliminary fair value estimates. As additional information becomes available and as additional analyses and final allocations are completed, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes may be material.

The preliminary fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

	Preliminary Allocation as of June 30, 2023	Adjustments	Preliminary Allocation as of July 6, 2022
Cash and cash equivalents	$55.9	$—	$55.9
Accounts receivable, net	198.1	(8.5)	206.6
Inventory, net	194.5	2.7	191.8
Other current assets	27.8	0.3	27.5
Property, plant and equipment, net	463.6	10.0	453.6
Intangible assets, net	236.9	17.9	219.0
Other assets	41.7	(0.1)	41.8
Total assets	$1,218.5	$22.3	$1,196.2

Current debt	$1.9	$—	$1.9
Accounts payable and other current liabilities	199.3	(8.6)	207.9
Long-term debt	22.8	—	22.8
Deferred income tax liabilities	86.3	18.6	67.7
Other liabilities	82.7	0.7	82.0
Net assets acquired	$825.5	$11.6	$813.9
Goodwill	230.8	(11.6)	242.4
Total consideration	$1,056.3	$—	$1,056.3

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is immaterial.

Acquired inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods was based on net realizable value adjusted for the costs of selling and manufacturing and a reasonable profit margin on selling effort and manufacturing costs. The fair value of work in process was based on net realizable value adjusted for the costs of selling and a reasonable profit margin on selling effort. The fair value of raw materials was determined to approximate book value.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

The following table sets forth the components of identifiable intangible assets (in millions) and their estimated useful lives (in years):

	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets:
Customer relationships	$202.3	14.3
Trade names	14.4	20
Developed technology	20.2	7
Total amortizable intangible assets	$236.9

The preliminary estimate of deferred tax effects resulting from the Merger include the expected federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and six months ended June 30, 2023, the Company did not recognize any direct and indirect merger-related costs. During the three and six months ended June 30, 2022, the Company recognized direct and indirect merger-related costs of $7.8 million and $13.6 million, respectively, predominantly related to legal and other professional fees. Direct and indirect merger-related costs were expensed as incurred and are primarily included in the General expense line item in the Consolidated Statements of Income (Loss).

Pro Forma Financial Information (Unaudited)

The unaudited supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Merger had occurred on January 1, 2021. The unaudited supplemental pro forma financial information includes the following adjustments related to the Merger: incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets, interest expense for the additional indebtedness incurred to complete the Merger, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred.

The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Merger occurred as of January 1, 2021 (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022
Net sales	$733.2	$1,424.8
Net income	22.6	20.3

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Net Income (Loss) Per Share

The Company uses the two-class method to calculate Net income (loss) per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates income (loss) per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

Diluted net income (loss) per common share is computed based on Net income (loss) divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term stock-based incentive compensation and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income (loss) per share follows (in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (basic and diluted):
Net income (loss)	$(4.5)	$11.8	$(12.2)	$13.4
Less: Dividends to participating securities	(0.1)	(0.3)	(0.2)	(0.5)
Net income (loss) attributable to Common Stockholders	$(4.6)	$11.5	$(12.4)	$12.9

Denominator:
Average number of common shares outstanding	54,656.4	31,260.1	54,570.1	31,209.3
Effect of dilutive stock-based compensation(1)	—	149.7	—	202.7
Average number of common and potential common shares outstanding	54,656.4	31,409.8	54,570.1	31,412.0
(1) Diluted loss per share excludes the weighted average potential common shares for the three and six months ended June 30, 2023 as their inclusion would be anti-dilutive.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three and six months ended June 30, 2023.

The following table summarizes inventories by major class (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$191.8	$206.0
Work in process	87.8	80.5
Finished goods	218.8	223.9
Supplies and other	23.2	24.5
Total inventories	$521.6	$534.9

Note 7. Goodwill

The changes in the carrying amount of goodwill by reporting segment were as follows (in millions):

	ATM	FBS	Total
Balance at December 31, 2022	$842.6	$4.6	$847.2
Goodwill acquired during the period(1)	16.4	—	16.4
Foreign currency translation	11.2	0.1	11.3
Balance at June 30, 2023	$870.2	$4.7	$874.9
(1) Related to the measurement period adjustments for the Merger.

Accumulated impairment loss for the FBS segment was $2.7 million as of June 30, 2023 and December 31, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Intangible Assets

At June 30, 2023 and December 31, 2022, the Company had $620.0 million and $652.5 million of intangible assets in its ATM segment and $40.2 million and $57.8 million in its FBS segment, respectively. The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$740.5	$183.8	$556.7
Developed technology	71.5	30.2	41.3
Trade names	33.1	5.4	27.7
Acquired technology	20.6	2.9	17.7
Non-compete agreements	2.9	2.8	0.1
Patents	1.9	0.8	1.1
Total(1)	$870.5	$225.9	$644.6

Unamortized Intangible Assets
Trade names	$15.6	$—	$15.6
(1) Includes a decrease of $26.0 million related to measurement period adjustments for the Merger recognized during the six months ended June 30, 2023.

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

Amortization expense of intangible assets was $15.5 million and $11.1 million for the three months ended June 30, 2023 and 2022, respectively, and $30.0 million and $22.2 million for the six months ended June 30, 2023 and 2022, respectively. Finite-lived intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expenses of $0.5 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $15.6 million for the six months ended June 30, 2023 and 2022, respectively.

Restructuring and impairment expenses in the ATM segment were $0.5 million for the three months ended June 30, 2023 primarily related to the closure of the Appleton, Wisconsin facility. The closure of this facility was substantially completed in September 2021 and its divestiture was planned prior to the Merger. The assets held for sale consist primarily of property, plant and equipment. These assets were measured at fair value as part of the purchase price allocation. Restructuring and impairment expenses for the three months ended June 30, 2022 were $1.1 million, due to the termination of a contract with an existing customer related to exclusivity in product manufacturing.

In the ATM segment, restructuring and impairment expenses for the six months ended June 30, 2023 were $1.2 million primarily comprised of $1.0 million related to the closure of the Appleton, Wisconsin facility. Restructuring and impairment expenses for the six months ended June 30, 2022 were $14.0 million, primarily related to the impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end market. These assets were sold during the third quarter of 2022 for net proceeds of $4.6 million and a loss of $0.4 million.

The Company has recognized $2.2 million of accumulated restructuring charges through June 30, 2023 related to the closure of the Appleton, Wisconsin facility. During the remainder of 2023, the Company expects to record additional restructuring related costs in the ATM segment of approximately $1.0 million related to the closing of the Appleton, Wisconsin facility.

Restructuring and impairment expenses in the FBS segment for the three months ended June 30, 2023 and 2022 were $0.0 million and $1.3 million, respectively. Restructuring and impairment expenses for the three months ended June 30, 2022 included $1.1 million primarily related to pension benefits for the Winkler, Manitoba facility, which was closed in 2021.

In the FBS segment, restructuring and impairment expenses for the six months ended June 30, 2023 and 2022 were $0.1 million and $1.6 million, respectively. Restructuring and impairment expenses for the six months ended June 30, 2022 included $1.4 million primarily related to pension benefits for the Winkler, Manitoba facility.

The Company has recognized $2.4 million of accumulated restructuring charges through June 30, 2023 related to the closure of the Winkler, Manitoba facility.

Other restructuring related charges are included in corporate General expense as other unallocated items as these costs are not included in management's evaluation of the segments' performance. These expenses were $0.9 million and $1.1 million in the three and six months ended June 30, 2023, respectively, related to the relocation of the corporate headquarters. There were no unallocated restructuring and impairment expenses or other restructuring related charges for the three and six months ended June 30, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total restructuring, restructuring related, and impairment expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring and impairment expense:
Severance	$—	$1.1	$0.1	$1.3
Asset impairment	—	—	—	12.9
Other	0.5	1.3	1.2	1.4
Total restructuring and impairment expense	$0.5	$2.4	$1.3	$15.6
Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$—	$—	$0.3	$—
Other restructuring related charges - General expense
Accelerated depreciation and amortization	0.9	—	1.1	—
Total restructuring and impairment expense and other restructuring related charges	$1.4	$2.4	$2.7	$15.6

The following table summarizes changes in restructuring liabilities (in millions):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$4.9	$6.2
Accruals for announced programs	(0.2)	0.4
Cash payments	(0.7)	(1.9)
Foreign exchange impact	—	(0.2)
Balance at end of period	$4.0	$4.5

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	June 30, 2023	December 31, 2022
Revolving facility - U.S. dollar borrowings	$261.0	$191.0
Term loan A facility	191.0	192.0
Term loan B facility	343.0	344.8
Delayed draw term loan	625.6	641.9
6.875% Senior unsecured notes due October 1, 2026, net of discount of $3.7 million and $4.3 million at June 30, 2023 and December 31, 2022, respectively(1)	338.8	339.0
French employee profit sharing	3.4	3.0
German loan agreement	10.2	10.7
Other	0.7	0.9
Debt issuance costs	(26.1)	(29.4)
Total debt	1,747.6	1,693.9
Less: Current debt	(34.7)	(34.6)
Total long-term debt	$1,712.9	$1,659.3
(1) Amount includes a $7.5 million and $6.7 million decrease in fair value as of June 30, 2023 and December 31, 2022, respectively, due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 11. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

On June 5, 2023, the Company amended its Credit Agreement to replace LIBOR-based rates with term-SOFR for the Term Loan B Facility. This was effective July 1, 2023. Refer to Note 16. Subsequent Events for further information.

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

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.00x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at June 30, 2023.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2023.

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

As of June 30, 2023, the average interest rate was 7.82% on outstanding Revolving Facility borrowings, 7.95% on outstanding Term Loan A Credit Facility borrowings, 9.00% on outstanding Term Loan B Facility borrowings, and 7.70% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 5.87% and 4.52% for the six months ended June 30, 2023 and 2022, respectively.

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of June 30, 2023 (in millions):

2023	$20.7
2024	41.9
2025	41.3
2026	380.5
2027	962.0
Thereafter	327.3
Total	$1,773.7

Fair Value of Debt

At June 30, 2023 and December 31, 2022, the fair market value of the Company's 6.875% senior unsecured notes was $305.8 million and $308.4 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2023 and December 31, 2022 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2023 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$1.4	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	—	Other liabilities	14.6
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.5	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	41.7	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	—	Other liabilities	7.5
Total derivatives designated as hedges		$43.6		$22.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	2.3	Accrued expenses and other current liabilities	2.0
Total derivatives not designated as hedges		$2.3		$2.0
Total derivatives		$45.9		$24.3

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2022 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$2.4	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	1.1	Other liabilities	4.7
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.6	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	38.1	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	—	Other liabilities	6.7
Total derivatives designated as hedges		$42.2		$11.6

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	2.7	Accrued expenses and other current liabilities	2.1
Total derivatives not designated as hedges		$2.7		$2.1
Total derivatives		$44.9		$13.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of fixed-to-floating interest rate swaps designated as a fair value hedge of our Notes and the respective balance sheet location at June 30, 2023 (in millions):

	Balance Sheet Location	Carrying Amount of Hedged Item	Cumulative Amount of Adjustment Included in Carrying Amount
Interest rate contracts - fair value hedge	Long-term debt	$338.8	$(7.5)
Refer to Note 10. Debt for further information on the Notes.

The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss, net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCL on Derivatives, Net of Tax				Location of Gain (Loss) Reclassified from AOCL	Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022		2023	2022	2023	2022
Derivatives designated as cash flow hedge
Foreign exchange contracts	$0.2	$0.3	$0.2	$0.2	Other income,(expense) net	$0.1	$—	$0.1	$(0.1)
Interest rate contracts	4.4	6.4	(12.8)	28.1	Interest expense	(6.8)	(0.5)	(12.6)	(1.5)
Derivatives designated as net investment hedge
Foreign exchange contracts	(2.7)	30.0	(8.3)	43.6
Total gain/(loss)	$1.9	$36.7	$(20.9)	$71.9		$(6.7)	$(0.5)	$(12.5)	$(1.6)
The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and six months ended June 30, 2023 and 2022, other than those related to the cross-currency swaps, noted below.

The Company’s net investment hedges were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded as a component of Accumulated other comprehensive loss, net of tax until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss, net of tax as an unrealized translation adjustment are amortized to Interest expense over the remaining term of the swap. For the three months ended June 30, 2023 and 2022, the Company recognized as income $2.1 million and $2.2 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing. For the six months ended June 30, 2023 and 2022, the Company recognized as income $4.6 million and $4.8 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the effect the derivative instruments not designated as cash flow hedging instruments had on Net income (loss) (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign exchange contracts	Other income (expense), net	$(1.1)	$0.6	$(1.1)	$(0.5)

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

SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($12.3 million based on the foreign currency exchange rate at June 30, 2023), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised fourth Electricity Assessments for a combined amount of $10.3 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018. As SWM-B cannot determine the outcome of the Electricity Assessments matters, no loss has been accrued in our unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple low ignition propensity ("LIP") related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company was settled in June 2023. The Company recognized a $4.9 million loss during the three months ended June 30, 2023, which is included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss).

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

Employees and Labor Relations

As of June 30, 2023, approximately 21% of the Company's U.S. workforce and 37% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 1% of all U.S. employees and 30% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, Netherlands, and Canada and OPEB benefits related to post-employment healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of June 30, 2022, the Company's Canadian and U.S. OPEB liability were immaterial and therefore not included in these disclosures.

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

Pension and Other Benefits

The components of net pension cost (benefit) were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.	Non-U.S.
	Three Months Ended June 30,
	2023	2022	2023	2022	2023
Service cost	$0.4	$—	$0.4	$0.3	$0.1	$0.3
Interest cost	4.5	0.8	2.3	0.6	0.3	0.1
Expected return on plan assets	(5.6)	(1.0)	(1.1)	(0.7)	—	—
Amortizations and other	—	0.4	0.2	0.2	—	—
Net pension cost (benefit)	$(0.7)	$0.2	$1.8	$0.4	$0.4	$0.4

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.	Non-U.S.
	Six Months Ended June 30,
	2023	2022	2023	2022	2023
Service cost	$0.8	$—	$0.9	$0.7	$0.1	$0.6
Interest cost	8.9	1.6	4.6	1.2	0.6	0.1
Expected return on plan assets	(11.1)	(2.0)	(2.2)	(1.3)	—	—
Amortizations and other	—	0.8	0.3	0.3	—	—
Net pension cost (benefit)	$(1.4)	$0.4	$3.6	$0.9	$0.7	$0.7

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution retirement plans was $3.7 million and $2.2 million, respectively, for the three months ended June 30, 2023 and 2022 and $7.7 million and $4.7 million, respectively, for the six months ended June 30, 2023 and 2022.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and six months ended June 30, 2023. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three and six months ended June 30, 2023 or 2022.

The Company's effective tax rate from continuing operations was 330.0% and 31.3% for the three months ended June 30, 2023 and 2022, respectively. The net change was primarily due to a valuation allowance expense in the current period recorded against certain income tax credits. The Company's effective tax rate from continuing operations was (51.2)% and 41.1% for the six months ended June 30, 2023 and 2022, respectively. The net change was primarily due to a valuation allowance expense in the current period.

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

Net sales and operating profit by segments were (in millions):

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ATM	$419.8	$288.1	$854.1	$561.0
FBS	248.5	138.3	493.2	272.2
Total Consolidated	$668.3	$426.4	$1,347.3	$833.2

	Operating Profit
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ATM	$35.1	$29.4	$72.7	$39.7
FBS	31.9	22.4	38.1	48.1
Unallocated	(33.4)	(24.0)	(67.9)	(49.4)
Total Consolidated	$33.6	$27.8	$42.9	$38.4

Note 16.     Subsequent Events

Effective July 1, 2023, pursuant to the amended Credit Agreement on June 5, 2023, borrowings under the Term Loan B Facility in U.S. dollar will bear interest equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0%) plus 3.75%.

On August 1, 2023, the Company entered into a final, binding and irrevocable offer letter (the “Offer Letter”) with Evergreen Hill Enterprise Pte. Ltd., an affiliate of PT Bukit Muria Jaya (“Evergreen Hill Enterprise”) pursuant to which Evergreen Hill Enterprise made a binding offer (the “Offer”) to acquire the Company’s Engineered Papers business for $620.0 million in cash, subject to customary closing date adjustments (the “Engineered Papers Transaction”). In connection with the Offer, the Company has agreed to initiate the required employee consultation process with its French works councils, and the Company may accept the Offer by delivering to Evergreen Hill Enterprise written notice of its decision to accept the Offer after the French Consultation Process has concluded. The Offer is valid until the earlier of (i) the date which is five (5) business days after the Pre-Signing Processes (as defined in the Offer Letter) have been completed and (ii) four (4) months after August 1, 2023. The Offer Letter requires the Company to pay a termination fee of $24.8 million if (a) Evergreen Hill Enterprise terminates the Offer Letter as a result of the Company's breach of their exclusivity obligations or (b) if any person has made an alternative proposal prior to the termination of the Offer, the Company fails to accept the Offer and, within 12 months after the termination of the Offer, the Company enters into a definitive agreement with respect to any alternative proposal. The Engineered Papers Transaction is expected to close in the fourth quarter of 2023. Upon closing of the transaction, the Company expects to record a gain on sale. As a result of the proposed transaction, we expect our Engineered Papers business to be presented as a discontinued operation in the third quarter of 2023, its net assets classified as held for sale, and certain prior period amounts retrospectively revised to reflect these changes.

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

This MD&A discusses the financial condition and results of operations of the Company as of and for the period ended June 30, 2023, which includes Neenah.

Liquidity & Debt Overview

As of June 30, 2023, the Company had $1,747.6 million of total debt, $107.6 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $333.9 million. Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.2x at the end of the second quarter, versus a current maximum covenant ratio of 5.00x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended				Six Months Ended
	June 30,		Percent of Net Sales		June 30,		Percent of Net Sales
(in millions, except per share amounts)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$668.3	$426.4	100.0%	100.0%	$1,347.3	$833.2	100.0%	100.0%
Gross profit	128.5	99.6	19.2%	23.4%	237.5	192.2	17.6%	23.1%
Restructuring & impairment expense	0.5	2.4	0.1%	0.6%	1.3	15.6	0.1%	1.9%
Operating profit	33.6	27.8	5.0%	6.5%	42.9	38.4	3.2%	4.6%
Interest expense	28.2	20.4	4.2%	4.8%	54.7	34.9	4.1%	4.2%
Net income (loss)	$(4.5)	$11.8	(0.7)%	2.8%	$(12.2)	$13.4	(0.9)%	1.6%

Diluted earnings (loss) per share	$(0.08)	$0.36			$(0.23)	$0.41
Cash provided by (used in) operations	$40.2	$13.0			$19.5	$18.0
Capital spending	$22.9	$9.1			$42.0	$17.8

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2023 and 2022

Net Sales

The following table presents net sales by segment for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	Percent Change
Advanced Technical Materials	$419.8	$288.1	$131.7	45.7%
Fiber-Based Solutions	248.5	138.3	110.2	79.7%
Total	$668.3	$426.4	$241.9	56.7%

Net sales of $668.3 million during the three months ended June 30, 2023 increased $241.9 million or 56.7%, compared to the prior-year quarter. ATM segment net sales of $419.8 million during the three months ended June 30, 2023 increased $131.7 million, or 45.7%, compared to the prior-year quarter. ATM sales growth was due to addition of the Neenah operations. Price increases across the product lines, in response to higher input costs were offset by volume declines. The decreased volume was caused by customer de-stocking trends which were more pronounced in industrials and an uncertain macro environment. The strongest sales gains in ATM were in release liners.

FBS segment net sales of $248.5 million during the three months ended June 30, 2023 increased $110.2 million, or 79.7%, compared to the prior-year quarter. FBS sales growth was due to the addition of the Neenah operations. Consistent with trends in ATM, price increases across the FBS product lines in response to higher input costs were offset by volume declines which were mostly driven by customer de-stocking in packaging and specialty paper.

Gross Profit

The following table presents gross profit for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2023	June 30, 2022	Change		2023	2022
Net sales	$668.3	$426.4	$241.9	56.7%	100.0%	100.0%
Cost of products sold	539.8	326.8	213.0	65.2%	80.8%	76.6%
Gross profit	$128.5	$99.6	$28.9	29.0%	19.2%	23.4%

Gross profit of $128.5 million during the three months ended June 30, 2023 increased $28.9 million, or 29.0%, compared to the prior-year quarter. The increase in gross profit reflected the addition of the Neenah operations. While price increases more than offset higher input costs across both segments, lower volume and mix impacts, and associated manufacturing inefficiencies and reduced fixed cost absorption negatively impacted results. The Company has, and will continue to adjust staffing levels of manufacturing labor relative to volumes, and the Company expects to adjust staffing levels for the remainder of the year to be in line with demand requirements.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2023	June 30, 2022	Change		2023	2022
Selling expense	$23.6	$15.0	$8.6	57.3%	3.5%	3.5%
Research expense	7.0	5.4	1.6	29.6%	1.0%	1.3%
General expense	63.8	49.0	14.8	30.2%	9.6%	11.5%
Nonmanufacturing expenses	$94.4	$69.4	$25.0	36.0%	14.1%	16.3%

Nonmanufacturing expenses of $94.4 million during the three months ended June 30, 2023 increased $25.0 million, or 36.0%, compared to the prior-year quarter. The increase is primarily due to the addition of Neenah's nonmanufacturing expenses including an increase in amortization expenses related to Neenah's intangible assets, and $9.1 million of integration related expenses.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent of Net Sales
	June 30, 2023	June 30, 2022	Change	2023	2022
Advanced Technical Materials	$0.5	$1.1	$(0.6)	0.1%	0.4%
Fiber-Based Solutions	—	1.3	(1.3)	—%	0.9%
Total	$0.5	$2.4	$(1.9)	0.1%	0.6%

The Company incurred total restructuring and impairment expense of $0.5 million and $2.4 million in the three months ended June 30, 2023 and 2022, respectively. In the current year period, restructuring and impairment expense in the ATM segment was due to the closure of the Appleton, Wisconsin facility, a facility acquired through the Merger. The closure of this facility was substantially completed in September 2021 and planned for divestiture prior to being acquired. The assets held for sale consist primarily of property, plant and equipment, which are measured at fair value as part of the purchase price allocation. Restructuring and impairment expense for the three months ended June 30, 2022 were due to the termination of a contract with an existing customer related to exclusivity in product manufacturing.

In the prior year period, restructuring and impairment expense in the FBS segment included $1.1 million primarily related to pension benefits for the Winkler, Manitoba facility, which was closed in 2021.

Operating Profit

The following table presents operating profit/(loss) by segment for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2023	June 30, 2022	Change		2023	2022
Advanced Technical Materials	$35.1	$29.4	$5.7	19.4%	8.4%	10.2%
Fiber-Based Solutions	31.9	22.4	9.5	42.4%	12.8%	16.2%
Unallocated expenses	(33.4)	(24.0)	(9.4)	39.2%
Total	$33.6	$27.8	$5.8	20.9%	5.0%	6.5%

Operating profit of $33.6 million during the three months ended June 30, 2023, increased $5.8 million, or 20.9%, compared to the prior year period.

In the ATM segment, operating profit of $35.1 million during the three months ended June 30, 2023 increased $5.7 million, or 19.4%, compared to the prior year period. In the FBS segment, operating profit of $31.9 million during the three months ended June 30, 2023 increased $9.5 million, or 42.4%, compared to the prior year period. In both segments, operating profit reflects the addition of the Neenah operations and the benefit of price increases more than offsetting higher input costs, which were offset by declining volumes across most products. Unallocated expenses of $33.4 million during the three months ended June 30, 2023 increased $9.4 million, or 39.2%, compared to the prior year period primarily due to the addition of Neenah's unallocated expenses.

Interest Expense

Interest expense of $28.2 million during the three months ended June 30, 2023 increased $7.8 million, or 38.2%, compared to the prior year period. Interest expense increased primarily due to incremental debt related to the Merger, the incremental expense of assuming Neenah's debt, and higher average interest rates.

Other Income (Expense), Net

Other income (expense), net was $(3.4) million during the three months ended June 30, 2023, compared to the prior year period income of $7.3 million. Net expense during the current period was primarily driven by legal and tax related settlements, whereas the prior period reflected gains primarily from the sale of assets at the Winkler facility and sale of carbon credits in France.

Income Taxes

A $6.6 million income tax expense in the three months ended June 30, 2023 resulted in an effective tax rate of 330.0% compared with 31.3% in the prior year period. The net change was primarily due to a valuation allowance expense in the current period recorded against certain income tax credits.

Income from Equity Affiliates

Income from equity affiliates, which primarily reflects the results of operations of our joint ventures in China, was $0.1 million during the three months ended June 30, 2023 compared to $1.7 million during the prior year period. The decrease was due to lower sales volume in the current year compared to the prior year period.

Net Income (Loss) and Net Income (Loss) per Share

Net loss during the three months ended June 30, 2023 was $4.5 million, or $0.08 per diluted share, compared with net income of $11.8 million, or $0.36 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2023 and 2022

Net Sales

The following table presents net sales by segment (in millions):

	Six Months Ended June 30,
	2023	2022	Change	Percent Change
Advanced Technical Materials	$854.1	$561.0	$293.1	52.2%
Fiber-Based Solutions	493.2	272.2	221.0	81.2%
Total	$1,347.3	$833.2	$514.1	61.7%

Net sales of $1,347.3 million during the six months ended June 30, 2023 increased $514.1 million, or 61.7%, compared to the prior year period. ATM segment net sales of $854.1 million during the six months ended June 30, 2023 increased $293.1 million, or 52.2%, compared to the prior year period. ATM sales growth was due to the addition of the Neenah operations. Price increases across the product lines, in response to higher input costs were offset by volume declines. The decreased volume was caused by customer de-stocking trends which was most pronounced in industrials and an uncertain macro environment. The strongest sales gains in ATM were in release liners.

FBS segment net sales of $493.2 million during the six months ended June 30, 2023 increased $221.0 million, or 81.2%, compared to the prior year period. FBS sales growth was due to the addition of the Neenah operations. Consistent with trends in ATM, price increases across the FBS product lines in response to higher input costs were offset by volume declines which were mostly driven by customer de-stocking in packaging and specialty paper.

Gross Profit

The following table presents gross profit (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Net sales	$1,347.3	$833.2	$514.1	61.7%	100.0%	100.0%
Cost of products sold	1,109.8	641.0	468.8	73.1%	82.4%	76.9%
Gross profit	$237.5	$192.2	$45.3	23.6%	17.6%	23.1%

Gross profit of $237.5 million during the six months ended June 30, 2023 increased $45.3 million, or 23.6%, compared to the prior year period. The increase in gross profit reflected the addition of the Neenah operations. While price increases more than offset higher input costs across both segments, lower volume and mix impacts, manufacturing inefficiencies and operational disruptions negatively impacted results. First quarter FBS operations in France were impacted by nationwide labor strikes related to recently passed retirement benefits legislation, resulting in lost sales and inefficiencies at several sites. Furthermore, the Company addressed production performance across several sites, primarily in FBS, which have been impacted by high manufacturing labor turnover and resulted in less efficient operations. Profitability in both segments was also impacted by staffing levels of manufacturing labor relative to volumes, and the Company has adjusted staffing levels to be in line with demand requirements.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Selling expense	$47.5	$29.3	$18.2	62.1%	3.5%	3.5%
Research and development expense	16.1	10.6	5.5	51.9%	1.2%	1.3%
General expense	129.7	98.3	31.4	31.9%	9.6%	11.8%
Nonmanufacturing expenses	$193.3	$138.2	$55.1	39.9%	14.3%	16.6%

Nonmanufacturing expenses of $193.3 million during the six months ended June 30, 2023 increased by $55.1 million, or 39.9%, compared to the prior year period. The increase is primarily due to the addition of Neenah's nonmanufacturing expenses which includes an increase in amortization expenses related to Neenah's intangible assets, and $19.5 million of integration related expenses.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense by segment (in millions):

	Six Months Ended June 30,			Percent of Net Sales
	2023	2022	Change	2023	2022
Advanced Technical Materials	$1.2	$14.0	$(12.8)	0.1%	2.5%
Fiber-Based Solutions	0.1	1.6	(1.5)	—%	0.6%
Total	$1.3	$15.6	$(14.3)	0.1%	1.9%

The Company incurred total restructuring and impairment expense of $1.3 million in the six months ended June 30, 2023 compared with $15.6 million in the prior year period. In the current year period, restructuring and impairment expense in the ATM segment was due to the closure of the Appleton, Wisconsin facility.

In the prior year period, restructuring and impairment expense in the ATM segment was primarily related to impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end market. Restructuring and impairment expense in the FBS segment was primarily related to pension benefits for the Winkler, Manitoba facility, which was closed in 2021.

Operating Profit

The following table presents operating profit by segment (in millions):

	Six Months Ended June 30,			Percent Change	Return on Net Sales
	2023	2022	Change		2023	2022
Advanced Technical Materials	$72.7	$39.7	$33.0	83.1%	8.5%	7.1%
Fiber-Based Solutions	38.1	48.1	(10.0)	(20.8)%	7.7%	17.7%
Unallocated expenses	(67.9)	(49.4)	18.5	37.4%
Total	$42.9	$38.4	$4.5	11.7%	3.2%	4.6%

Operating profit of $42.9 million during the six months ended June 30, 2023 increased $4.5 million, or 11.7%, compared to the prior year period.

In the ATM segment, operating profit of $72.7 million during the six months ended June 30, 2023 increased $33.0 million, or 83.1%, compared to the prior year period. In the FBS segment, operating profit of $38.1 million during the six months ended June 30, 2023 decreased $10.0 million, or 20.8%, compared to the prior year period. In both segments, operating profit reflects the addition of the Neenah operations and the benefit of price increases more than offsetting higher input costs, which were offset by declining volumes across most products. The decline in FBS operating profits was largely driven by the above-referenced labor strikes in France during the first quarter of 2023 and manufacturing inefficiencies at several sites, as well as intangible asset amortization expenses associated with the Merger. Unallocated expenses of $67.9 million during the six months ended June 30, 2023 increased $18.5 million, or 37.4% compared to the prior year period primarily due to the addition of Neenah's unallocated expenses and integration related costs.

Interest Expense

Interest expense of $54.7 million during the six months ended June 30, 2023 increased $19.8 million, or 56.7%, compared to the prior year period. Interest expense increased primarily due to incremental debt related to the Merger, the incremental expense of assuming Neenah's debt, and higher average interest rates.

Other Income (Expense), Net

Other income (expense), net of $3.6 million during the six months ended June 30, 2023 decreased $9.2 million, or 71.9% compared to the prior year period. Income during both periods was primarily driven by gains on asset sales, however these gains were partially offset by legal and tax settlement expenses in the second quarter of 2023.

Income Taxes

A $4.2 million income tax expense in the six months ended June 30, 2023 resulted in an effective tax rate of (51.2)% compared with 41.1% in the prior year period. The net change was primarily due to a valuation allowance expense in the current period recorded against certain income tax credits.

Income from Equity Affiliates

Income from equity affiliates was $0.2 million during the six months ended June 30, 2023 compared to $3.8 million during the prior year period. The decrease was due to lower sales volume in the current year compared to the prior year period.

Net Income (Loss) and Net Income (Loss) per Share

Net loss during the six months ended June 30, 2023 was $12.2 million, or $0.23 per diluted share, compared to net income of $13.4 million, or $0.41 per diluted share, during the prior year period.

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

Cash Requirements

As of June 30, 2023, $77.9 million of the Company's $107.6 million of cash and cash equivalents was held by foreign subsidiaries. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $19.5 million during the six months ended June 30, 2023 compared to net cash provided of $18.0 million during the prior year period. Compared to the prior year period, cash outflows from working capital declined by $20.6 million, however this benefit was offset by the non-recurrence of cash inflows from the cash settlement of interest rate swap agreements. Working capital performance improved in the second quarter of 2023, particularly related to receivables and inventories, contributing to improved operating cash flow in the second quarter of 2023 compared to the first quarter of 2023 when operating cash flow was negative.

Working Capital

As of June 30, 2023, the Company had net working capital of $572.6 million, including cash and cash equivalents of $107.6 million, compared to net working capital of $544.1 million, including cash and cash equivalents of $124.4 million as of December 31, 2022. Results reflect timing of payments and collections, as well as increased raw material prices and timing of shipments. During the six months ended June 30, 2023, net changes in operating working capital resulted in a cash outflow of $42.4 million, a decrease from $63.0 million of outflows during the prior year period. The Company typically has seasonally lower cash flows in the first half of the year, with seasonally stronger cash flows in the second half of the year.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $39.5 million, compared to cash inflows of $18.0 million during the prior year period, which were mainly attributable to capital spending, and reflected the addition of the Neenah operations. Within investing cash flows, capital spending was $42.0 million compared to $17.8 million in the prior year period, reflecting the addition of Neenah operations and capacity expansion projects for filtration and release liner products. Investing cash flows in the prior year period also included $35.8 million inflow from cash received in the settlement of cross-currency swaps contracts.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 was $2.0 million, compared to cash used of $51.5 million during the prior year period. During the six months ended June 30, 2023, financing activities primarily consisted of $115.1 million of borrowings under the revolving credit facility, $44.3 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $65.3 million.

During the prior year period, financing activities primarily consisted of $47.6 million of payments on our long-term debt, $40.0 million of proceeds from borrowings under the revolving credit facility, $28.1 million in cash paid for dividends paid to the Company's stockholders, and $12.5 million of payments for debt issuance costs associated with the amendment of our Credit Agreement and the Bridge Facility, as discussed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On August 9, 2023, we announced a cash dividend of $0.10 per share payable on September 22, 2023 to stockholders of record as of August 25, 2023. The covenants contained in our Indenture and amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the six months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022
Proceeds from long-term debt	$115.1	$40.0
Payments on long-term debt	(65.3)	(47.6)
Net proceeds from borrowings	$49.8	$(7.6)

Net proceeds from borrowings were $49.8 million during the six months ended June 30, 2023, compared to net repayments of $7.6 million during the prior year period.

On June 5, 2023, the Company amended its Credit Agreement to replace LIBOR-based rates with term-SOFR for the Term Loan B Facility. Effective July 1, 2023, borrowings under the Term Loan B Facility in U.S. dollar will bear interest equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0.00%) plus 3.75%.

Unused borrowing capacity under the amended Credit Agreement was $333.9 million as of June 30, 2023. We also had availability under our bank overdraft facilities and lines of credit of $2.0 million as of June 30, 2023.

The Company was in compliance with all of its covenants under the Indenture and amended Credit Agreement at June 30, 2023. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the amended Credit Agreement.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at June 30, 2023 and December 31, 2022 were 60.3% and 59.0%, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
•Risks associated with acquisitions, dispositions, strategic transactions and global asset realignment initiatives of Mativ, including the pending Engineered Papers Transaction;
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
•Increased scrutiny from stakeholders related to environmental, social and governance ("ESG") matters, particularly our sales of combustible products business within the tobacco industry which represented approximately 18% of the Company's net sales for the six months ended June 30, 2023, as well as our ability to achieve our broader ESG goals and objectives;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2023 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2023 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - March 31, 2023	54,435	24.37	—	—	—
April 1 - April 30, 2023	64,344	20.37
May 1 - May 31, 2023	—	—	—	—	—
June 1 - June 30, 2023	—	—	—	—	—
Total Year-to-Date 2023	118,779	$22.20	—	$—	$—

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Short-Term Incentive Plan

On June 14, 2023, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the Company’s Short-Term Cash Incentive Plan for Eligible Employees (the “STIP”). The STIP provides for annual cash incentive opportunities for certain designated regular full-time and part-time employees of the Company and its wholly-owned subsidiaries, including “executive officers” and “officers” of the Company for purposes of Rule 3b-7 and Section 16, respectively, of the Securities Exchange Act of 1934, as amended (the “Executives”).

On August 3, 2023, the Committee designated that certain of the Company’s Executives shall be eligible to participate in the STIP, effective as of January 1, 2023, including Julie Schertell, Greg Weitzel, Ricardo Nuñez, Mike Rickheim and Cheryl Allegri.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
3.2
Certificate of Amendment to the Certificate of Incorporation of the Company (filed on August 21, 1995), effective as of July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2022).
10.1
Separation Waiver and Release Agreement, by and between Andrew Wamser and the Company, dated as of April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.2
Sixth Amendment, dated as of June 5, 2023, to the Credit Agreement, dated September 25, 2018 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021, February 22, 2022 and May 6, 2022), by and among Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.), SWM Luxembourg, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023).

*10.3	Short-Term Incentive Plan for Eligible Employees effective as of January 1, 2023.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated statements of income (loss), (ii) the condensed consolidated statements of comprehensive income (loss), (iii) the condensed consolidated balance sheets, (iv) the condensed consolidated statements of changes in stockholders' equity, (v) the condensed consolidated statements of cash flow, and (vi) notes to condensed consolidated financial statements.

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

August 9, 2023

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 9, 2023