Form 10-Q
period 2023-09-30
Mativ Holdings, Inc.
filed 2023-11-09
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	September 30, 2023
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,200,680 shares of common stock outstanding as of November 6, 2023.

MATIV HOLDINGS, INC.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$498.2	$551.5	$1,573.7	$1,112.5
Cost of products sold	411.5	455.4	1,303.8	893.9
Gross profit	86.7	96.1	269.9	218.6

Selling expense	20.5	19.1	60.6	41.1
Research and development expense	5.4	5.9	16.6	12.7
General expense	63.4	100.9	185.8	189.8
Total nonmanufacturing expenses	89.3	125.9	263.0	243.6

Goodwill impairment expense	401.0	—	401.0	—
Restructuring and other impairment expense	16.3	1.8	17.6	17.3
Operating loss	(419.9)	(31.6)	(411.7)	(42.3)
Interest expense	16.8	14.9	48.8	43.7
Other income (expense), net	(0.3)	1.4	(3.6)	5.2
Loss from continuing operations before income taxes	(437.0)	(45.1)	(464.1)	(80.8)
Income tax expense (benefit), net	27.3	(11.1)	30.0	(14.4)
Net loss from continuing operations	(464.3)	(34.0)	(494.1)	(66.4)
Income from discontinued operations, net of tax	9.3	11.5	26.9	57.3
Net loss	(455.0)	(22.5)	(467.2)	(9.1)
Dividends to participating securities	(0.5)	(0.2)	(0.7)	(0.7)
Net loss attributable to Common Stockholders	$(455.5)	$(22.7)	$(467.9)	$(9.8)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss per share - basic:
Loss per share from continuing operations	$(8.50)	$(0.65)	$(9.06)	$(1.74)
Income per share from discontinued operations	0.17	0.22	0.49	1.49
Basic	$(8.33)	$(0.43)	$(8.57)	$(0.25)

Net loss per share – diluted:
Loss per share from continuing operations	$(8.50)	$(0.65)	$(9.06)	$(1.74)
Income per share from discontinued operations	0.17	0.22	0.49	1.49
Diluted	$(8.33)	$(0.43)	$(8.57)	$(0.25)

Weighted average shares outstanding:
Basic	54,659,100	52,593,900	54,600,100	38,415,900
Diluted	54,659,100	52,593,900	54,600,100	38,415,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(455.0)	$(22.5)	$(467.2)	$(9.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17.7)	(84.1)	3.9	(95.2)
Unrealized gain (loss) on derivative instruments	(2.8)	19.9	(15.5)	50.0
Less: Reclassification adjustment for gain on derivative instruments included in net income	6.9	3.0	19.5	4.6
Amortization of postretirement benefit plans' costs included in net pension cost	—	(0.2)	0.5	1.7
Other comprehensive income (loss)	(13.6)	(61.4)	8.4	(38.9)
Comprehensive loss	$(468.6)	$(83.9)	$(458.8)	$(48.0)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$84.7	$101.1
Accounts receivable, net	179.3	178.2
Inventories, net	364.6	414.6
Income taxes receivable	18.4	19.4
Other current assets	29.1	27.6
Current assets held for sale	238.3	233.8
Total current assets	914.4	974.7
Property, plant and equipment, net	665.2	691.5
Finance lease right-of-use assets	16.7	17.3
Operating lease right-of-use assets	38.9	30.6
Deferred income tax benefits	2.8	34.4
Goodwill	468.0	844.2
Intangible assets, net	636.6	710.3
Other assets	128.6	110.1
Noncurrent assets held for sale	246.6	256.1
Total assets	$3,117.8	$3,669.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$34.5	$33.6
Finance lease liabilities	0.9	0.9
Operating lease liabilities	8.5	8.5
Accounts payable	149.3	180.6
Income taxes payable	11.8	10.2
Accrued expenses and other current liabilities	108.8	129.0
Current liabilities held for sale	89.7	103.4
Total current liabilities	403.5	466.2
Long-term debt	1,704.0	1,656.4
Finance lease liabilities, noncurrent	17.1	17.6
Operating lease liabilities, noncurrent	30.5	25.0
Long-term income tax payable	7.7	13.9
Pension and other postretirement benefits	55.6	60.3
Deferred income tax liabilities	137.2	152.1
Other liabilities	26.2	31.5
Noncurrent liabilities held for sale	63.0	66.9
Total liabilities	2,444.8	2,489.9

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,454,709 and 54,929,973 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5.4	5.5
Additional paid-in-capital	668.3	658.5
Retained earnings	86.3	610.7
Accumulated other comprehensive loss, net of tax	(87.0)	(95.4)
Total stockholders’ equity	673.0	1,179.3
Total liabilities and stockholders’ equity	$3,117.8	$3,669.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, June 30, 2022	31,922,911	$3.1	$109.2	$678.7	$(96.5)	$694.5
Net loss	—	—	—	(22.5)	—	(22.5)
Other comprehensive loss, net of tax	—	—	—	—	(61.4)	(61.4)
Dividends paid ($0.40 per share)	—	—	—	(22.0)	—	(22.0)
Restricted stock issuances, net	368,123	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	9.5	—	—	9.5
Stock issued to directors as compensation	4,122	—	0.3	—	—	0.3
Deferred compensation directors stock trust	—	—	—	—	—	—
Purchases and retirement of common stock	(158,428)	—	—	(3.4)	—	(3.4)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, September 30, 2022	54,951,290	$5.5	$654.5	$630.8	$(157.9)	$1,132.9

Balance, June 30, 2023	54,840,660	$5.5	$665.7	$551.2	$(73.4)	$1,149.0
Net loss	—	—	—	(455)	—	(455)
Other comprehensive income, net of tax	—	—	—	—	(13.6)	(13.6)
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Restricted stock issuances, net	(108,741)	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.4	—	—	2.4
Stock issued to directors as compensation	4,710	—	0.2	—	—	0.2
Purchases and retirement of common stock	(281,920)	(0.1)	—	(4.2)	—	(4.3)
Balance, September 30, 2023	54,454,709	$5.4	$668.3	$86.3	$(87.0)	$673.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net loss	—	—	—	(9.1)	—	(9.1)
Other comprehensive loss, net of tax	—	—	—	—	(38.9)	(38.9)
Dividends paid ($1.28 per share)	—	—	—	(50.1)	—	(50.1)
Restricted stock issuances, net	875,149	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	16.5	—	—	16.5
Stock issued to directors as compensation	5,779	—	0.8	—	—	0.8
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(254,662)	—	—	(6.4)	—	(6.4)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, September 30, 2022	54,951,290	$5.5	$654.5	$630.8	$(157.9)	$1,132.9

Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(467.2)	—	(467.2)
Other comprehensive income, net of tax	—	—	—	—	8.4	8.4
Dividends paid ($0.90 per share)	—	—	—	(50.2)	—	(50.2)
Restricted stock issuances, net	(86,814)	—	—	—	—	—
Stock options exercised	813	—	—	—	—	—
Stock-based employee compensation expense	—	—	9.1	—	—	9.1
Stock issued to directors as compensation	11,436	—	0.7	—	—	0.7
Purchases and retirement of common stock	(400,699)	(0.1)	—	(7.0)	—	(7.1)
Balance, September 30, 2023	54,454,709	$5.4	$668.3	$86.3	$(87.0)	$673.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating
Net loss	$(467.2)	$(9.1)
Less: Income from discontinued operations	(26.9)	(57.3)
Loss from continuing operations	(494.1)	(66.4)
Non-cash items included in net loss:
Depreciation and amortization	112.4	72.5
Amortization of deferred issuance costs	5.6	5.1
Goodwill Impairment	401.0	—
Other impairments	14.8	13.6
Deferred income tax	24.9	(5.0)
Pension and other postretirement benefits	(10.4)	(5.9)
Stock-based compensation	9.3	16.5
Gain on sale of assets	—	(2.9)
Gain on foreign currency transactions	(1.2)	(19.8)
Other non-cash items	(7.3)	3.4
Cash received from settlement of interest swap agreements	—	23.6
Other operating	(3.8)	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	(5.8)	(31.9)
Inventories	42.1	(47.5)
Prepaid expenses	(1.1)	1.8
Accounts payable and other current liabilities	(43.3)	16.1
Accrued income taxes	(5.3)	(17.8)
Net changes in operating working capital	(13.4)	(79.3)
Net cash provided by (used in) operating activities of:
Continuing operations	37.8	(44.6)
Discontinued operations	14.6	61.8
Net cash provided by operations	52.4	17.2
Investing
Capital spending	(49.4)	(27.1)
Capitalized software costs	(0.5)	(2.1)
Acquisitions, net of cash acquired	—	(462.5)
Proceeds from sale of assets	—	7.4
Cash received from settlement of cross-currency swap contracts	—	35.8
Other investing	0.5	(4.9)
Net cash used in investing of:
Continuing operations	(49.4)	(453.4)
Discontinued operations	(8.8)	(8.2)
Net cash used in investing	(58.2)	(461.6)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Financing
Cash dividends paid	(49.8)	(50.1)
Proceeds from long-term debt	180.0	720.4
Payments on long-term debt	(134.2)	(179.5)
Payments for debt issuance costs	(1.5)	(22.6)
Payments on financing lease obligations	(0.7)	(0.3)
Purchases of common stock	(7.0)	(6.4)
Net cash provided by (used in) financing of:
Continuing operations	(13.2)	461.5
Discontinued operations	(0.9)	(1.2)
Net cash provided by (used in) financing	(14.1)	460.3
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(8.3)
Increase (decrease) in cash and cash equivalents	(20.8)	7.6
Cash and cash equivalents at beginning of period	124.4	74.7
Cash and cash equivalents at end of period	$103.6	$82.3

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$94.9	$48.0
Cash paid for taxes, net	$27.5	$16.8
Capital spending in accounts payable and accrued liabilities	$7.5	$8.7
Merger non-cash consideration	$—	$537.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

Nature of Business

On August 1, 2023, the Company entered into a final, binding and irrevocable offer letter (the “Offer Letter”) with Evergreen Hill Enterprise Pte. Ltd., an affiliate of PT Bukit Muria Jaya (“Evergreen Hill Enterprise”) pursuant to which Evergreen Hill Enterprise made a binding offer (the “Offer”) to acquire the Company’s Engineered Papers business ("EP business") for $620.0 million in cash, subject to customary closing date adjustments (the “Engineered Papers Transaction”). Pursuant to the terms of the Offer Letter, following the conclusion of the required employee consultation process with its French works councils (the "French Consultation Process"), the Company accepted Evergreen Hill Enterprise's Offer and countersigned the Purchase Agreement, dated as of August 1, 2023 (the "Purchase Agreement"), with respect to the Engineered Papers Transaction on October 4, 2023. Completion of the Engineered Papers Transaction remains subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals. The Engineered Papers Transaction is expected to close in the fourth quarter of 2023. Upon closing of the transaction, the Company expects to record a gain on sale and the release of certain material deferred tax valuation allowances. Effective with the Offer, the EP business is presented as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the EP business are classified as held for sale, and certain prior period amounts have been retrospectively revised to reflect these changes. The unaudited condensed consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. See Note 16. Discontinued Operations for more information on the discontinued operation and transaction.

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") consummated its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company"). Mativ is a global leader in specialty materials headquartered in Alpharetta, Georgia, United States of America. The Company offers a wide range of critical components and engineered solutions to solve customers' most complex challenges, targeting premium applications across diversified and growing end markets. Combined with global manufacturing, supply chain, innovation, and material science capabilities, our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of customers' products across multiple stages of the value chain. Effective with the Merger, the Company changed the name of its two reportable segments to: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). There was no change to the historical reportable segments or historical results for the segments. Refer to Note 15. Segment Information for additional information on our segments.

We conduct business in over 100 countries and operate 40 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Brazil, Canada, Spain, Italy, Mexico, Netherlands, Malaysia, and Luxembourg.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Certain current and prior year amounts on the unaudited Condensed Consolidated Statements of Loss, unaudited Condensed Consolidated Balance Sheets, unaudited Condensed Consolidated Statements of Cash Flows, and Notes to unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation as continuing and discontinued operations and for comparative purposes.

Prior year's classification of certain end markets in the legacy SWM Advanced Materials & Structures segment have been reclassified to conform to the current year presentation of ATM's end markets for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include, but are not limited to, inventory valuation, goodwill valuation, useful lives of tangible and intangible assets, business acquisitions, equity-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, taxes and contingencies.

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

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which generally occurs when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, the Company considers collectability of amounts due under a contract to be probable upon inception of a sale based on an evaluation of the credit worthiness of each customer. If collectability is not considered to be probable, the Company defers recognition of revenue on satisfied performance obligations until the uncertainty is resolved. We record estimates for credit losses based on our expectations for the collectability of amounts due from customers, considering historical collections, expectations for future activity and other discrete events as applicable.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Three Months Ended September 30,
	2023			2022
	ATM	FBS	Total	ATM	FBS	Total
United States	$209.9	$89.0	$298.9	$219.1	$102.2	$321.3
Europe and the former Commonwealth of Independent States	114.6	4.7	119.3	121.1	6.4	127.5
Asia-Pacific	33.6	4.1	37.7	50.5	9.6	60.1
Americas (excluding U.S.)	25.8	5.8	31.6	22.3	6.2	28.5
Other foreign countries	9.9	0.8	10.7	13.1	1.0	14.1
Net sales	$393.8	$104.4	$498.2	$426.1	$125.4	$551.5

	Nine Months Ended September 30,
	2023			2022
	ATM	FBS	Total	ATM	FBS	Total
United States	$605.5	$272.2	$877.7	$545.7	$102.2	$647.9
Europe and the former Commonwealth of Independent States	407.7	16.7	424.4	250.6	6.4	257.0
Asia-Pacific	124.8	17.8	142.6	124.5	9.6	134.1
Americas (excluding U.S.)	78.1	16.2	94.3	40.0	6.2	46.2
Other foreign countries	31.9	2.8	34.7	26.3	1.0	27.3
Net sales	$1,248.0	$325.7	$1,573.7	$987.1	$125.4	$1,112.5

ATM is comprised of the legacy SWM Advanced Materials & Structures segment and certain legacy Neenah segments allocated to ATM based on performance, market focus, technologies, and reporting structure. FBS is comprised of the legacy Neenah Fine Paper and Packaging segment. As a result of the Engineered Papers Transaction, the EP business is presented as a discontinued operation and no longer reported in the FBS reportable segment. Refer to Note 15. Segment Information for additional information on our segments.

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

Net sales as a percentage by end market for the ATM business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrials	34%	34%	33%	35%
Protective solutions	15%	17%	15%	23%
Filtration	24%	25%	25%	20%
Healthcare	17%	14%	16%	17%
Release liners	10%	10%	11%	5%
Net sales	100%	100%	100%	100%

The FBS segment supplies customers serving generally both growing and mature end markets including sustainable premium packaging solutions, imaging and communication, home & office, consumer goods, and other applications.

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

In connection with the Receivables Sales Agreement, the Company formed a separate bankruptcy-remote special purpose entity (“SPE”), which is a wholly owned and controlled subsidiary. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions to a third-party financial institution in exchange for cash. Certain receivables are held by the SPE and are pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of September 30, 2023 and December 31, 2022 was $33.0 million and $34.2 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for transactions under the Receivables Sales Agreement and Reverse Receivables Programs as sales of financial assets, with the associated receivables derecognized from the Company’s unaudited Condensed Consolidated Balance Sheets. Total fees related to the Receivables Sales Agreement and Reverse Receivables Programs are considered to be a loss on the sale of financial assets. Total fees for the three months ended September 30, 2023 were $2.4 million and are recorded within General expense in the unaudited Condensed Consolidated Statements of Loss. Continuous cash activity related to the Receivables Sales Agreement and Reverse Receivables Programs is reflected in cash from operating activities in the unaudited Condensed Consolidated Statements of Cash Flows.

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

Nine Months Ended
September 30, 2023
Trade accounts receivable sold to financial institutions	$839.5
Cash proceeds from financial institutions	830.7

There were no material trade accounts receivable sales for the nine months ended September 30, 2022.

Note 3. Other Comprehensive Income

Comprehensive income includes Net income (loss), as well as items charged and credited directly to stockholders' equity, which are excluded from Net income (loss). The Company has presented Comprehensive income in the unaudited Condensed Consolidated Statements of Comprehensive Income (loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive loss, net of tax are presented in Other income (expense), net; or Interest expense in the unaudited Condensed Consolidated Statements of Loss. Refer to Note 11. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net pension and OPEB costs, which are discussed in Note 13. Postretirement and Other Benefits.

Components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	September 30, 2023	December 31, 2022
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $1.8 million and $2.5 million at September 30, 2023 and December 31, 2022, respectively	$(10.4)	$(10.9)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $15.6 million and $12.9 million at September 30, 2023 and December 31, 2022, respectively	48.4	44.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $16.3 million and $17.0 million at September 30, 2023 and December 31, 2022, respectively	(125.0)	(128.9)
Accumulated other comprehensive loss, net of tax	$(87.0)	$(95.4)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the components of Accumulated other comprehensive loss, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2023			2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$—	$—	$—	$0.7	$(0.9)	$(0.2)
Derivative instrument adjustments	5.7	(1.6)	4.1	30.1	(7.2)	22.9
Unrealized foreign currency translation adjustments	(18.4)	0.7	(17.7)	(65.8)	(18.3)	(84.1)
Total	$(12.7)	$(0.9)	$(13.6)	$(35.0)	$(26.4)	$(61.4)

	Nine Months Ended September 30,
	2023			2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$1.2	$(0.7)	$0.5	$3.5	$(1.8)	$1.7
Derivative instrument adjustments	6.7	(2.7)	4.0	65.0	(10.4)	54.6
Unrealized foreign currency translation adjustments	4.6	(0.7)	3.9	(93.4)	(1.8)	(95.2)
Total	$12.5	$(4.1)	$8.4	$(24.9)	$(14.0)	$(38.9)

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The transaction was accounted for as a business combination with the Company being treated as the accounting acquirer in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under this method of accounting, the total consideration has been allocated to Neenah's assets acquired and liabilities assumed based upon fair values at the Merger date. The assets acquired and liabilities assumed were measured at fair value as of the Merger date primarily using Level 3 inputs. The excess of the total consideration over the net assets acquired was recorded as goodwill and has been allocated to the ATM segment. The goodwill recorded will not be deductible for tax purposes as it is primarily attributable to expected revenue and cost synergies. The estimated purchase price allocation disclosed as of September 30, 2022 was revised during the measurement period as new information was received and analyzed resulting in increases in Deferred income tax liabilities of $19.0 million, Intangible assets, net of $17.9 million, Property, plant and equipment, net of $9.6 million, Inventories, net of $2.7 million, as well as decreases in Goodwill of $12.0 million, Accounts payable and other current liabilities of $9.1 million, Accounts receivable, net of $8.5 million, and other immaterial changes, as presented in the table below.

The consideration paid to merge with Neenah, and the fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

	Final Fair Value as of September 30, 2023	Adjustments	Preliminary Allocation as of July 6, 2022
Cash and cash equivalents	$55.9	$—	$55.9
Accounts receivable, net	198.1	(8.5)	206.6
Inventory, net	194.5	2.7	191.8
Other current assets	27.8	0.3	27.5
Property, plant and equipment, net	463.2	9.6	453.6
Intangible assets, net	236.9	17.9	219.0
Other assets	42.1	0.3	41.8
Total assets	$1,218.5	$22.3	$1,196.2

Current debt	$1.9	$—	$1.9
Accounts payable and other current liabilities	198.8	(9.1)	207.9
Long-term debt	22.8	—	22.8
Deferred income tax liabilities	86.7	19.0	67.7
Other liabilities	82.4	0.4	82.0
Net assets acquired	$825.9	$12.0	$813.9
Goodwill	230.4	(12.0)	242.4
Total consideration	$1,056.3	$—	$1,056.3

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

Property, plant and equipment is comprised of land, buildings and leasehold improvements, machinery and equipment, furniture and fixtures, computer equipment and construction in progress. The fair value was primarily determined using a reproduction/replacement cost approach which measures the value of an asset by estimating the cost to acquire or construct comparable assets adjusted for age and condition of the asset.

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

The deferred tax effects resulting from the Merger include the federal, state and foreign tax consequences associated with temporary differences between the fair values of the assets acquired, liabilities assumed and the respective tax basis.

During the three and nine months ended September 30, 2023, the Company did not recognize any direct and indirect merger-related costs. During the three and nine months ended September 30, 2022, the Company recognized direct and indirect merger-related costs of $32.7 million and $46.3 million, respectively, predominantly related to legal and other professional fees. Direct and indirect merger-related costs were expensed as incurred and are primarily included in the General expense line item in the Consolidated Statements of Income (Loss).

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

The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the Merger occurred as of January 1, 2021 (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022
Net sales	$561.1	$1,713.6
Net income	15.8	(0.9)

Note 5. Net Loss Per Share

The Company uses the two-class method to calculate Net loss per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates loss per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted net loss per common share is computed based on Net loss divided by the weighted average number of common and potential common shares outstanding. Potential common shares during the respective periods are those related to dilutive stock-based compensation, including long-term stock-based incentive compensation and directors’ accumulated deferred stock compensation, which may be received by the directors in the form of stock or cash. A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (basic and diluted):
Net loss	$(455.0)	$(22.5)	$(467.2)	$(9.1)
Less: Dividends to participating securities	(0.5)	(0.2)	(0.7)	(0.7)
Net loss attributable to Common Stockholders	$(455.5)	$(22.7)	$(467.9)	$(9.8)

Denominator:
Average number of common shares outstanding	54,659.1	52,593.9	54,600.1	38,415.9
Effect of dilutive stock-based compensation(1)	—	—	—	—
Average number of common and potential common shares outstanding	54,659.1	52,593.9	54,600.1	38,415.9
(1) Diluted loss per share excludes the weighted average potential common shares for the three and nine months ended September 30, 2023 and 2022 as their inclusion would be anti-dilutive.

Note 6. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three and nine months ended September 30, 2023.

The following table summarizes inventories by major class (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$145.9	$162.1
Work in process	57.1	57.9
Finished goods	152.7	180.0
Supplies and other	8.9	14.6
Total inventories	$364.6	$414.6

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	ATM	FBS	Total
Balance at December 31, 2022	$842.6	$1.6	$844.2
Goodwill acquired during the period(1)	16.0	—	16.0
Goodwill impairment	(401.0)	—	(401.0)
Foreign currency translation	8.8	—	8.8
Balance at September 30, 2023	$466.4	$1.6	$468.0
(1) Related to the measurement period adjustments for the Merger.

Accumulated impairment loss for the FBS segment was $2.7 million as of September 30, 2023 and December 31, 2022. Accumulated impairment loss for the ATM segment was $401.0 million as of September 30, 2023 and no accumulated impairment loss was recognized as of December 31, 2022.

Goodwill is not subject to amortization and is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The first step in a goodwill impairment assessment is to evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Otherwise, we proceed to the goodwill impairment test, where the fair value of the reporting unit is compared to its carrying value. The difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill.

Effective July 1, 2023, and as a result of our ongoing integration efforts, we identified a change in our operating segments. While the ATM reportable segment remains as an aggregation of the Company’s highly engineered polymer, resin and fiber-based substrates, nets, films, adhesive tapes, and other non-woven products, the segment was disaggregated into five reporting units due to changes in internal reporting of operating results and related segment level management. See Note 15. Segment Information for additional information on our segments.

Further, during 2023, the sustained impact of macro-economic conditions, an increasingly global competitive environment, moderation in certain projected volume expectations, and a sustained decrease in our share price contributed to the decline in reporting unit fair value. Additionally, management completed a long term financial model, aligning with the new reporting unit structure during the third quarter. That model’s forecast reflects the higher relative allocation of corporate overhead costs to continuing operations as a result of the proposed sale of our EP business.

As a result, we performed an interim quantitative goodwill impairment test, which resulted in a non-cash impairment charge of $401.0 million.

The fair value of a reporting unit is based on an income approach, utilizing estimated future cash flows discounted at a rate commensurate with the risk involved and considers significant assumptions including projections of future performance, specifically our ability to sustain and grow market share at forecasted margins and significant assumptions around the rate a market participant would use to discount those cash flows. Changes in these assumptions can have a significant impact on the assessment of fair value. While the fair value of each reporting unit was ultimately estimated using the income approach, management also evaluated fair value under the market approach to evaluate the reasonableness of the estimated fair values.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Intangible Assets

At September 30, 2023 and December 31, 2022, the Company had $598.1 million and $652.5 million of intangible assets in its ATM segment and $38.5 million and $57.8 million in its FBS segment, respectively. The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$732.6	$194.5	$538.1
Developed technology	71.1	32.0	39.1
Trade names	32.7	6.6	26.1
Acquired technology	20.3	3.6	16.7
Non-compete agreements	2.9	2.8	0.1
Patents	1.9	0.9	1.0
Total(1)(2)	$861.5	$240.4	$621.1

Unamortized Intangible Assets
Trade names	$15.5	$—	$15.5
(1) Includes a decrease of $26.0 million related to measurement period adjustments for the Merger recognized during the nine months ended September 30, 2023.
(2) Includes $0.7 million intangible asset impairment for the three and nine months ended September 30, 2023.

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

Amortization expense of intangible assets was $15.5 million and $14.8 million for the three months ended September 30, 2023 and 2022, respectively, and $45.5 million and $37.0 million for the nine months ended September 30, 2023 and 2022, respectively. Finite-lived intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Restructuring and Other Impairment Activities

The Company incurred restructuring and other impairment expense of $16.3 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $17.6 million and $17.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Restructuring and other impairment expenses in the ATM segment were $6.8 million for the three months ended September 30, 2023. During the third quarter of 2023, we announced plans to close two facilities as a result of decisions to exit certain end markets amid ongoing manufacturing optimization efforts. The facilities are expected to close in 2024 and 2025. As a result of these planned closures, $5.5 million of fixed asset and certain other asset impairment was recognized.

In addition, the ATM segment recognized $0.5 million of restructuring expense for the three months ended September 30, 2023 related to facilities closed in prior years.

Restructuring and other impairment expenses in the ATM segment for the three months ended September 30, 2022 were $0.9 million, which included $0.7 million related to facilities closed in prior years.

In the ATM segment, restructuring and other impairment expenses for the nine months ended September 30, 2023 were $8.0 million primarily comprised of fixed asset and certain other asset impairment for our planned facility closures and $1.5 million related to facilities closed in prior years. Restructuring and other impairment expenses for the nine months ended September 30, 2022 were $14.9 million, primarily related to the impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment. These assets were sold during the third quarter of 2022 for net proceeds of $4.6 million and a loss of $0.4 million.

Through September 30, 2023 the Company has recognized accumulated restructuring charges of $5.5 million related to the announced facility closures and $2.7 million related to facilities closed in prior years in the ATM segment. During the remainder of 2023, the Company expects to record additional restructuring related costs in the ATM segment of approximately $3.1 million related to the closing of these facilities.

In the FBS segment, restructuring and other impairment expenses for the nine months ended September 30, 2023 and 2022 were $9.6 million and $1.6 million, respectively. During the third quarter of 2023 the Company recognized impairment charges of $9.5 million related to long-lived assets at our Eerbeek, Netherlands facility. An impairment assessment was performed after significant changes in market conditions, including the entrance of new competitors and products caused management to revise our long-term view on pricing and volume recovery. The impairment reduced the carrying value of the assets to fair value, which was determined using management estimates for future cash flows. Restructuring and other impairment expenses for the nine months ended September 30, 2022 were $1.6 million related to closed facilities.

Other restructuring related inventory adjustments and acceleration of depreciation due to changes in the estimated lives of certain assets resulting from planned facility closures are included in Cost of products sold. We recorded $2.8 million and $3.1 million for the three and nine months ended September 30, 2023 primarily to write down inventory to estimated net realizable value. There were no other restructuring related inventory adjustments for the three and nine months ended September 30, 2022.

Other restructuring related charges are included in corporate General expense as other unallocated items as these costs are not included in management's evaluation of the segments' performance. There were no unallocated expenses included in corporate General expense in the three months ended September 30, 2023 and $1.1 million in the nine months ended September 30, 2023 related to the relocation of the corporate headquarters. Unallocated restructuring and other impairment expense for the three and nine months ended September 30, 2022 included $0.8 million related to the modification of leases resulting from the Merger.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes total restructuring, restructuring related, and other impairment expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring and other impairment expense:
Severance	$—	$0.3	$0.1	$1.5
Asset impairment	15.0	0.8	15.0	13.7
Other	1.3	0.7	2.5	2.1
Total restructuring and other impairment expense	$16.3	$1.8	$17.6	$17.3
Other restructuring related charges - Cost of products sold
Accelerated depreciation and amortization	$—	$—	$0.3	$—
Inventory write-downs to estimated net realizable value	$2.8	$—	$2.8	—
Total other restructuring related charges - Cost of products sold	2.8	—	3.1	—
Other restructuring related charges - General expense
Accelerated depreciation and amortization	—	—	1.1	—
Total restructuring, restructuring related and other impairment expense	$19.1	$1.8	$21.8	$17.3

The following table summarizes changes in restructuring liabilities (in millions):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$4.0	$3.8
Accruals for announced programs	(0.2)	0.3
Accruals assumed from Merger(1)	—	2.3
Cash payments	(0.5)	(1.5)
Foreign exchange impact	—	(0.1)
Balance at end of period	$3.3	$4.8
(1) Accrued liabilities primarily for severance related to an optimization program at facilities acquired through the Merger.

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	September 30, 2023	December 31, 2022
Revolving facility - U.S. dollar borrowings	$266.0	$191.0
Term loan A facility	190.5	192.0
Term loan B facility	342.1	344.8
Delayed draw term loan	617.5	641.9
6.875% Senior unsecured notes due October 1, 2026, net of discount of $3.5 million and $4.3 million at September 30, 2023 and December 31, 2022, respectively(1)	338.5	339.0
German loan agreement	9.9	10.7
Debt issuance costs	(26.0)	(29.4)
Total debt	1,738.5	1,690.0
Less: Current debt	(34.5)	(33.6)
Total long-term debt	$1,704.0	$1,656.4
(1) Amount includes a $8.0 million and $6.7 million decrease in fair value as of September 30, 2023 and December 31, 2022, respectively, due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 11. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

On September 29, 2023, the Company further amended its Credit Agreement to permit the consummation of the sale of the Company's Engineered Papers business to the buyer. Under the terms of the Amended Credit Agreement, Mativ will continue to be required to maintain certain financial ratios and comply with certain financial covenants consistent with the Prior Agreement, including a requirement to maintain a maximum net debt to EBITDA ratio of

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(a) 4.75 to 1.00 for the consecutive trailing four fiscal quarter period ended September 30, 2023, (b) (i) solely if the Transaction has not been consummated on or before December 31, 2023, 4.75 to 1.00, or (ii) otherwise, 4.50 to 1.00, for such period ended December 31, 2023, and (c) 4.50 to 1.00 for such period ended March 31, 2024 and thereafter.

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

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.75x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio will decrease returning to 4.50x no later than March 31, 2024, as defined in the amendment entered on September 29, 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at September 30, 2023.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2023.

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

As of September 30, 2023, the average interest rate was 8.25% on outstanding Revolving Facility borrowings, 8.17% on outstanding Term Loan A Credit Facility borrowings, 9.18% on outstanding Term Loan B Facility borrowings, and 7.92% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 5.97% and 4.90% for the nine months ended September 30, 2023 and 2022, respectively.

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of September 30, 2023 (in millions):

2023	$10.8
2024	40.6
2025	40.6
2026	379.2
2027	966.0
Thereafter	327.3
Total	$1,764.5

Fair Value of Debt

At September 30, 2023 and December 31, 2022, the fair market value of the Company's 6.875% senior unsecured notes was $319.4 million and $308.4 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2023 and December 31, 2022 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2023 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$2.9	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	3.6	Other liabilities	2.8
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.4	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	48.8	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	—	Other liabilities	8.0
Total derivatives designated as hedges		$55.7		$11.0

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	1.2	Accrued expenses and other current liabilities	1.0
Total derivatives not designated as hedges		$1.2		$1.0
Total derivatives		$56.9		$12.0

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
The following table presents the fair value of fixed-to-floating interest rate swaps designated as a fair value hedge of our Notes and the respective balance sheet location at September 30, 2023 (in millions):

	Balance Sheet Location	Carrying Amount of Hedged Item	Cumulative Amount of Adjustment Included in Carrying Amount
Interest rate contracts - fair value hedge	Long-term debt	$338.5	$(8.0)
Refer to Note 10. Debt for further information on the Notes.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive loss, net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCL on Derivatives, Net of Tax				Location of Gain (Loss) Reclassified from AOCL	Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022		2023	2022	2023	2022
Derivatives designated as cash flow hedge
Foreign exchange contracts	$—	$0.1	$0.2	$0.3	Other income,(expense) net	$—	$—	$0.1	$(0.1)
Interest rate contracts	(2.8)	19.7	(15.5)	47.8	Interest expense	(6.9)	(3.0)	(19.5)	(4.5)
Derivatives designated as net investment hedge
Foreign exchange contracts	11.2	0.1	2.9	43.7
Total gain (loss)	$8.4	$19.9	$(12.4)	$91.8		$(6.9)	$(3.0)	$(19.4)	$(4.6)
The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and nine months ended September 30, 2023 and 2022, other than those related to the cross-currency swaps, noted below.

The Company’s net investment hedges were designated with terms based on the spot rate of the EUR. Future changes in the components related to the spot change on the notional will be recorded as a component of Accumulated other comprehensive loss, net of tax until the hedged subsidiaries are substantially liquidated. All coupon payments are recorded in earnings and the initial value of excluded components currently recorded in Accumulated other comprehensive loss, net of tax as an unrealized translation adjustment are amortized to Interest expense over the remaining term of the swap. For the three months ended September 30, 2023 and 2022, the Company recognized as income $3.4 million and $2.1 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing. For the nine months ended September 30, 2023 and 2022, the Company recognized as income $8.0 million and $6.9 million, respectively, in Interest expense as derivative amounts excluded from effectiveness testing.

The following table provides the effect the derivative instruments not designated as cash flow hedging instruments had on Net income (loss) (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign exchange contracts	Other income (expense), net	$(5.1)	$0.3	$(6.2)	$(0.2)

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

SWM-B challenged all Electricity Assessments in administrative proceedings before the State tax council (in the Junta de Revisão Fiscal “first-level administrative court” and the Conselho de Contribuintes “administrative appellate court”) based on Resolution 1.610/89, which defers these taxes on electricity purchased by an "electricity-intensive consumer." In 2014, a majority of the administrative appellate court sitting en banc ruled against SWM-B in each of the first and second Electricity Assessments ($11.9 million based on the foreign currency exchange rate at September 30, 2023), and SWM-B is now pursuing challenges to these assessments in the State judicial system where SWM-B obtained preliminary injunctions against enforcement of both assessments. In March 2020, the first-level judicial court ruled in favor of SWM-B in the second Electricity Assessment, a decision that is now on appeal. The third Electricity Assessment was dismissed on technical grounds in 2018. In August 2018, the State filed revised fourth Electricity Assessments for a combined amount of $9.9 million. SWM-B filed challenges to these 2018 assessments in the first-level administrative court on the same grounds as the older cases, receiving unfavorable rulings from the courts in 2019. Both 2019 decisions are being appealed. The State issued a new regulation effective January 1, 2018 that only specific industries are “electricity-intensive consumers,” a list that excludes paper manufacturers. SWM-B contends this regulation shows that paper manufacturers were electricity-intensive consumers eligible to defer ICMS before 2018. As SWM-B cannot determine the outcome of the Electricity Assessments matters, no loss has been accrued in our unaudited condensed consolidated financial statements.

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple low ignition propensity ("LIP") related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company was settled in June 2023. The Company recognized a $4.9 million loss during the three months ended June 30, 2023, which was included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss). The settlement was paid in the three months ended September 30, 2023.

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

Employees and Labor Relations

As of September 30, 2023, approximately 24% of the Company's U.S. workforce and 28% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 0% of all U.S. employees and 9% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and Other Benefits

The components of net pension cost (benefit) were as follows (in millions):

	Pension Benefits				Other Post-employment Plans(1)
	U.S.		Non-U.S.		U.S.	Non-U.S.
	Three Months Ended September 30,
	2023	2022	2023	2022	2023
Service cost	$0.4	$0.5	$0.3	$0.2	$—	$0.3
Interest cost	4.4	4.1	2.1	1.4	0.3	—
Expected return on plan assets	(5.5)	(5.0)	(1.1)	(1.2)	—	—
Amortizations and other	—	0.5	0.1	—	—	—
Net pension cost (benefit)	$(0.7)	$0.1	$1.4	$0.4	$0.3	$0.3

	Pension Benefits				Other Post-employment Plans(1)
	U.S.		Non-U.S.		U.S.	Non-U.S.
	Nine Months Ended September 30,
	2023	2022	2023	2022	2023
Service cost	$1.2	$0.5	$0.8	$0.4	$0.1	$0.9
Interest cost	13.3	5.7	6.3	3.0	0.9	0.1
Expected return on plan assets	(16.6)	(7.0)	(3.3)	(3.1)	—	—
Amortizations and other	—	1.3	0.4	—	—	—
Net pension cost (benefit)	$(2.1)	$0.5	$4.2	$0.3	$1.0	$1.0

(1) As of September 30, 2022, the Company's U.S. and Non-U.S. OPEB liabilities were immaterial and therefore not included in these disclosures.

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Loss.

The Company's cost under the qualified defined contribution retirement plans was $3.2 million and $3.6 million, respectively, for the three months ended September 30, 2023 and 2022 and $10.9 million and $8.3 million, respectively, for the nine months ended September 30, 2023 and 2022.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and nine months ended September 30, 2023. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Loss. There were no material income tax penalties or interest accrued during the three and nine months ended September 30, 2023 or 2022.

The Company's effective tax rate from continuing operations was (6.2)% and 24.6% for the three months ended September 30, 2023 and 2022, respectively. The net change was primarily due to a $32.0 million valuation allowance expense in the current period. The Company's effective tax rate from continuing operations was (6.5)% and 17.8% for the nine months ended September 30, 2023 and 2022, respectively. The net change was primarily due to a $40.0 million valuation allowance expense in the current period.

Note 15. Segment Information

Prior to the completion of the Merger, we operated in two reportable segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the Company reassessed its reportable segments. Management concluded that it had two operating product line segments that are also the reportable segments for financial reporting purposes: Advanced Technical Materials and Fiber-Based Solutions. ATM was comprised of the legacy SWM Advanced Materials & Structures segment and certain legacy Neenah segments allocated to ATM based on performance, market focus, technologies, and reporting structure. FBS was comprised of the legacy Neenah Fine Paper and Packaging segment and the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged Neenah segments were allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure. Effective July 1, 2023, and as a result of our ongoing integration efforts, we identified a change in our operating segments to align with our end markets due to changes in segment level management and the related internal review of operating results.

The ATM reportable segment remains an aggregation of the Company's Industrials, Protective Solutions, Filtration, Healthcare, and Release Liners operating segments. ATM's end markets provide solutions that filter and purify air and liquids, supports adhesive and protective applications, advances healing and wellness, and solves some of material science’s most demanding performance needs across a number of categories. The FBS reportable segment leverages the company’s extensive natural fiber capabilities to provide specialty solutions for various end-uses, including sustainable packaging, imaging and communications, home and office, consumer goods, and other applications. As a result of the Engineered Papers Transaction, the EP business is presented as a discontinued operation and no longer reported in the FBS reportable segment. The FBS segment is now comprised of Packaging and specialty papers end markets and prior year results have been recasted to reflect such adjustments.

The accounting policies of the reportable segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Net sales and operating profit by segments were (in millions):

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ATM	$393.8	$426.1	$1,248.0	$987.1
FBS	104.4	125.4	325.7	125.4
Total Consolidated	$498.2	$551.5	$1,573.7	$1,112.5

	Operating Profit (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ATM	$(378.8)	$31.5	$(306.1)	$71.2
FBS	(4.4)	10.3	(1.1)	9.1
Unallocated	(36.7)	(73.4)	(104.5)	(122.6)
Total Consolidated	$(419.9)	$(31.6)	$(411.7)	$(42.3)

Note 16.     Discontinued Operations

Upon entering into the Engineered Papers Offer agreement, the Engineered Papers business met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company’s consolidated financial statements for all periods presented reflect the Engineered Papers business as a discontinued operation. The divested business was historically reported in the FBS reportable segment.

The Engineered Papers business was tested for recoverability as of each balance sheet date since meeting the discontinued operations criteria and the Company concluded that there is no impairment expense to be recognized.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included within the unaudited condensed consolidated balance sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations (in millions):

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$19.0	$23.3
Accounts receivable, net	95.3	88.6
Inventories, net	118.6	120.2
Income taxes receivable	2.8	0.4
Other current assets	2.6	1.3
Total current assets	238.3	233.8
Property, plant and equipment, net	177.5	183.5
Finance lease right-of-use assets	0.2	—
Operating lease right-of-use assets	4.6	5.2
Investment in equity affiliates	55.8	59.1
Goodwill	3.0	3.0
Other assets	5.5	5.3
Total assets of discontinued operations	$484.9	$489.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$0.1	$1.1
Finance lease liabilities	0.1	—
Operating lease liabilities	0.7	0.8
Accounts payable	43.0	45.1
Income taxes payable	1.4	1.2
Accrued expenses and other current liabilities	44.4	55.2
Total current liabilities	89.7	103.4
Long-term debt	3.2	2.9
Finance lease liabilities, noncurrent	0.1	—
Operating lease liabilities, noncurrent	4.2	4.6
Long-term income tax payable	0.6	0.6
Pension and other postretirement benefits	20.8	21.3
Deferred income tax liabilities	16.0	20.1
Other liabilities	18.1	17.4
Total liabilities of discontinued operations	152.7	170.3

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial results of discontinued operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$127.2	$122.6	$399.1	$394.8
Cost of products sold	92.3	95.7	309.9	298.1
Gross profit	34.9	26.9	89.2	96.7

Selling expense	3.7	3.3	11.0	10.5
Research and development expense	2.2	1.8	7.1	5.6
General expense	3.7	4.3	10.9	13.6
Total nonmanufacturing expenses	9.6	9.4	29.0	29.7

Restructuring and other impairment expense	0.5	—	0.6	0.2
Operating income	24.8	17.5	59.6	66.8
Interest expense(1)	(12.3)	(8.9)	(35.1)	(15.0)
Other income, net	1.4	1.3	8.3	10.0
Income from discontinued operations before income taxes	13.9	9.9	32.8	61.8
Income tax expense	4.8	(0.4)	6.3	9.6
Income (loss) from equity affiliates, net of income taxes	0.2	1.2	0.4	5.1
Net income from discontinued operations	9.3	11.5	26.9	57.3
(1) Upon the close of the transaction, the Company plans to use a portion of the net proceeds to repay a portion of its outstanding debt amounting to approximately $575 million. This debt repayment is based on the triggering of a financial covenant in the loan agreement and interest expense has been allocated to discontinued operations on a pro-rata basis within the Condensed Consolidated Statement of Income (Loss) and the Condensed Consolidated Statement of Cash Flows based on the outstanding loan balances.

Note 17.     Subsequent Events

On October 4, 2023, pursuant to the terms of the Offer Letter and following the conclusion of the French Consultation Process, the Company accepted Evergreen Hill Enterprise’s Offer and countersigned the Purchase Agreement, with respect to the Engineered Papers Transaction.

On October 20, 2023, the Company and the purchasers under the Company’s accounts receivable securitization facility entered into an amendment to the Company’s accounts receivable securitization facility (the “Amended A/R Facility”) to, among other things, facilitate the Engineered Papers Transaction. The documentation for the Amended A/R Facility included (i) Amendment No. 1 to the Receivables Purchase Agreement by and among the Company and the SPE (“Seller”), the persons from time to time party thereto as purchasers (the “Purchasers”), PNC Bank, National Association, as administrative agent (“PNC” or “Administrative Agent”), and PNC Capital Markets LLC, as structuring agent (the “Receivables Purchase Agreement Amendment”) and (ii) Amendment No. 1 to Sale and Contribution Agreement (the “Sale and Contribution Agreement Amendment”), by and among the Company, the originators party thereto, and the Seller.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Receivables Purchase Agreement Amendment amends the original Receivables Purchase Agreement, dated as of December 23, 2022 (as amended, the “Amended Receivables Purchase Agreement”) and the Sale and Contribution Agreement Amendment amends the original Sale and Contribution Agreement, dated as of December 23, 2022 (as amended, the “Amended Sale and Contribution Agreement”), in each case by, among other things, (i) reflecting the repurchase by the Company from Seller of all of its accounts receivable and certain related assets previously sold by Company to Seller (collectively, “Receivables”), (ii) reflecting that the Company is no longer an originator of Receivables under the Amended A/R Facility, but remains the servicer and performance guarantor, (iii) reflecting the Company’s assignment of 100% of the ownership interests in Seller to Neenah, Inc., a wholly-owned subsidiary of the Company (“Neenah”), such that Neenah will now be able to contribute Receivables to Seller on a go-forward basis pursuant to the terms of the Sale and Contribution Agreement, as so amended, and (iv) updating the maximum Net Debt to EBITDA Ratio to match the level set forth in the Company’s First Lien Credit Agreement as in effect on the date of such amendments.

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

As discussed in Note 16. Discontinued Operations to the unaudited condensed consolidated financial statements, the results from continuing operations exclude the results of our EP Business for all periods presented. All information presented within this MD&A is on a continuing operations basis.

Merger
On July 6, 2022, the Company completed its previously announced merger with Neenah, Inc. ("Neenah") under the terms of an Agreement and Plan of Merger, pursuant to which a wholly-owned subsidiary merged with and into Neenah (the "Merger"), with Neenah surviving as a direct and wholly-owned subsidiary of the Company. Refer to Note 4. Business Acquisitions in the notes to the unaudited condensed consolidated financial statements for further information related to the Merger. Refer to Note 15. Segment Information in the notes to the unaudited condensed consolidated financial statements for information on our segments after the Merger.

This MD&A discusses the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2023, which includes Neenah.

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

Liquidity & Debt Overview

As of September 30, 2023, the Company had $1,738.5 million of total debt, $84.7 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $329.1 million. Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.2x at the end of the third quarter, versus a current maximum covenant ratio of 4.75x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended				Nine Months Ended
	September 30,		Percent of Net Sales		September 30,		Percent of Net Sales
(in millions, except per share amounts)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$498.2	$551.5	100.0%	100.0%	$1,573.7	$1,112.5	100.0%	100.0%
Gross profit	86.7	96.1	17.4%	17.4%	269.9	218.6	17.2%	19.6%
Restructuring & impairment expense	16.3	1.8	3.3%	0.3%	17.6	17.3	1.1%	1.6%
Operating loss	(419.9)	(31.6)	(84.3)%	(5.7)%	(411.7)	(42.3)	(26.2)%	(3.8)%
Interest expense	16.8	14.9	3.4%	2.7%	48.8	43.7	3.1%	3.9%
Net loss from continuing operations	$(464.3)	$(34.0)	(93.2)%	(6.2)%	$(494.1)	$(66.4)	(31.4)%	(6.0)%

Diluted loss per share from continuing operations	$(8.50)	$(0.65)			$(9.06)	$(1.74)
Cash provided by operations	$32.3	$(19.0)			$37.8	$(44.6)
Capital spending	$7.4	$9.3			$49.4	$27.1

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023 and 2022

Net Sales

The following table presents net sales by segment for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	Percent Change
Advanced Technical Materials	$393.8	$426.1	$(32.3)	(7.6)%
Fiber-Based Solutions	104.4	125.4	(21.0)	(16.7)%
Total	$498.2	$551.5	$(53.3)	(9.7)%

Consolidated net sales of $498.2 million during the three months ended September 30, 2023 decreased $53.3 million or 9.7%, compared to the prior-year quarter.

ATM segment net sales of $393.8 million during the three months ended September 30, 2023 decreased $32.3 million, or 7.6%, compared to the prior-year quarter. ATM sales decline reflected lower volume partly offset by higher selling price and favorable currency translation. Lower volumes across the segment reflect increased customer caution in the current uncertain economic environment, as well as impacts from seasonal slowing, particularly in Europe. Healthcare was a top performer, with double-digit growth for the quarter.

FBS segment net sales of $104.4 million during the three months ended September 30, 2023 decreased $21.0 million, or 16.7%, compared to the prior-year quarter, and are now comprised solely of Packaging and Specialty Papers. The FBS sales decline reflected lower volume compared to prior year when significant industry-wide customer inventory builds occurred. Lower demand for premium business papers and packaging, along with continued customer destocking, offset benefits from increased sales of consumer papers and higher selling prices.

Gross Profit

The following table presents gross profit for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2023	September 30, 2022	Change		2023	2022
Net sales	$498.2	$551.5	$(53.3)	(9.7)%	100.0%	100.0%
Cost of products sold	411.5	455.4	(43.9)	(9.6)%	82.6%	82.6%
Gross profit	$86.7	$96.1	$(9.4)	(9.8)%	17.4%	17.4%

Gross profit of $86.7 million during the three months ended September 30, 2023 decreased $9.4 million, or 9.8%, compared to the prior-year quarter. The decrease in gross profit reflected lower volume impacts, and associated manufacturing inefficiencies and fixed cost absorption, partly offset by benefits of selling prices net of input costs and favorable currency translation. The Company monitors and continues to adjust staffing levels of manufacturing labor relative to volumes.

Non-manufacturing Expenses

The following table presents non-manufacturing expenses for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2023	September 30, 2022	Change		2023	2022
Selling expense	$20.5	$19.1	$1.4	7.3%	4.1%	3.5%
Research expense	5.4	5.9	(0.5)	(8.5)%	1.1%	1.1%
General expense	63.4	100.9	(37.5)	(37.2)%	12.8%	18.3%
Non-manufacturing expenses	$89.3	$125.9	$(36.6)	(29.1)%	17.9%	22.8%

Non-manufacturing expenses of $89.3 million during the three months ended September 30, 2023 decreased $36.6 million, or 29.1%, compared to the prior-year quarter. The decrease is primarily due to higher costs in 2022 including direct and indirect merger acquisition and integration costs of $46.7 million, and $5.7 million to resolve the cybersecurity incident in the prior year quarter, partially offset by $17.3 million of costs related to the merger, planned divestiture of the EP business and financing fees in the current quarter.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent of Net Sales
	September 30, 2023	September 30, 2022	Change	2023	2022
Advanced Technical Materials	$6.8	$0.9	$5.9	0.5%	0.2%
Fiber-Based Solutions	9.5	0.1	9.4	2.9%	0.1%
Unallocated expenses	—	0.8	(0.8)
Total	$16.3	$1.8	$14.5	1.0%	0.3%

The Company incurred total restructuring and other impairment expense of $16.3 million and $1.8 million in the three months ended September 30, 2023 and 2022, respectively. In the current year period, restructuring and other impairment expense in the ATM segment was driven by plans to close two facilities as a result of decisions to exit certain end markets, ongoing manufacturing optimization efforts and facilities closed in prior years. In the FBS segment, restructuring and impairment expense in the current year period was driven by impairment of long-lived assets, predominantly equipment at our Eerbeek, Netherlands facility.

In the prior year period, restructuring and impairment expense in the ATM segment was related to facilities closed in prior years.

Restructuring and impairment costs related to the Merger are included in corporate expenses as other unallocated items as these costs are not included in management's evaluation of the segments' performance. Unallocated restructuring expenses for the three months ended September 30, 2022 included $0.8 million related to the modification of leases resulting from the Merger.

Operating Loss

The following table presents operating profit/(loss) by segment for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2023	September 30, 2022	Change		2023	2022
Advanced Technical Materials	$(378.8)	$31.5	$(410.3)	(1,302.5)%	(96.2)%	7.4%
Fiber-Based Solutions	(4.4)	10.3	(14.7)	(142.7)%	(4.2)%	8.2%
Unallocated expenses	(36.7)	(73.4)	36.7	(50.0)%
Total	$(419.9)	$(31.6)	$(388.3)	1,228.8%	(84.3)%	(5.7)%

Operating loss of $419.9 million during the three months ended September 30, 2023, increased $388.3 million, or 1,228.8%, compared to the prior year period. Both periods included unusual costs as previously described and related to an impairment charge in 2023 and the merger in 2022.

In the ATM segment, operating loss was $378.8 million during the three months ended September 30, 2023 reflecting a $410.3 million, or 1,302.5% change, compared to the prior year period primarily due to the goodwill impairment recorded of $401.0 million. For more information on the goodwill impairment, see Note 7. Goodwill. In the FBS segment, operating loss of $4.4 million during the three months ended September 30, 2023 decreased $14.7 million, or 142.7%, compared to the prior year period. In both segments, operating profit reflects lower volumes offsetting favorable impacts of net selling price/input cost increases. Unallocated expenses of $36.7 million during the three months ended September 30, 2023 decreased $36.7 million, or 50.0%, compared to the prior year period primarily due to the merger and integration related costs incurred in the prior year period.

Interest Expense

Interest expense of $16.8 million during the three months ended September 30, 2023 increased $1.9 million, or 12.8%, compared to the prior year period. Interest expense increased primarily due to higher average interest rates.

Other Income (Expense), Net

Other income (expense), net was $(0.3) million during the three months ended September 30, 2023, compared to the prior year period income of $1.4 million. The net change was primarily driven by losses on foreign exchange contracts.

Income Taxes

A $27.3 million income tax expense in the three months ended September 30, 2023 resulted in an effective tax rate of (6.2)% compared with 24.6% in the prior year period. The net change was primarily due to a $32.0 million valuation allowance expense in the current period.

Net Loss and Net Loss per Share

Net loss during the three months ended September 30, 2023 was $464.3 million, or $8.50 per diluted share, compared with net loss of $34.0 million, or $0.65 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net Sales

The following table presents net sales by segment (in millions):

	Nine Months Ended September 30,
	2023	2022	Change	Percent Change
Advanced Technical Materials	$1,248.0	$987.1	$260.9	26.4%
Fiber-Based Solutions	325.7	125.4	200.3	159.7%
Total	$1,573.7	$1,112.5	$461.2	41.5%

Consolidated net sales of $1,573.7 million during the nine months ended September 30, 2023 increased $461.2 million, or 41.5%, compared to the prior year period.

ATM segment net sales of $1,248.0 million during the nine months ended September 30, 2023 increased $260.9 million, or 26.4%, compared to the prior year period. ATM sales growth was due to the addition of the Neenah operations. Price increases across the product lines, in response to higher input costs were offset by volume declines. The decreased volume was caused by customer de-stocking trends and an uncertain macro environment.

FBS segment net sales of $325.7 million during the nine months ended September 30, 2023 increased $200.3 million, or 159.7%, compared to the prior year period. FBS sales growth was due to the addition of the Neenah operations. Consistent with trends in ATM, price increases across the FBS product lines in response to higher input costs were offset by volume declines which were mostly driven by customer de-stocking in packaging and specialty paper.

Gross Profit

The following table presents gross profit (in millions):

	Nine Months Ended September 30,			Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Net sales	$1,573.7	$1,112.5	$461.2	41.5%	100.0%	100.0%
Cost of products sold	1,303.8	893.9	409.9	45.9%	82.8%	80.4%
Gross profit	$269.9	$218.6	$51.3	23.5%	17.2%	19.6%

Gross profit of $269.9 million during the nine months ended September 30, 2023 increased $51.3 million, or 23.5%, compared to the prior year period. The increase in gross profit reflected the addition of the Neenah operations. While price increases more than offset higher input costs across both segments, lower volume impacts, along with manufacturing inefficiencies negatively impacted results. The Company addressed production performance across several facilities, primarily in FBS, which have been impacted by high manufacturing labor turnover and resulted in less efficient operations. Profitability in both segments was also impacted by staffing levels of manufacturing labor relative to volumes, and the Company has adjusted staffing levels to be in line with demand requirements.

Non-manufacturing Expenses

The following table presents non-manufacturing expenses (in millions):

	Nine Months Ended September 30,			Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Selling expense	$60.6	$41.1	$19.5	47.4%	3.9%	3.7%
Research and development expense	16.6	12.7	3.9	30.7%	1.1%	1.1%
General expense	185.8	189.8	(4.0)	(2.1)%	11.8%	17.1%
Non-manufacturing expenses	$263.0	$243.6	$19.4	8.0%	16.8%	21.9%

Non-manufacturing expenses of $263.0 million during the nine months ended September 30, 2023 increased by $19.4 million, or 8.0%, compared to the prior year period. The increase is primarily due to the addition of Neenah's non-manufacturing expenses which includes an increase in amortization expenses related to Neenah's intangible assets, partially offset by lower integration related expenses in 2023.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Nine Months Ended September 30,			Percent of Net Sales
	2023	2022	Change	2023	2022
Advanced Technical Materials	$8.0	$14.9	$(6.9)	0.6%	1.5%
Fiber-Based Solutions	9.6	1.6	8.0	2.9%	1.3%
Unallocated expenses	—	0.8	(0.8)
Total	$17.6	$17.3	$0.3	1.1%	1.6%

The Company incurred total restructuring and other impairment expense of $17.6 million in the nine months ended September 30, 2023 compared with $17.3 million in the prior year period. In the current year period, restructuring and other impairment expense in the ATM segment was primarily comprised of fixed asset and certain other asset impairment for our announced planned facility closures and facilities closed in prior years. Restructuring and other impairment expense in the FBS segment was primarily driven by impairment of long-lived assets, predominantly equipment at our Eerbeek, Netherlands facility.

The Company incurred total restructuring and other impairment expense of $17.3 million in the nine months ended September 30, 2022. In the ATM segment, restructuring and impairment expense for the prior year period were primarily related to the impairment of certain assets in conjunction with the divestiture of a portion of the legacy SWM ATM segment serving the industrials end market. These assets were sold during the third quarter of 2022 for net proceeds of $4.6 million and a loss of $0.4 million. In the prior-year period restructuring and other impairment expense in the FBS segment included $1.5 million primarily related to closed facilities.

Operating Loss

The following table presents operating profit (loss) by segment (in millions):

	Nine Months Ended September 30,			Percent Change	Return on Net Sales
	2023	2022	Change		2023	2022
Advanced Technical Materials	$(306.1)	$71.2	$(377.3)	(529.9)%	(24.5)%	7.2%
Fiber-Based Solutions	(1.1)	9.1	(10.2)	(112.1)%	(0.3)%	7.3%
Unallocated expenses	(104.5)	(122.6)	(18.1)	(14.8)%
Total	$(411.7)	$(42.3)	$(369.4)	873.3%	(26.2)%	(3.8)%

Operating loss of $411.7 million during the nine months ended September 30, 2023 increased $369.4 million, or 873.3%, compared to the prior year period.

In the ATM segment, operating loss was $306.1 million during the nine months ended September 30, 2023 reflecting a $377.3 million, or 529.9% change, compared to the prior year period operating profit primarily attributed to a goodwill impairment recorded of $401.0 million. In the FBS segment, operating loss of $1.1 million during the nine months ended September 30, 2023 decreased $10.2 million, or 112.1%, compared to the prior year period. In both segments, operating profit reflects the addition of the Neenah operations and the benefit of price increases more than offsetting higher input costs, which were offset by declining volumes across most products. The decline in FBS operating profits was largely driven by manufacturing inefficiencies at several facilities, as well as intangible asset amortization expenses associated with the Merger, and $9.5 million of costs related to the impairment of long-lived assets, predominantly equipment at our Eerbeek, Netherlands facility. Unallocated expenses of $104.5 million during the nine months ended September 30, 2023 decreased $18.1 million, or 14.8% compared to the prior year period primarily due to the merger and integration related costs incurred in the prior year period, offset by the addition of Neenah's unallocated expenses and integration and divestiture related costs in the current period.

Interest Expense

Interest expense of $48.8 million during the nine months ended September 30, 2023 increased $5.1 million, or 11.7%, compared to the prior year period. Interest expense increased primarily due to incremental debt related to the Merger, the incremental expense of assuming Neenah's debt, and higher average interest rates.

Other Income (Expense), Net

Other income (expense), net of $3.6 million during the nine months ended September 30, 2023 decreased $8.8 million, or 169.2% compared to the prior year period. The net change was primarily driven by the gain on the sale of equipment at the Winkler facility in the prior period, partially offset by legal and tax settlement expenses in the current period.

Income Taxes

A $30.0 million income tax expense in the nine months ended September 30, 2023 resulted in an effective tax rate of (6.5)% compared with 17.8% in the prior year period. The net change was primarily due to a $40.0 million valuation allowance expense in the current period.

Net Income (Loss) and Net Income (Loss) per Share

Net loss during the nine months ended September 30, 2023 was $467.2 million, or $8.57 per diluted share, compared to net income of $9.1 million, or $0.25 per diluted share, during the prior year period.

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

Cash Requirements

As of September 30, 2023, $59.5 million of the Company's $84.7 million of cash and cash equivalents was held by foreign subsidiaries. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $37.8 million during the nine months ended September 30, 2023 compared to net cash used of $44.6 million during the prior year period. Compared to the prior year period, cash inflows from working capital increased by $65.9 million, due to a reduction in inventories in the current period.

Working Capital

As of September 30, 2023, the Company had net working capital of $546.3 million, including cash and cash equivalents of $84.7 million, compared to net working capital of $538.5 million, including cash and cash equivalents of $101.1 million as of December 31, 2022. During the nine months ended September 30, 2023, net changes in operating working capital resulted in a cash inflow of $13.4 million, an increase from $79.3 million of outflows during the prior year period largely due to decreases in receivables and inventory.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 was $49.4 million, compared to cash outflows of $453.4 million during the prior year period, which were mainly attributable to capital spending, and reflected the addition of the Neenah operations and repayment of Neenah's outstanding debt. Within investing cash flows, capital spending was $49.4 million compared to $27.1 million in the prior year period, reflecting the addition of Neenah operations and capacity expansion projects for filtration and release liner products. Investing cash flows in the prior year period also included $35.8 million inflow from cash received in the settlement of cross-currency swaps contracts.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities during the nine months ended September 30, 2023 was $13.2 million, compared to cash provided of $461.5 million during the prior year period. During the nine months ended September 30, 2023, financing activities primarily consisted of $180.0 million of borrowings under the revolving credit facility, $49.8 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $134.2 million.

During the prior year period, financing activities primarily consisted of $179.5 million of payments on our long-term debt, $720.4 million of proceeds from borrowings under the revolving credit facility, the proceeds of which were primarily used to repay Neenah's debt upon consummation of the Merger, $50.1 million in cash paid for dividends paid to the Company's stockholders, and $22.6 million of payments for debt issuance costs associated with the amendment of our Credit Agreement as discussed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividends and Share Repurchases

On November 8, 2023, we announced a cash dividend of $0.10 per share payable on December 15, 2023 to stockholders of record as of November 24, 2023. The covenants contained in our Indenture and amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 10. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

During the nine months ended September 30, 2023, the company repurchased $7.0 million of outstanding shares of which $4.4 million were repurchased as part of the share buyback program authorized by the Board of Directors in August 2023. The Company intends to repurchase shares periodically and opportunistically to offset dilution due to stock compensation. During the quarter ended September 30, 2022, the company repurchased $6.4 million of outstanding shares.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Proceeds from long-term debt	$180.0	$720.4
Payments on long-term debt	(134.2)	(179.5)
Net proceeds from borrowings	$45.8	$540.9

Net proceeds from borrowings were $45.8 million during the nine months ended September 30, 2023, compared to net repayments of $540.9 million during the prior year period.

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

Unused borrowing capacity under the amended Credit Agreement was $329.1 million as of September 30, 2023.

The Company was in compliance with all of its covenants under the Indenture and amended Credit Agreement at September 30, 2023. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the amended Credit Agreement.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at September 30, 2023 and December 31, 2022 were 72.1% and 58.9%, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies and estimates since December 31, 2022 other than the below item related to goodwill.

Effective July 1, 2023, and as a result of our ongoing integration efforts, we identified a change in our operating segments. While the ATM reportable segment remains as an aggregation of the Company’s highly engineered polymer, resin and fiber-based substrates, nets, films, adhesive tapes, and other nonwoven products, the segment was disaggregated into five reporting units due to changes in segment level management and the related internal reporting of operating results (refer to Note 15. Segment Information for additional information on our segments).

Further, during 2023, the sustained impact of macro-economic conditions, an increasingly global competitive environment, moderation in certain projected volume expectations, and a sustained decrease in our share price contributed to the decline in reporting unit fair value. Additionally, management completed a long term financial model, aligning with the new reporting unit structure during the third quarter. That plan’s forecast reflects the higher relative allocation of corporate overhead costs to continuing operations as a result of the proposed sale of our EP business.

The fair value of a reporting unit is based on an income approach, utilizing estimated future cash flows discounted at a rate commensurate with the risk involved and considers significant assumptions including projections of future performance, specifically our ability to sustain and grow market share at forecasted margins and significant assumptions around the rate a market participant would use to discount those cash flows. Changes in these assumptions can have a significant impact on the assessment of fair value. While the fair value of each reporting unit was ultimately estimated using the income approach, management also evaluated fair value under the market approach to evaluate the reasonableness of the estimated fair values.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
•Changes in the source and intensity of competition in our commercial end-markets: filtration, protective solutions, release liners, healthcare, and industrials for ATM, and packaging and specialty papers for FBS;
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
•Increased scrutiny from stakeholders related to environmental, social and governance ("ESG") matters, particularly our sales of combustible products business within the tobacco industry, as well as our ability to achieve our broader ESG goals and objectives;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2023 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2023 and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - March 31, 2023	54,435	$24.37	—	$—	$—
April 1 - June 30, 2023	64,344	20.37	—	—	—
July 1 - July 31, 2023	981	15.01	—	—	—
August 1 - August 31, 2023	71,124	16.86	71,124	1.2	28.8
September 1 - September 30, 2023	209,815	$15.49	209,815	$3.2	$25.6
Total Year-to-Date 2023	400,699	$17.72	280,939	$4.4	$25.6

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards and shares purchased as part of our repurchase program approved in July 2023 and announced on August 2, 2023.

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization for the share repurchases, the Company purchased 539, 386 shares for $8.0 million as of November 6, 2023.

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

On September 1, 2023, upon joining the Company, the Committee designated that Mark Johnson, Chief Legal Officer, General Counsel and Secretary, shall be eligible to participate in the STIP, effective as of January 1, 2023.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit
2.1
Offer Letter, dated August 1, 2023, by and between Mativ Holdings, Inc. and Evergreen Hill Enterprise Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023).

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 22, 2023).
10.1
Separation Waiver and Release Agreement, by and between Andrew Wamser and the Company, dated as of April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.2
Seventh Amendment, effective as of September 19, 2023, to the Credit Agreement, dated September 25, 2018 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021, February 22, 2022, May 6, 2022 and June 5, 2023), by and among Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.), SWM Luxembourg, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.3	Short-Term Incentive Plan for Eligible Employees effective as of January 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).
*10.4	Separation Waiver and Release Agreement, by and between Ricardo Nuñez and the Company, dated as of September 1, 2023.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

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

November 9, 2023

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 9, 2023