Form 10-K
period 2023-12-31
Mativ Holdings, Inc.
filed 2024-02-29
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
1-13948
(Commission file number)
MATIV HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		62-1612879
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 Kimball Pl,	Suite 600	30009
Alpharetta,	Georgia
(Address of principal executive offices)		(Zip Code)
1-770-569-4229
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	MATV	New York Stock Exchange

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

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was $815.6 million, based on the last sale price for the Common Stock of $15.12 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 54,300,112 shares of Common Stock issued and outstanding as of February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders scheduled to be held on April 24, 2024 (the "2024 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

MATIV HOLDINGS, INC.

PART I.

Item 1. Business

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, refer to Part I, Item 1A “Risk Factors” and Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Unless the context indicates otherwise, references to “Mativ,” the “Company,” “we,” “us,” “our,” or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

GENERAL

Background

Mativ Holdings, Inc. is a global leader in manufacturing specialty materials, making impacts on the world every day through a wide range of critical components and engineered solutions that solve our customers’ most complex challenges. Mativ manufactures globally through our family of business-to-business and consumer product brands. Mativ targets premium applications across diversified and growing end-markets, from filtration to healthcare to sustainable packaging and more. Our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of our customers’ products across multiple stages of the value chain.

Mativ was incorporated in Delaware in 1995 as a wholly-owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). On November 30, 1995, Kimberly-Clark transferred its tobacco-related paper and other paper products businesses conducted in the United States, France and Canada to the Company and distributed all of the outstanding shares of common stock of the Company to its stockholders (the "spin-off"). As a result, the Company became an independent public company. Over time, the Company diversified its portfolio through innovation efforts and a number of acquisitions to broaden its exposure to adjacent categories, such as filtration, specialty films, tapes, and healthcare.

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") completed the merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc..

On August 1, 2023, the Company entered into a final, binding and irrevocable offer letter (the “Offer Letter”) with Evergreen Hill Enterprise Pte. Ltd., an affiliate of PT Bukit Muria Jaya (“Evergreen Hill Enterprise”) pursuant to which Evergreen Hill Enterprise made a binding offer (the “Offer”) to acquire the Company’s Engineered Papers business ("EP business") for $620.0 million in cash, subject to customary closing date adjustments (the “EP Divestiture”). Pursuant to the terms of the Offer Letter, following the conclusion of the required employee consultation process with its French works councils (the "French Consultation Process"), the Company accepted Evergreen Hill Enterprise's Offer and countersigned the Purchase Agreement, dated as of August 1, 2023 (the "Purchase Agreement"), with respect to the EP Divestiture on October 4, 2023. On November 30, 2023, the Company completed the sale of its EP business. With the sale of the EP business, Mativ ceased participating in tobacco-based products markets.

Effective with the Offer, the EP business is presented as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the EP business are classified as held for sale, and certain prior period amounts have been retrospectively revised to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 9. Discontinued Operations of the Notes to Consolidated Financial Statements for more information on the discontinued operation and transaction.

Mativ and its subsidiaries manufacture on three continents, conduct business in over 100 countries and operate 40 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Canada, Spain, Italy, Mexico, Netherlands, Malaysia, and Luxembourg.

Our principal executive office is located at 100 Kimball Place, Suite 600, Alpharetta, Georgia 30009 and our telephone number is (770) 569-4229. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MATV."

Strategic Overview

Mativ is focused on becoming the global leader in specialty materials, driving growth by engineering unique, innovative solutions to solve complex customer challenges. The Company participates in a number of growing end-markets and has a strong reputation in the categories and geographies in which it competes, often occupying a leading position in those spaces. The common strengths that fuel the Company’s competitive advantage are centered on five key attributes: (1) customer collaboration—enduring track record of serving our industry-leading customers as a trusted partner around the world (2) design and material science know-how—uniquely combining inputs to develop and innovate valued solutions for demanding applications (3) product and technology portfolio—deep expertise to combine unique capabilities to deliver premium functionality and quality (4) global manufacturing and supply chain—highly responsive, agile, and flexible to reliably serve customers everywhere (5) people and values—a distinct and engaging environment with industry-leading experts and experienced leaders focused on driving long-term value.

Mativ participates in a number of key growing product categories, such as filtration, specialty tapes, release liners, specialty films, and premium packaging, with strong trends supporting the positive outlook of our business, such as the need for clean air and water, personal health and wellness, performance coating solutions, and sustainable alternatives. The Company’s growth ambition centers on leveraging its competitive advantages to capture growth in these categories while extending participation in attractive product segments, geographies, and value-chain positions to fuel customer success. We focus our resources and deploy our capital in a disciplined manner to enhance our competitive position, adding key technologies, broadening capabilities, and creating innovative products that help support our ability to win in the marketplace. Combined with a relentless pursuit of commercial excellence, deep-rooted bias for continuous improvement, on-going efforts to streamline costs, and an agile approach to execution, we feel we have a comprehensive strategy that will create long-term, sustainable value for our customers, employees, and shareholders.

AVAILABLE INFORMATION

Our filings with the Securities and Exchange Commission ("SEC"), which filings include this Annual Report on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available, free of charge, on the SEC's website at www.sec.gov and on the Investor Relations section of our website at www.mativ.com. Information from our website is not incorporated by reference into this Annual Report on Form 10-K. These reports are available soon after they are filed electronically with, or furnished to, the SEC. The website allows access to historical financial information, press releases and quarterly earnings conference calls, our Code of Conduct, by-laws, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. The website provides additional background information about us including information on our history, products and locations. Requests for information, requests to contact our audit committee chairman, non-executive chair or the independent directors as a group, or requests to report concerns about accounting or other issues can be made in writing and sent to the Investor Relations Department at our principal executive office address listed above.

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2024 financial results are May 9, 2024, August 8, 2024, November 7, 2024, and February 20, 2025. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.mativ.com.

DESCRIPTION OF BUSINESS

Segment Financial Information. Prior to the completion of the Merger and the EP Divestiture, we operated in two reportable segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the Company reassessed its reportable segments and concluded that it had two operating segments that are also the reportable segments for financial reporting purposes: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). ATM was comprised of the legacy SWM Advanced Materials & Structures segment and certain legacy Neenah segments allocated to ATM. FBS was comprised of the legacy SWM Engineered Papers segment and the legacy Neenah Fine Paper and Packaging segment. As such, there were no changes to the historical results of these segments. For both ATM and FBS, the segments were allocated based on performance, market focus, technologies, and reporting structure. Effective July 1, 2023, and as a result of our ongoing integration efforts, we identified a change in our operating segments to align with our end markets due to changes in segment level management and the related internal review of operating results.

Following the change in operating segments, in July 2023, the ATM reportable segment remained an aggregation of the Company's Industrials, Protective solutions, Filtration, Healthcare, and Release liners operating segments. ATM's end markets provided solutions that filter and purify air and liquids, supported adhesive and protective applications, advanced healing and wellness, and solved some of material science’s most demanding performance needs across a number of categories. The FBS reportable segment leveraged the Company’s extensive natural fiber capabilities to provide specialty solutions for various end-uses, including sustainable packaging, imaging and communications, home and office, consumer goods, and other applications. As a result of the EP Divestiture, the EP business is presented as a discontinued operation and no longer reported in the FBS reportable segment. The FBS segment is now comprised of packaging and specialty papers end markets and prior year results have been recast to reflect such adjustments.

As part of a realignment, starting with the first fiscal quarter of 2024, we will reorganize into two new segments: (1) Filtration and Advanced Materials focused primarily on filtration and protective solutions end markets, and (2) Sustainable & Adhesive Solutions, focused primarily on release liner, industrials, healthcare, and packaging and specialty papers end markets. The presentation of the ATM and FBS segments in this report is purely as a reference for context in the discussion of the Company's results for the fiscal year ended December 31, 2023. Refer to Note 22. Subsequent Event, of the Notes to Consolidated Financial Statements for further detail on the Company’s new segments for fiscal 2024.

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

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 herein and in Notes 13, 14, 17 and 21 ("Restructuring and Other Impairment Activities," "Debt," "Income Taxes," and "Segment Information," respectively) of the Notes to Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.

Advanced Technical Materials

Products. We manufacture and sell a variety of highly engineered polymer, resin and fiber-based substrates, nets, films, adhesive tapes, and other nonwovens. These performance materials are often used in growing applications serving the filtration, protective solutions, release liners, and healthcare end-markets. Our manufacturing process consists of taking basic inputs, such as fibers and chemicals, to create highly engineered media, such as nonwovens, films, specialty paper, and advanced netting. We then further process our media through coating, saturating, adhesive application, and advanced converting manufacturing processes to impart specific product attributes that are valued by our customers, enhancing Mativ’s value proposition as a solutions provider. With the growth of our ATM segment, our technical expertise around the production, coating, and converting of polymer and resin-based materials is increasing. We believe we have industry-leading innovation capabilities and an expanding product portfolio which we expect to support growth through collaborative product development opportunities with our customers.

Applications and Categories. The following are more detailed descriptions of our key products and applications:

Filtration: We produce highly engineered media and components aiding in the separation and purification of air and liquids for a variety of applications. Our primary products include fiber and polymer based nonwoven media and extruded filter elements that are sold to filter manufacturers who, in turn, incorporate our media in the final filter assembly. Primary filtration applications for our media include:
•water – reverse osmosis and waste water treatment
•transportation – air intake, oil, fuel, and cabin air
•process – fluid purification for industrial manufacturing
•air – HVAC, air purification, and vapor permeation

Protective solutions: We manufacture our thermoplastic polyurethane films to have combinations of the following attributes: UV and scratch resistance, durability, and ultra-clarity. The ability to demonstrate these rare combinations make them ideally suited for demanding protective solutions, such as automotive paint protection films, which are typically installed in the after-market. Other key applications include ballistic-resistant and security reinforced glass used in various transportation modes (e.g., auto, aero, and train), electronics and specialty cameras (e.g., back-up cameras in vehicles), and other applications in the industrial (e.g., emerging “smartglass” products) and healthcare (e.g., diagnostic testing strips) end-markets.

Release liners: We manufacture protective substrates that aid in the separation of a product from an adhesive for a diverse set of end-use applications. Leveraging our advanced coating capabilities, these protective substrates are typically produced by applying a specialty silicone coating to various base medias (primarily paper), then sold to customers who integrate them into a final end-product solution. The key to these products is the ability to develop release characteristics that interface with a variety of adhesives, enabling separation (“peeling away”) without damage to the main product. Primary categories include personal care and hygiene, labels, specialty tapes, graphic arts, industrial specialties, composites, and other uses.

Healthcare: We are a turn-key provider with a broad portfolio of capabilities to support medical device manufacturing and support for a variety of health and wellness solutions. Using our advanced films, adhesive coating, and converting operations, our products are used in such demanding applications as wound care (both advanced technologies used in hospital settings and consumer products found in retail), medical device fixation, and consumer wellness (e.g., topical skin care and health & beauty applications).

Industrials: We leverage a diverse array of production techniques (e.g., resin extrusion, precision coating, and saturation) to manufacture specialty products, such as extruded nets, apertured films, specialty papers, and adhesive media/tapes, which serve specialty segments of large, global categories. A majority of these products are highly customized for specific, demanding applications in areas such as construction, automotive, home improvement, sporting goods, and agriculture. Some examples of our diverse product catalog include consumer-oriented specialty tapes, tape and abrasive backings, performance labels, cable wraps, support structures, and netting products for construction and packaging.

Markets and Customers. The ATM segment supplies customers serving the filtration, protective solutions, release liners, healthcare, and industrials end-markets. Generally, the applications and customers the ATM segment serves are in growing end-markets, and as a percentage of total ATM segment net sales in 2023 were as follows: industrials – 33%, filtration – 25%, healthcare – 16%, protective solutions – 16%, and release liners – 10%. These products are highly engineered and often customized. In some cases, we are the sole supplier of certain products to our top customers, though no customer represents more than 10% of our consolidated net sales. Our products are generally used in markets that are directly affected by economic business cycles. Certain market segments, such as filtration, protective solutions, release liners, and healthcare are considered to be more resilient to economic downturns than more macro-correlated end-markets like those within industrials. Most products are performance-based and require extended qualification by customers; however, certain categories may also be subject to price competition and the substitution of lower cost substrates for some less demanding applications.

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

Competition. Our ATM products are typically leaders in their respective categories and compete against specialty products made by competitors such as Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, Avery Dennison, Ahlstrom Holding 3 Oy, Mondi plc, Loparex LLC, Monadnock Paper Mills, Inc., and Potsdam Specialty Paper, Inc. We believe our ATM products compete primarily on product features, innovations and customer service across the end-markets we serve, particularly in healthcare, transportation, filtration, and release liners. Of the end-markets we serve, industrials is generally more price competitive due to a higher portion of products we sell in this end-market with generally lower technical requirements.

Fiber-Based Solutions

Overview. Our FBS segment primarily produces packaging and specialty paper products, using mainly natural and sustainable fibers. We produce a wide range of substrates at various thicknesses and with various attributes to meet the needs of our customers. Some examples of these value-added attributes include printability, color, texture, specialty finish, and recycled content. While certain categories within this segment are mature, our products are aligned with trends towards sustainable alternatives, and we continue to evolve our business through innovation to diversify end-markets and enhance growth. Our manufacturing capabilities are flexible and nimble to service very specialized products at various order quantities efficiently, and our products are sold globally, though most prevalent in North America.

Applications: We are a leading supplier of premium packaging, printing, and other high-end specialty papers, predominantly in North America. We participate in premium pockets of our categories with a wide portfolio of products and specialty manufacturing that is not easily replicated by commodity paper producers. Our premium packaging products are used for wine, spirits and beer labels, folding cartons, box wrap, bags, hang tags, and stored value cards servicing high-end retail, cosmetics, spirits, and electronics end-use markets. These papers are characterized by finishing, colors, textures and distinctive coating, which are valued by customers and incorporated into their branding and image. Our premium papers are primarily used in high-end commercial printing services, advertising collateral, stationery, corporate identity packages and brochures, direct mail, business cards, and a variety of other uses where colors, texture, coating, unique finishes, or heavier weight papers are desired. We also produce a variety of branded paper-based products for the consumer channel, such as bright papers, cardstock, stationery paper, envelopes, journals, and planners.

Markets and Customers. Our FBS segment is generally more mature given its exposures to commercial print which has historically demonstrated secular volume declines. FBS continues to reposition itself by leveraging its unique manufacturing capabilities and product innovation to diversify its end-markets and enhance growth, particularly by expanding in sustainable alternatives and premium packaging. Our packaging and specialty papers business serves a variety of end-use customers, primarily by selling to converters and printers who are producing products to meet the needs of designers, brand owners, and other end-users. We also sell direct to consumers through major retail channels.

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

Wood pulp is the primary fiber used in our FBS segment. While FBS uses a variety of specialty chemicals used in paper making, we believe that purchased raw materials are generally available from multiple sources and would only create temporary disruptions as we secured supply from other sources.

Paper production uses significant amounts of energy, primarily electricity and natural gas. We believe that energy supply is generally reliable throughout our manufacturing footprint, although prices can fluctuate significantly based on demand. We enter into agreements to procure a portion of our energy requirements for future periods to reduce the uncertainty of future energy costs.

The majority of our energy requirements relate to natural gas and electricity in the U.S., and Europe. We consider these to be a relatively stable energy sources historically; however, the recent geopolitical events in various geographies in Europe and Asia have resulted in volatile energy prices in Europe as well as temporary concerns about supply of energy sources, in the region. Currently, while energy prices in Europe remain elevated versus historical levels, supplies appear to be stable.

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 20. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Research and Development

As of December 31, 2023, we employ approximately 170 research and development employees in research and laboratory facilities in the United States, China, France, Germany, Mexico, the Netherlands, Spain and the United Kingdom. We are dedicated to developing product innovations and improvements to meet the needs of individual customers. We believe our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products in both our ATM and FBS segments. Within ATM, we have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in many places around the world. Within FBS, our research and development has enabled us to establish and sustain leading shares in premium specialty papers while accelerating growth in the packaging space.

Intellectual Property

Patents, trade secrets and trademarks are an important part of Mativ’s intellectual property. Mativ’s products are sold around the world under various trademarks. Many of the processes used to make Mativ's products are kept as trade secrets. Mativ owns, or holds licenses to use, numerous U.S. and foreign patents. Mativ’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. In general, no single patent or group of related patents is material to the conduct of Mativ’s business as a whole or to any of Mativ’s business segments. At December 31, 2023, Mativ owned about 755 patents and patent applications globally.

Human Capital

As of December 31, 2023, we had approximately 5,400 full-time employees, of whom approximately 3,150 employees were located in North America, 1,950 employees were located in Europe, and 300 employees were located in Asia Pacific.

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

Safety

The safety and well-being of our employees is very important to us. We strive to reflect this core value in everything we do and are committed to continuous improvement in all aspects of our safety programs. We continue to optimize our robust safety systems, enhance our operator training programs, and implement proactive risk identification and risk reduction strategies.

Each of our facilities maintains safety management systems designed to continuously review and improve employee safety and regulatory compliance. This includes periodic workplace safety audits, employee participation in safety meetings and training, and active safety committees. Additionally, employees are encouraged to identify and report workplace conditions that could lead to an injury.

Training and Development

Mativ launched MyPath, a platform that supports setting objectives, creating a culture of ongoing feedback, differentiating and rewarding individual performance, and creating global learning and development opportunities for our employees.

Diversity, Equity and Inclusion: We aim to be an employer of choice. To do that, we are committed to fostering diversity, equity and inclusion (DEI) within our corporate culture and functions. To us, DEI means that all employees have an opportunity to thrive at Mativ. We believe this is more than just a program or policy. We are focused on maintaining an environment of trust and belonging where employees can be their authentic selves. Our intent is that this journey will help employees understand that our differences make us stronger. Mativ is committed to building and fostering a culture where differences are honored, opportunities are available for all and employees can feel valued, empowered, and respected for who they are. As such, we have developed key areas of focus for our DEI efforts including Employee Lifecycle, Education and Internal Community and Allyship. Our goal is to ensure that DEI is weaved in all aspects of the employee lifecycle which includes Attract, Engage, Grow, Reward with on-going partnership with our leaders.

Mativ is an Equal Employment Opportunity employer committed to providing equal opportunity in all of our employment practices, including selection, hiring, assignment, reassignment, promotion, transfer, compensation, discipline, and termination. Mativ prohibits discrimination, harassment, and retaliation in employment based on race; color; religion; genetic information; national origin; sex; sexual orientation; gender identity; pregnancy, childbirth, or related medical conditions; age; disability or handicap; citizenship status; service member status; or any other category protected by federal, state or local law.

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

Our facilities are subject to significant federal, state, local and foreign environmental protection laws with respect to air, water and emissions, as well as the disposal of solid waste. We believe we are operating in compliance with these laws and regularly incur capital and operating expenditures to achieve future compliance. Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial condition, results of operations and cash flows, we own facilities that have been operated over the course of many decades. Should the Company make material changes in the operations at a facility, it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed but are now considered contaminants. Additionally, as we sell closed or other facilities or materially alter operations at a facility, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase in the future.

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

Our manufacturing facilities and corporate office have a longstanding tradition of community engagement and reducing our impact on the environment. We maintain our Supplier Code of Conduct, Human Rights Policy, Transparency in Supply Chains Statements and our Sustainable Forestry Policy to further align with our sustainability goals. Additional information can be found in the Ethics section at www.mativ.com.

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
•Partnership with Planet Water Foundation: Mativ partners with Planet Water Foundation to support global efforts to improve access to clean, safe water. In 2023, through our support, the Foundation installed two AquaTower water systems in India, in the state of Tamil Nadu and two AquaTower water systems in Querétaro state in Mexico. Hygiene education programs were also deployed at the AquaTower project schools, reaching 2,600 students. Mativ also deployed an emergency AquaBlock water filtration system in Turkey in Hatay Province after the Kahramanmaras earthquake in February 2023. The five filtration systems are providing clean, safe drinking water for up to 17,200 people each day. Since our partnership with Planet Water Foundation began, Mativ has enabled access to fresh drinking water for up to 33,000 people.
•FSC® Certification: All unprocessed pulp is sourced exclusively from suppliers maintaining FSC and/or PEFC Chain of Custody certification and/or has achieved FSC Mix, FSC Recycled, or FSC Controlled Wood certification. The packaging we use for our own business purposes (as opposed to the packaging we sell), and the wood pallets that we use, are not necessarily certified or derived from certified suppliers, as we often purchase from small suppliers for whom certification is cost-prohibitive.
•Environmental Certification and Energy Efficiency: 11 Mativ locations are certified to ISO 14001 for environmental management systems and four locations are certified to the ISO 50001 energy management standard.
•Recycling: Our facilities recycled more than 13,500 metric tons of waste in 2023. When possible, materials are reintroduced into the manufacturing process to produce new products.

Community Initiatives

•In addition to investing in communities where our facilities are located by providing jobs and sourcing products, we support efforts to make our communities stronger through financial donations and volunteer participation. Most of our philanthropic efforts are locally directed, empowering our employees to contribute their time and expertise to organizations that matter to them and serve the unique needs of their communities. We donate to nonprofit or community organizations that support the communities where our plants are located.

We continue to look for ways to enhance the sustainability of our business and make a positive impact on the communities in which we live and serve.

Governance

Mativ believes good corporate governance supports long-term value creation for our stockholders. The Governance section of the Investors section of our website at www.mativ.com includes our Code of Conduct, by-laws, corporate governance guidelines, Board of Directors committee charters, as well as disclosure of any amendment to or waivers of our Code of Conduct granted to any of the principal executive officer, principal financial officer or principal accounting officer. Information from our website is not incorporated by reference into this Annual Report on Form 10-K. Additional information about Mativ's governance can also be found in our proxy statement.

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

Executive Officers of the Registrant

The names and ages of our executive officers as of February 29, 2024, together with certain biographical information, are as follows:

Name	Age	Position
Julie Schertell	55	President and Chief Executive Officer
Greg Weitzel	52	Chief Financial Officer
Mark Johnson	47	Chief Legal and Administrative Officer
Mike Rickheim	49	Chief Human Resources and Communications Officer
Ryan Elwart	50	Group President, Sustainable & Adhesive Solutions
Christoph Stenzel	54	Group President, Filtration and Advanced Materials
Andrew Downard	49	Chief Supply Chain Officer

There are no family relationships between any of the directors or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Julie Schertell was appointed President and Chief Executive Officer effective the date of the Merger and also serves as a director. She served in the same role at Neenah since May 2020. Prior to becoming President and Chief Executive Officer of Neenah, Ms. Schertell served as Senior Vice President, Chief Operating Officer since January 2020. Ms. Schertell joined Neenah in 2008 and served as Vice President of Sales and Marketing for the Fine Paper division through December 2010, as Senior Vice President and President, Fine Paper and Packaging through September 2018, and as Senior Vice President and President, Technical Products through December 2019. Ms. Schertell was previously employed by Georgia-Pacific in the Consumer Products Retail division, where she served as Vice President of Sales Strategy from 2007 through 2008, and as Vice President of Customer Solutions from 2003 through 2007.

Greg Weitzel was appointed Chief Financial Officer effective April 2, 2023. Prior to becoming Chief Financial Officer Mr. Weitzel served as Vice President, Financial Planning and Analysis of the Company since the closing of the Merger on July 6, 2022. Mr. Weitzel had previously served in the same role with Neenah since 2018. Prior to joining Neenah, Mr. Weitzel served in prior leadership roles within Finance and Supply Chain for Georgia Pacific over a span of nearly 20 years.

Mark Johnson was appointed Chief Legal and Administrative Officer of the Company effective September 1, 2023. Prior to joining the Company, Mr. Johnson served as executive vice president, chief legal officer, and corporate secretary for Kimball International, Inc. Mr. Johnson also served as president of Kimball International's Hospitality business unit and led Kimball International’s environmental, social, and governance ("ESG") activities, which he now leads at the Company. He had prior leadership roles at Newell Brands and was a commercial litigation associate for McGuire Woods, LLP.

Mike Rickheim was appointed Chief Human Resources and Communications Officer effective the date of the Merger. Mr. Rickheim served in the same role at Neenah since April 2020. Prior to joining Neenah, Mr. Rickheim served as the Chief Human Resources Officer for Newell Brands, Inc., where he held various roles of increasing responsibility related to HR business partnership, talent acquisition, talent development, employee engagement, inclusion & diversity and communications.

Ryan Elwart was appointed Mativ's Group President of Sustainable and Adhesive Solutions Group in January 2024. Mr. Elwart joined Mativ from Georgia-Pacific, where he most recently served as the Chief Customer Officer for the GP Consumer Products Group from April 2020 to January 2024, and as SVP, Global Sales from September 2014 to April 2020. As Chief Customer Officer, he led a combined sales and commercial capability organization for the consumer business, including retail and B2B sales, eCommerce, training, customer planning, category management, and sales strategy for the company’s retail and commercial segments. Prior to Georgia Pacific, Mr. Elwart also held multiple sales positions at PepsiCo and Hormel Foods.

Christoph Stenzel was appointed Mativ’s Group President of Filtration and Advanced Materials in January 2024. Previously, Mr. Stenzel spent more than 20 years at Neenah serving in multiple directional and leadership roles. During his tenure, Mr. Stenzel has served in various global sales and marketing roles primarily with the Filtration business. He most recently served as Vice President of Global Filtration and General Manager for Neenah Gessner GmbH. Mr. Stenzel started his professional career at Henkel and Sihl before joining FiberMark-Gessner as an R&D manager for Masking Tape in 1998.

Andrew Downard was appointed Mativ's Chief Supply Chain Officer in January 2024. Mr. Downard has successfully led Mativ’s global supply chain team since September 2022. Prior to joining Mativ, he served as the Senior Vice President of Supply Chain, Operations, and Analytics for Apex Tool Group from August 2017 to August 2022. Other past roles have focused on improving operational execution for well-known consumer, industrial, and service brands. Mr. Downard's experience includes being a supply chain research director with Gartner, as well as leadership positions with consumer products, food manufacturing, healthcare, medical services, chemical manufacturing, and aerospace manufacturing companies.

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2023 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•Our technological advantages are unlikely to continue indefinitely;
•Policing our intellectual property and patent rights is costly and may be unsuccessful;
•International geopolitical and other risks associated with our sales and operations outside of the United States, due to political unrest, terrorist acts, and national and international disputes, including Russia's invasion of Ukraine and the conflict between Israel and Hamas;
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
•The availability of credit and changes in interest rates;
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
•Our failure to recognize the strategic benefits of the EP Divestiture;
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
•We face various risks related to public health emergencies and similar health-related outbreaks such as the COVID-19 pandemic;
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
•Fluctuations in construction and infrastructure spending; and

•We have historically experienced significant cost savings and productivity benefits relating to our ongoing operational excellence program which we may not be able to achieve in the future.

Our technological advantages are unlikely to continue indefinitely.

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented many of our innovations. This has enhanced our ability to sell products and to provide added functionality and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how to, and earn royalty income from, third parties. Ultimately, our various patents will expire and some may be held invalid in certain jurisdictions before their expiration dates. In addition to protecting certain of our technological advantages through patenting, we also protect a significant amount of our technological advantages as trade secrets, especially with regard to our ATM segment. As we expand our operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

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

We rely on patent, trademark, and other intellectual property laws of the U.S. and other countries to protect our intellectual property rights. However, we cannot guarantee that one or more of our patents will not be challenged by third parties and/or ultimately held invalid by courts or patent agencies of competent jurisdiction.

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

Our operations are located in many countries around the world and operate, to a degree, in a decentralized manner. There are inherent control and fraud risks in such a structure. Moreover, we have manufacturing facilities in twelve countries and sell products in over 100 countries, many of which are emerging and undeveloped markets.

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
•We have one manufacturing facility in China. Operations in China entail a number of risks including international and domestic political risks, the need to obtain operating and other permits from the government, adverse changes in the policies or in our relations with government-owned or run customers and the uncertainty inherent in operating within an evolving legal and economic system.
•Changes or increases in international trade sanctions or quotas may restrict or prohibit us from transacting business with established customers or securing new ones, including as to Russia and Ukraine, as to which the applicable sanctions have changed unexpectedly on a number of occasions since 2014.

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

We are subject to anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, the U.K. Bribery Act of 2010 and other similar laws generally prohibit us, our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

In particular, the Organization for Economic Cooperation and Development (“OECD”) has reached agreement on an approach to establish a minimum global tax, set at 15%, for large multi-national enterprises, such as the Company. The OECD has recommended that certain aspects of this approach, referred to as “Pillar Two”, be made effective beginning in 2024, and many jurisdictions, including most European Member States, have already legislated Pillar Two into their statutory law and others are in the process of doing so. The Company expects that Pillar Two will introduce new challenges with respect to compliance with Pillar Two reporting requirements. Therefore, the Company continues to monitor for updates as countries within its global footprint announce Pillar Two legislation and related guidance.

If the Company’s effective tax rates were to increase, or if any ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We face competition from several established competitors and we have limited market transparency.

Our ATM segment products compete to some degree against specialty products made by competitors such as Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, Avery Dennison, Ahlstrom Holding 3 Oy, Mondi plc, Loparex LLC, Monadnock Paper Mills, Inc., and Potsdam Specialty Paper, Inc. We believe our ATM products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our ATM segment operations.

We are starting to see increased competition for some of our ATM products from companies in China, which, we believe, may have lower operating costs than us, resulting in a potential price advantage for such companies. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, take advantage of acquisitions or other opportunities more readily, undertake more extensive marketing campaigns for their brands, products and services, more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning, and make more attractive offers to our existing and potential customers.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2023, the percentage of the Company’s fixed and floating interest rate debt was 31.0% and 69.0%, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Including the impact of these transactions, as of December 31, 2023, the percentage of the Company’s debt subject to fixed and floating rates of interest was 77.0% and 23.0%, respectively.

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

From time to time, we consider acquisitions in connection with our diversification initiatives. This acquisition activity could involve confidential negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. It is possible that an acquisition could adversely impact our results, credit ratings or the outlook of our business, due to, among other things, integration and employee retention challenges, contrasting company cultures and different information technology and reporting systems. Also, acquisition opportunities are limited and present risks of failing to achieve strategic objectives, smooth integrations or anticipated synergies or returns. There can be no assurance that we will be able to acquire attractive businesses on favorable terms and that we will realize the anticipated benefits or profits through acquisitions or that acquisitions will be accretive to our earnings. Changes in our portfolio of businesses, assets and products, whether through acquisition, disposition or internal growth, present additional risks, including causing us to incur unknown or new types of liabilities, subjecting us to new regulatory frameworks and new market risks, and acquiring operations in new geographic regions with challenging labor, regulatory and tax regimes.

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

Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold or will sell could adversely affect our financial statements.

We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, on November 30, 2023, the Company completed the EP Divestiture. Transactions such as the EP Divestiture pose risks and challenges that could negatively impact our business and financial statements. Furthermore, when we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are different than current balance sheet values, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of any divestiture, including the EP Divestiture, will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

Mativ will likely continue to incur substantial costs related to the Merger integration.

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

Due to the Merger, some of the customers, distributors, suppliers, vendors, landlords, and other business partners of Mativ may terminate or scale back their current or prospective business relationships with Mativ. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that Mativ is too closely allied with one of their competitors. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the Merger, Mativ’s business and financial performance could suffer.

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

We have initiated significant restructuring activities in recent years that have become part of an overall effort to improve an imbalance between demand for our products and our production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations, or as a result of acquisitions, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business as well as garner review from regulatory authorities which could result in financial impacts to the Company. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use in our FBS segment, and some resins used by our

ATM segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. Also, in that same time period, the cost of polypropylene has fluctuated significantly based on a number of factors, including changes in global oil markets. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we may be limited in our ability to pass through increases in raw material costs in a timely manner or may be unable to pass through increases to our customers in whole or in part. Further, some of the resins we use in our ATM segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use.

Our manufacturing operations, in particular paper manufacturing, is energy-intensive. In the U.K., the European Union, China and the U.S., availability of energy generally is reliable, although prices can fluctuate significantly based on supply and demand. Western Europe has become significantly dependent on energy supplies from the Commonwealth of Independent States, which in the past has demonstrated a willingness to restrict or cut off supplies of energy to certain customers. The volume of oil or gas flowing through pipeline systems that ultimately connect to Western Europe also has been cut off or restricted in the past, and such actions can adversely impact the supply of energy to Western Europe and, consequently, the cost and availability of electricity to our European operations. Due to the competitive pricing of most of our products, we typically are unable to fully pass through higher energy costs to our customers. Periodically, when we believe it is advantageous to do so, we enter into agreements to procure a portion of our energy for future periods in order to reduce the uncertainty of future energy costs. However, in recent years this has only marginally slowed the increase in energy costs due to the volatile changes in energy prices we have experienced.

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

The Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the GDPR which went into effect in May 2018, the CCPA, which went into effect on January 1, 2020, and various U.S. state level privacy regulations. The changes introduced by these regulations and laws increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.

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

We rely on a limited number of key employees and our failure to recruit and/or retain senior management and key employees globally could harm our business.

The loss of any of our key employees, including our CEO and her direct reports, could adversely affect our business and thus our financial condition, results of operations and cash flows. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified talent in our industry is intense, particularly in the last several years. The market to build, retain and replace talent has become even more highly competitive, and many of the companies with which we compete for personnel have greater financial and other resources than we do.

Any failure to recruit and/or retain senior management and key employees could harm our business, operating results and financial condition. Additionally, efforts to recruit such employees could be costly and negatively impact our operating expenses. We issue equity awards from employee equity plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to dilutive effects on stockholders. If we are unable to offer attractive compensation packages in the future, it could limit our ability to attract and retain key employees.

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
We are subject to public health emergencies, such as the COVID-19 pandemic, which has had and may continue to have an impact on our business and the business of our customers and suppliers. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, and created significant disruption in the markets in which we operate. Uncertainty caused by pandemics, epidemics, or similar public health emergencies or outbreaks could lead to prolonged economic downturns, and negatively impact our partners and the industry in which we operate, in which case our revenues could be significantly impacted. The extent to which COVID-19 or another similar public health crisis impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including a resurgence of COVID-19, new variants, the timing or effectiveness of vaccine roll-outs globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy.

Our business depends upon good relations with our employees. Work stoppages, slowdowns or legal action by our unionized employees may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We employ approximately 5,400 employees, including certain manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future and problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

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

Additionally, in recent years, assessments of the potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the European Union and the United States. The implementation of these policies may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. For example, the State of California has adopted new climate change disclosure requirements which mandate public disclosure of certain greenhouse gas emissions data and climate-related financial risk reports. These changes, or other changes in other environmental laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could be costly and lead to new or greater liabilities that could materially adversely affect our business, results of operations, cash flows or financial condition.

Although we are not aware of any environmental conditions at any of our facilities that could have a material adverse effect on our financial condition, results of operations and cash flows, we own facilities that have been operated over the course of many decades. Should the Company make material changes in the operations at a facility it is possible such changes could generate environmental obligations that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also face higher disposal and clean-up costs to replace equipment or facilities containing materials that were compliant when installed but are now considered contaminants. Additionally, as we sell closed or other facilities or materially alter operations at a facility, we may be required to perform additional environmental evaluations that could identify items that might require remediation or other action, the nature, extent and cost of which are not presently known. We may also incur environmental liabilities in connection with assets or businesses we may purchase in the future.

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

Increases in costs of pension benefits may reduce our profitability and could impact our cash reserves.
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholders' equity. At the end of 2023, the combined projected benefit obligation of our pension plans had a net underfunding of $11.8 million. The Company has both funded and unfunded pension plans and we make contributions to our pension trusts (where applicable) based on many factors, including regulatory guidelines, investment returns of the trusts, and availability of cash for pension contributions versus other priorities. For a discussion regarding our pension obligations, refer to Note 18. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

We are subject to various legal actions and other claims.

We regularly are involved in legal actions and other claims arising in the ordinary course of business and otherwise. We are also subject to many laws and regulations around the world. Despite our efforts, we cannot guarantee that we are in compliance with every such law or regulation. Although we do not believe that any of the currently pending actions or claims against us will have a material adverse impact on our financial condition, results of operations and cash flows, we cannot provide any assurances in this regard. Information concerning some of these actions that currently are pending is contained in Note 20. Commitments and Contingencies, of the Notes to Consolidated Financial Statements and in Part I, Item 3, “Legal Proceedings” of this report. We also cannot give any assurances as to any litigation that might be filed against us in the future.

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

In addition, many of our operations require a reliable and abundant supply of water. Production facilities for our segments rely on a local water body or water source for their water needs and, therefore, are particularly sensitive to drought conditions or other natural or man-made interruptions to water supplies. At various times and for differing periods, we have had to modify operations at certain of our mills due to water shortages, water clarity, or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our production facilities due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

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

Historically, we have experienced significant cost savings and productivity benefits relating to our ongoing continuous improvement and operational excellence programs. We expect to continue to achieve significant savings and benefits from these efforts; however, we may be unable to continue in the future to obtain savings and benefits in line with historical achievements, and our profitability and financial results could be adversely affected.

Our foreign sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international dispute, including Russia's invasion of Ukraine and the conflict between Israel and Hamas.

We conduct a portion of our sales and manufacturing outside the United States. Our foreign sales and operations are subject to a number of risks, including political and economic instability, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international disputes such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine, the conflict between Israel and Hamas and related disturbances in the Middle East may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials and energy we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and energy we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. Our enterprise risk management system incorporates risks from cybersecurity threats alongside other risks to the company. We employ a range of tools and services to inform our assessment, identification and management of material risks from cybersecurity threats, which include from time to time:

•monitoring emerging data protection laws and implementing responsive changes to our processes;
•undertaking periodic reviews of our policies with customers, partners, and suppliers and statements related to cybersecurity;
•conducting cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•conducting phishing email simulations for employees and contractors with access to corporate email systems;
•requiring employees, as well as third-parties who provide services on our behalf, to treat information and data with care; and
•educating our teams on incident response, conducting tabletop exercises and using the findings to improve our processes and technologies.

We maintain a cybersecurity incident response plan designed to secure the enterprise, mitigate the impact of an incident, restore normal business operations, prevent similar future incidents and comply with applicable regulatory obligations arising from an incident. As part of the above process, we periodically engage with consultants and other third-parties, including annually having a third-party perform penetration testing and review our cybersecurity program to help identify areas for improvement and/or compliance. The Company’s cybersecurity procedures have been developed based on the National Institute of Standards and Technology ("NIST") cybersecurity framework. We also engage with a third-party security operation center to assist in monitoring our cybersecurity risk environment. Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers.

For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, see “Part I, Item 1A. Risk Factors -- A failure of, or a security breach in a key information technology system or process or other unusual events could compromise our information and expose us to liability, which could adversely affect our business; IT project delays and overruns are possible” which is incorporated by reference into this Item 1C.

As previously disclosed, during the three-month period ending September 30, 2022, the Company became aware of a cyberattack that had been recently made against certain systems within the Company’s network environment. The attack temporarily affected operations and caused delays in execution of sales transactions at some locations. In addition, the Company incurred financial costs to investigate and remediate the incident, some of which are expected to be mitigated by insurance. During the incident, the attackers accessed and exfiltrated Company data, including some personally identifying information of certain Company employees. The Company believes it has contained the incident, which only affected certain systems, and it has restored operations and notified affected individuals. The Company has put in place remediation measures designed to help prevent future similar attacks and has proactively undertaken to implement certain other enhancements to its security system.

Governance

Oversight of cybersecurity risk is a joint responsibility of the Board of Directors and the Audit Committee. The Company’s Chief Information Officer (the “CIO”) provides quarterly updates to the Audit Committee and the chair of the Audit Committee regularly updates the Board of Directors on cybersecurity matters potentially impacting the Company. Additionally, the CIO briefs the Board of Directors on information security matters at least annually.

In addition to oversight by the Audit Committee and the Board of Directors, our CIO chairs a Working Council that includes our Chief Financial Officer, Chief Human Resources and Communications Officer and our Chief Legal and

Administrative Officer. Our IT organization also includes a Chief Information Security Officer who is responsible for establishing processes as well as management of all cyber security risks and programs to mature our NIST posture. Our CIO has served in this role since 2023 and has more than 30 years of experience in the aggregate in various IT leadership roles. His educational background includes a master’s in business administration in Information Systems from The State University of New York at Albany, and a bachelor’s degree in electrical engineering from Harcourt Butler Technological Institute, Kanpur, India.

Item 2. Properties

As of December 31, 2023, we conduct business in over 100 countries and operate 40 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, Poland, India, Canada, Spain, Italy, Mexico, Netherlands and Luxembourg.

Our principal production facilities as of December 31, 2023 are summarized below:

Geographic Region	ATM	FBS
U.S.(1)	17	7
Europe	11	1
Asia/Pacific	3	0
Americas (excluding U.S.)	1	0
Total(2)	32	8
(1) The manufacturing site in Quakertown, Pennsylvania serves both the ATM and FBS segments.
(2) Includes leased sites as follows: United States - 6, Europe - 2, Asia/Pacific - 3, Americas - 1.

We consider all of our operating facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

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

Litigation

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple low ignition propensity ("LIP") related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company was settled in June 2023. The Company recognized a $4.9 million loss during the three months ended June 30, 2023, which was included in Other income (expense), net in the Consolidated Statements of Income (Loss). The settlement was paid in the three months ended September 30, 2023.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2023, there were no material claims pending under this indemnification.

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of December 31, 2023, there were no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock, $0.10 par value per share ("Common Stock") is trading on the New York Stock Exchange (NYSE") under the symbol "MATV." Prior to the Merger, our Common Stock was listed on the NYSE, trading under the symbol "SWM" since November 30, 1995. On February 26, 2024, our stock closed at $16.30 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2018 through December 31, 2023 with the comparable cumulative total returns of the Russell 2000, S&P SmallCap 600 Capped Materials Index and self-constructed peer group, both of which we consider to be reflective of the performance of the industries in which we operate. The peer group portfolio includes ten U.S. based materials companies including Berry Global Group Inc, Clearwater Paper Corp., Glatfelter Corp., Graphic Packing Holding Corp, Greif Inc., Deluxe Corp., Rayonier Advanced Materials Inc., Sealed Air Corp, Essentra Plc, and Eastman Chemical Co. In 2021, the peer group included Neenah Inc. and Intertape Polymer Group Inc., which were acquired during 2022 and are no longer peer group public entities. They were replaced with Deluxe Corp. and Eastman Chemical Co.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2018, and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five-Year Return
Holders. As of February 26, 2024, there were 1902 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2023, 2022 and 2021, we declared and paid cash dividends totaling $1.00, $1.68, and $1.76 per share, respectively. On February 21, 2024, we announced a cash dividend of $0.10 per share payable on March 22, 2024 to stockholders of record as of the close of business on March 8, 2024. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 14. Debt of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2023.

Repurchases of Equity Securities. The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2023 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# shares)	(in millions)
January 1 - March 31, 2023	54,435	$24.37	—	$—	$—
April 1 - June 30, 2023	64,344	20.37	—	—	—
July 1-September 30, 2023	281,920	15.83	280,939	4.4	—
October 1-October 31, 2023	258,447	13.70	258,447	3.6	25.6
November 1-November 30, 2023	—	—	—	—	22.0
December 1-December 31, 2023	—	—	—	—	22.0
Total 2023	659,146	$16.14	539,386	$8.0	$22.0

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards and shares purchased as part of our repurchase program approved in July 2023 and announced on August 2, 2023.

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization for the share repurchases, the Company purchased 539, 386 shares for $8.0 million as of February 26, 2024.

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

Item 6. Selected Financial Data

Due to the significance of the EP Divestiture, which is accounted for as discontinued operations, and the Merger and the resulting change in our reportable segments, management concluded the historical selected information is not informative; therefore, it is intentionally omitted. Refer to the unaudited pro forma condensed consolidated balance sheet as of September 30, 2023, and the unaudited pro forma condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2023, and Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021, and 2020 in the Company's Current Report on Form 8-K/A filed with the SEC on December 6, 2023, and the supplemental combined legacy financial information in the Company's Current Report on Form 8-K filed with the SEC on December 22, 2022.

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

As discussed in Note 9. Discontinued Operations of the Notes to Consolidated Financial Statements, the results from continuing operations exclude the results of our EP Business for all periods presented. All information presented within this MD&A is on a continuing operations basis.

EP Divestiture

On August 1, 2023, the Company entered into the Offer Letter with Evergreen Hill Enterprise pursuant to which Evergreen Hill Enterprise made the Offer to acquire the Company’s EP Business for $620.0 million in cash, subject to customary closing date adjustments. Pursuant to the terms of the Offer Letter, following the conclusion of the French Consultation Process, the Company accepted Evergreen Hill Enterprise's Offer and countersigned the Purchase Agreement, with respect to the EP divestiture on October 4, 2023. On November 30, 2023 the Company completed the sale of the EP Business. With the sale of the EP business, Mativ ceased participating in tobacco-based products markets.

Effective with the Offer, the EP business is presented as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the EP business are classified as held for sale, and certain prior period amounts have been retrospectively revised to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 9. Discontinued Operations of the Notes to Consolidated Financial Statements for more information on the discontinued operation and transaction.

Merger

On July 6, 2022, the Company completed its previously announced Merger with Neenah, pursuant to which a wholly-owned subsidiary merged with and into Neenah, with Neenah surviving as a direct and wholly-owned subsidiary of the Company. Refer to Note 5. Business Acquisition of the Notes to the Consolidated Financial Statements for further information related to the Merger. Refer to Note 21. Segment Information of the Notes to the Consolidated Financial Statements for information on our segments after the Merger.

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

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 25% of our total assets as of December 31, 2023. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 5 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

In recent years, we have restructured our operations to improve our competitiveness, drive efficiencies, and enhance profitability, which, in certain circumstances, resulted in charges related to accelerated depreciation, asset impairments, and employee severances. Management continues to evaluate ways to drive efficiencies, and further restructuring efforts may be possible that could result in additional charges of similar nature.

Business Combinations

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values are based upon quoted market prices and widely accepted valuation techniques, which require significant estimates and assumptions including, but not limited to, estimating future cash flows and developing appropriate growth and discount rates. In particular, the estimated fair value of intangible assets acquired may consider available historical information along with expectations and assumptions about future performance. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Changes in these assumptions may have a significant impact on the fair value of assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income (Loss). Refer to Note 5. Business Acquisition, of the Notes to Consolidated Financial Statements for additional information.

Goodwill and Unamortized Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. Goodwill is tested for impairment at the reporting unit level. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). Goodwill is not impaired if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, we would proceed to the goodwill impairment test. In the goodwill impairment test, fair value of a reporting unit is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the reporting unit’s net assets exceeds its fair value, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. During the year ended December 31, 2023, we performed an interim quantitative goodwill impairment test, which resulted in a non-cash impairment charge of $401.0 million in the third quarter of 2023. Refer to Note 10. Goodwill, of the Notes to Consolidated Financial Statements for additional information. The annual impairment test performed on October 1, 2023 and 2022 did not indicate any further impairment of goodwill.

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset. Estimated useful lives range from 12 to 23 years for customer relationships and 4 to 20 years for developed technology, patents and other intangible assets. Certain trade names are estimated to have indefinite useful lives and as such are not amortized. Intangible assets with indefinite lives are reviewed for impairment following a method similar to the impairment testing for Goodwill. Testing of these assets is performed annually and whenever events and circumstances indicate that impairment may have occurred. The annual impairment tests performed on October 1, 2023 and 2022 did not indicate any impairment of intangible assets.

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

SUMMARY

In 2023, Mativ reported a net loss of $507.7 million on total net sales of $2,026.0 million. Compared to the prior year, net sales increased $389.1 million, or 23.8%. Sales reflected the full-year impact of the Merger with Neenah, as well as lower volume, partially offset by higher selling prices and favorable foreign currency translation. ATM and FBS segment net sales increased $213.8 million, or 15.3% and $175.3 million, or 72.8%, respectively, compared to prior year primarily driven by the full-year impact of the Merger with Neenah.

The increase in net loss in 2023 compared to 2022 was primarily due to the goodwill impairment recorded of $401.0 million. For more information on the goodwill impairment, refer to Note 10. Goodwill of the Notes to Consolidated Financial Statements. The Company incurred significant integration and divestiture expenses that impacted net income of $43.2 million and $72.7 million, in 2023 and 2022, respectively, related to the Merger and associated integration, and divestiture costs related costs related to the sale of the EP Business. The Company also incurred restructuring and other impairment charges of $22.6 million and $19.1 million, in 2023 and 2022, respectively, primarily related to exiting certain end markets and site closures.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2023	2022 (1)	2021 (2)
	(in millions, except per share amounts)
Net sales	$2,026.0	$1,636.9	$930.7
Cost of products sold	1,670.2	1,330.9	747.5
Gross profit	355.8	306.0	183.2
Selling expense	78.9	59.8	32.5
Research and development expense	21.2	18.8	11.8
General expense	246.0	248.5	153.2
Total nonmanufacturing expenses	346.1	327.1	197.5

Goodwill impairment expense	401.0	—	—
Restructuring and other impairment expense	22.6	19.1	1.9
Operating loss	(413.9)	(40.2)	(16.2)
Interest expense	62.2	57.3	40.4
Other income (expense), net	(4.8)	1.0	30.1
Loss from continuing operations before income taxes	(480.9)	(96.5)	(26.5)
Income tax (expense) benefit	(26.8)	27.6	28.2
Net income (loss) from continuing operations	(507.7)	(68.9)	1.7
Income from discontinued operations, net of tax	198.2	62.3	87.2
Net income (loss)	$(309.5)	$(6.6)	$88.9
Dividends to participating securities	(0.7)	(0.9)	(0.6)
Undistributed earnings available to participating securities	—	—	(0.5)
Net income (loss) attributable to common stockholders	$(310.2)	$(7.5)	$87.8

Net income (loss) per share from continuing operations
Basic	$(9.33)	$(1.64)	$0.02
Diluted	$(9.33)	$(1.64)	$0.02
(1) Results during the year ended December 31, 2022 include Neenah from the July 6, 2022 acquisition date to December 31, 2022.
(2) Results during the year ended December 31, 2021 include Scapa from the April 15, 2021 acquisition date to December 31, 2021.

Comparison of the Years Ended December 31, 2023 and 2022

Net Sales

The following table presents net sales by segment (in millions):

	2023	2022	Change	Percent Change
Advanced Technical Materials	$1,610.0	$1,396.2	$213.8	15.3%
Fiber-Based Solutions	416.0	240.7	175.3	72.8%
Total	$2,026.0	$1,636.9	$389.1	23.8%

Net sales of $2,026.0 million during the year ended December 31, 2023 increased $389.1 million, or 23.8% compared to the prior year-end. ATM segment net sales of $1,610.0 million during the year ended December 31, 2023 increased $213.8 million, or 15.3% compared to prior year-end. Sales reflected the full-year impact of the Merger with Neenah, and lower volumes partly offset by higher selling prices and favorable currency translation.

FBS segment net sales of $416.0 million during the year ended December 31, 2023 increased $175.3 million, or 72.8% compared to the prior year-end. Sales reflected the full-year impact of the Merger with Neenah, and lower volume partly offset by higher selling prices.

Gross Profit

The following table presents gross profit (in millions):

				Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Net sales	$2,026.0	$1,636.9	$389.1	23.8%	100.0%	100.0%
Cost of products sold	1,670.2	1,330.9	339.3	25.5%	82.4%	81.3%
Gross profit	$355.8	$306.0	$49.8	16.3%	17.6%	18.7%

Gross profit of $355.8 million during the year ended December 31, 2023 increased $49.8 million, or 16.3%, compared to the prior year-end. ATM gross profit increased $35.4 million, or 13.1% and FBS gross profit increased $14.4 million, or 40.9%, which reflected the full-year impact of the Merger with Neenah, as well as price increases and lower input costs.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

				Percent Change	Percent of Net Sales
	2023	2022	Change		2023	2022
Selling expense	$78.9	$59.8	$19.1	31.9%	3.9%	3.7%
Research and development expense	21.2	18.8	2.4	12.8%	1.0%	1.1%
General expense	246.0	248.5	(2.5)	(1.0)%	12.1%	15.2%
Nonmanufacturing expenses	$346.1	$327.1	$19.0	5.8%	17.0%	20.0%

Nonmanufacturing expenses of $346.1 million during the year ended December 31, 2023 increased $19.0 million, or 5.8%, compared to the prior year-end primarily driven by the full-year impact of the Merger with Neenah including integration related costs.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

				Percent of Net Sales
	2023	2022	Change	2023	2022
Advanced Technical Materials	$12.4	$17.2	$(4.8)	0.8%	1.2%
Fiber-Based Solutions	9.9	1.1	8.8	2.4%	0.5%
Unallocated expenses	0.3	0.8	(0.5)
Total	$22.6	$19.1	$3.5	1.1%	1.2%

The Company incurred total restructuring and other impairment expense of $22.6 million in the year ended December 31, 2023, compared to $19.1 million in the year ended December 31, 2022, an increase of $3.5 million, or 18.3%.

In the current year period, restructuring and other impairment expense in the ATM segment of $12.4 million was comprised of fixed asset and certain other asset impairments related to facilities where we have announced closures or have classified as held for sale. The facility actions are primarily a result of decisions to exit certain product end markets amid ongoing manufacturing optimization efforts. The facilities are expected to cease operations in 2024 and one facility is expected to be sold in Q1 of 2024. The Company recognized $17.2 million of restructuring and other impairment expense in the prior-year period in the ATM segment primarily due to a $12.9 million impairment of certain assets in conjunction with the divestiture of a portion of the ATM segment serving the industrials end market. The assets were sold during the third quarter of 2022 for net proceeds of $4.6 million and a loss of $0.4 million.

In the FBS segment, the Company incurred $9.9 million of restructuring and other impairment expense for the year ended December 31, 2023 related to long-lived assets at our Eerbeek, Netherlands facility. An impairment assessment was performed after significant changes in market conditions, including the entrance of new competitors and products caused management to revise our long-term view on pricing and volume recovery. The impairment reduced the carrying value of the assets to fair value, which was determined using management estimates for future cash flows. In the prior-year period, restructuring and other impairment expense in the FBS segment of $1.1 million was related to closed facilities.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

				Percent Change	Return on Net Sales
	2023	2022	Change		2023	2022
Advanced Technical Materials	$(281.5)	$98.8	$(380.3)	N.M.	(17.5)%	7.1%
Fiber-Based Solutions	4.6	15.0	(10.4)	(69.3)%	1.1%	6.2%
Unallocated expenses	(137.0)	(154.0)	17.0	11.0%
Total	$(413.9)	$(40.2)	$(373.7)		(20.4)%	(2.5)%

Operating loss was $413.9 million in the year ended December 31, 2023, compared to $40.2 million in the year ended December 31, 2022, a decrease of $373.7 million.

In the ATM segment, operating loss in the year ended December 31, 2023 was $281.5 million compared to operating profit of $98.8 million in the year ended December 31, 2022, a decrease of $380.3 million. primarily attributed to a goodwill impairment recorded of $401.0 million. For more information on the goodwill impairment, refer to Note 10. Goodwill of the Notes to Consolidated Financial Statements. In the FBS segment, operating profit in the year ended December 31, 2023 was $4.6 million, a decrease of $10.4 million, or 69.3%, compared to the prior year-end.

Unallocated expenses in the year ended December 31, 2023 were $137.0 million, a decrease of $17.0 million, or 11.0%, compared to the prior year-end. The decrease compared to the prior year period is primarily due to the higher integration related costs incurred in the prior year period.

Interest Expense

Interest expense was $62.2 million in the year ended December 31, 2023, an increase of $4.9 million, or 8.6%, compared to the year ended December 31, 2022.  Interest expense increased mainly due to the incremental expense of assuming Neenah's debt and higher average interest rates.

The weighted average effective interest rate on our debt facilities, including the impact of interest rate hedges, was approximately 5.98% and 5.11% for the years-ended December 31, 2023 and 2022, respectively.

Other Income (Expense), Net

Other income (expense), net was expense of $4.8 million in the year ended December 31, 2023 compared to income of $1.0 million for the year ended December 31, 2022, an increase in expense of $5.8 million. The increase in expense was driven by legal and tax settlement expenses.

Income Taxes

The $26.8 million expense and $27.6 million benefit for income taxes in the years-ended December 31, 2023 and 2022, respectively, resulted in an effective tax rate of (5.6)% compared with 28.6% in the prior year. The net change was primarily due to adjustments to valuation allowances, non-deductible goodwill impairment, and acquisition related nondeductible expenses due to the Merger.

Net Loss and Loss per Share

Net loss in the year ended December 31, 2023 was $507.7 million, or $9.33 per diluted share, compared to net loss of $68.9 million, or $1.64 per diluted share, during the prior year period.

For a comparison of the Company’s results of operations for the year ended December 31, 2022 to the year ended December 31, 2021, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on March 1, 2023.

Discontinued Operations

Net income from discontinued operations in the year ended December 31, 2023 was $198.2 million, or $3.64 per diluted share, compared to net income of $62.3 million, or $1.46 per diluted share, during the prior year period. The Company recorded a gain on sale of the EP business of $176.3 million ($170.0 million, net of income taxes) in discontinued operations in the year ended December 31, 2023. The gain and cash proceeds are subject to customary working capital adjustments during a specified period following the sale close date.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity & Debt Overview

As of December 31, 2023, the Company had $1,104.6 million of total debt, a decrease of $585.4 million year over year, $120.2 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $333.6 million. Per the terms of the Company's amended Credit Agreement, net leverage was 3.93 at December 31, 2023, versus a current maximum covenant ratio of 4.50x. The Company’s nearest debt maturity is our 6.875% senior unsecured notes which are due in 2026.

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

Cash Requirements

As of December 31, 2023, $117.3 million of our $120.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $37.5 million for the year ended December 31, 2023. We believe that our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plans, and dividend payments.

Cash Provided by Operations

Net cash provided by operations was $76.6 million in the year ended December 31, 2023, compared with $124.6 million in the prior year. The decrease was related to year-over-year movements in working capital related cash flows. The Company incurred significant costs for advisory fees, transaction expenses, and integration costs all related to the Merger and the EP business sale.

Working Capital

As of December 31, 2023, we had net operating working capital (excluding Current assets held for sale of discontinued operations and Current liabilities held for sale of discontinued operations) of $433.9 million including cash and cash equivalents of $120.2 million, compared with net operating working capital of $411.7 million including cash and cash equivalents of $101.1 million as of December 31, 2022. The increase is attributable primarily to an increase in cash.

In the year ended December 31, 2023, net changes in operating working capital decreased cash flow by $19.8 million primarily related to decreases in accounts payable and other current liabilities. In 2022, net changes in operating working capital increased cash flow by $63.1 million. The most significant prior year working capital related cash inflow was related to the decrease in accounts receivables as a result of the accounts receivable sales agreement entered into during the prior year. Refer to Note 6. Accounts Receivable, Net of the Notes to Consolidated Financial Statements for further information on our accounts receivable sales programs.

Cash Used in Investing

Cash used for investing activities in the year ended December 31, 2023 was $61.4 million compared to $469.3 million in the prior year. Cash used in investing activities for the current year was mainly attributable to capital spending, and reflected the addition of the Neenah operations. Cash used in investing activities in the prior year reflects Merger consideration of $518.5 million related to the repayment on Neenah’s outstanding debt and acquisition related costs incurred by Neenah, partially offset by $55.9 million cash acquired. In addition, capital spending in the prior year was $45.6 million, partially offset by $35.8 million received from settlement of cross-currency swap contracts.

Cash Provided by Financing Activities

Cash used in financing activities in the year ended December 31, 2023 was $662.0 million compared to cash provided by financing activities of $332.5 million in the prior year. During the year ended December 31, 2023, financing activities primarily consisted of payments on our long-term debt of $834.6 million, $241.0 million of borrowings under the revolving credit facility and $55.3 million of dividends paid to the Company's stockholders.

During the year ended December 31, 2022, financing activities consisted primarily of $774.9 million of proceeds from borrowings under the Delayed Draw Term Loan Facility and Revolving Facility. The proceeds from the Delayed Draw Term Loan was used to repay Neenah's outstanding debt of $504.9 million upon consummation of the Merger. Refer to Note 5. Business Acquisition of the Notes to Consolidated Financial Statements for further discussion of the total Merger consideration. The proceeds were partially offset by $340.6 million of payments on our long-term debt, which includes a pay down of $227.0 million on our Revolving Facility, $72.2 million in cash paid for dividends declared to the Company's stockholders, and $22.1 million of payments for debt issuance costs associated with the amendment of our Credit Agreement and the Bridge Facility, as discussed in Note 14. Debt of the Notes to Consolidated Financial Statements.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 21, 2024, we announced a cash dividend of $0.10 per share payable on March 22, 2024, to stockholders of record as of the close of business on March 8, 2024. The covenants contained in our Indenture and amended Credit Agreement, each, as defined below in "Debt Instruments and Related Covenants," require that we maintain certain financial ratios, as disclosed in Note 14. Debt of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2023 we repurchased 659,146 shares of our common stock at a cost of $10.7 million, of which $8.0 million were repurchased as part of the share buyback program authorized by the Board of Directors in August 2023. In 2022, we repurchased 273,027 shares of our common stock at a cost of $6.9 million. Shares that are not part of the buyback program are repurchased for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the years-ended (in millions):

	Years Ended December 31,
	2023	2022
Proceeds from long-term debt	$241.0	$774.9
Payments on long-term debt	(834.6)	(340.6)
Net (payments) proceeds from borrowings	$(593.6)	$434.3

Net repayments from borrowings were $593.6 million during the year ended December 31, 2023 compared to net proceeds from borrowings of $434.3 million during the prior year-end.

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

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. Refer to Note 14. Debt of the Notes to Consolidated Financial Statements for additional information about the Term Loan B Facility. The balance under the Term Loan B Facility was $160.5 million as of December 31, 2023.

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

On July 5, 2022, in connection with the consummation of the Merger, the Company borrowed $650.0 million under the Delayed Draw Term Loan Facility. The funds were used to repay all of Neenah's outstanding debt of $445.9 million under its term loan B facility and $59.0 million under its global secured revolving credit facility, as well as pay down $100.0 million of our Revolving Facility. In addition, we terminated the Bridge Facility. Refer to Note 14. Debt of the Notes to Consolidated Financial Statements, for further information related to the Delayed Draw Term Loan Facility. In addition, upon consummation of the Merger, we assumed Neenah's project financing agreement for the construction of a melt blown machine (the "German Loan Agreement"). The German Loan Agreement provided €10.0 million ($10.7 million as of May 30, 2022) of construction financing which is secured by the melt blown machine. Refer to Note 14. Debt of the Notes to Consolidated Financial Statements for further information related to the German Loan Agreement.

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

On September 29, 2023, the Company further amended its Credit Agreement to permit the consummation of the sale of the Company's EP business. Under the terms of the Amended Credit Agreement, Mativ will continue to be required to maintain certain financial ratios and comply with certain financial covenants consistent with the Prior Agreement, including a requirement to maintain a maximum net debt to EBITDA ratio of (a) 4.75 to 1.00 for the consecutive trailing four fiscal quarter period ended September 30, 2023, (b) (i) solely if the Transaction has not been completed on or before December 31, 2023, 4.75 to 1.00, or (ii) otherwise, 4.50 to 1.00, for such period ended December 31, 2023, and (c) 4.50 to 1.00 for such period ended March 31, 2024 and thereafter.

In December 2023, $641.2 million of cash from proceeds from the sale of the Company's Engineered Papers business was used to repay a portion of our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, and Delayed Draw Term Loan Facility.

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

Borrowings under the Term Loan B Facility will bear interest, equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0%) plus 3.75%.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio has decreased quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2023. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants. The determination of the forecasted financial covenants requires management to make significant estimates and assumptions related to forecasts of future cash flows, future net debt, and future benefits from Merger synergies. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”), net debt, and benefits from Merger synergies may result in a significantly different estimate of our forecasted financial covenant ratios.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at December 31, 2023 and December 31, 2022 were 53.8% and 58.9%, respectively.

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

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and a third-party financial institution as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned subsidiaries that is a borrower under or that guarantees obligations under the amended Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2023.

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2022 and 2021, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on March 1, 2023.

Notional Cash Pooling

On November 15, 2022, certain of the Company’s subsidiaries entered into a notional cash pooling arrangement with a third-party financial institution to manage global liquidity requirements. As part of the pooling agreement, the participating subsidiaries combine their cash balances in pooling accounts at a third-party financial institution with the ability to offset bank overdrafts of one participant against the positive cash account balances held by another participant. Under the terms of the notional pooling agreement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the Consolidated Balance Sheets.

Other Factors affecting Liquidity and Capital Resources

Debt Interest Obligations. Debt interest obligations as of December 31, 2023 amount to $294.9 million over the next five years, Approximately $88.0 million, $87.9 million, and $82.2 million is due annually in 2024, 2025, and 2026, respectively, with the remainder being due in 2027 and 2028.

Other Obligations. We have certain purchase obligations as of December 31, 2023, under which we are required to make minimum payments for goods and services including raw materials, capital projects and energy. These obligations amount to approximately $79.2 million of which $69.4 million is obligated over the next year and the remainder is obligated over the next five years.

Tax Act Transaction Obligations. On December 22, 2017, the United States enacted the Tax Act into law, which requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Companies may elect to pay the tax over eight years based on an installment schedule outlined in the Tax Act. We have made this election and our transition tax due as a contractual obligation.as of December 31, 2023 is $13.9 million of which $6.2 million is due in the next year and $7.7 million is due in 2025. We have no obligations due in the years 2026 through 2028 and thereafter.

OUTLOOK

As outlined in Note 22. Subsequent Event of the Notes to Consolidated Financial Statements, the Company plans to reorganize into two new segments starting in the first quarter of 2024: Filtration & Advanced Materials (FAM), focused primarily on filtration, industrial netting, and protective solutions end markets, and Sustainable & Adhesive Solutions (SAS), focused primarily on the tape, release liners, industrials, healthcare, and packaging and specialty papers end markets.

For both segments, we expect our growth outlook to be driven by macro factors affecting our served end-markets, as well as industry demand for many of our key applications.

For our FAM segment, we generally expect to deliver growth exceeding long-term broad economic growth in the U.S and Europe, and, to some extent China (as well as relative outperformance during periods of economic declines).

For the SAS segment, we generally expect to deliver growth relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, profitability, and cash flow, the expected benefits and accretion of the Neenah merger and Scapa acquisition and integration, whether the strategic benefits of the EP Divestiture can be achieved and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

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
•Risks associated with acquisitions, dispositions, strategic transactions and global asset realignment initiatives of Mativ, including the recent EP Divestiture;
•The possibility the Company may be unable to achieve the strategic benefits of the EP Divestiture;
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
•International conflicts and disputes, such as the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas and the broader regional conflict in the Middle East, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;
•Compliance with the FCPA and other anti-corruption laws or trade control laws, as well as other laws governing our operations;
•Risks associated with pandemics and other public health emergencies, including the COVID-19 pandemic and its variant strains;
•The number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, litigation and/or amnesty programs;
•Increased scrutiny from stakeholders related to environmental, social and governance ("ESG") matters, as well as our ability to achieve our broader ESG goals and objectives;
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

We utilize forward and swap contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. As of December 31, 2023, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $44.1 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2023 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2023, a 100 basis point increase in interest rates would result in a $2.6 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2023. As of December 31, 2023, 31.0% and 69.0% of the Company's total debt was fixed and floating interest rate debt, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Refer to Note 15. Derivatives of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2023, the percentage of the Company’s debt subject to fixed and floating rates of interest was 77.0% and 23.0%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the ATM segment and wood pulp is our largest single component of raw material cost in our FBS segment. The per pound price of resin is volatile and may impact the future results of our ATM segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2017 through December 2023, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged between $1,000 to $1,700 per ton. The average list price of NBSK for the year of 2023 was $1,500 per ton.

We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

In our ATM segment, we utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we may be limited in our ability to pass through increases in raw material costs in a timely manner or may be unable to pass through increases to our customers in whole or in part. Further, some of the resins we use in our ATM segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $21.4 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $12.8 million, assuming no compensating change in our selling prices.

Our ATM segment acquires certain specialized pulp from a limited number of global suppliers and certain critical specialty chemicals from a limited number of suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty chemicals. In addition, short-term disruptions in the global supply chain for our raw materials, as experienced in 2022 and 2021, could negatively impact our ability to produce certain products which could adversely impact the mix and volume of products we can provide to our customers. In the event of a long-term disruption in our supply of specialized pulp or specialty chemicals, we believe we would be able to substitute other pulp grades or other specialty chemicals that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or specialty chemicals would have a material effect on our operations in the long run.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass-through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $6.0 million, assuming no compensating change in our selling prices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net sales	$2,026.0	$1,636.9	$930.7
Cost of products sold	1,670.2	1,330.9	747.5
Gross profit	355.8	306.0	183.2

Selling expense	78.9	59.8	32.5
Research and development expense	21.2	18.8	11.8
General expense	246.0	248.5	153.2
Total nonmanufacturing expenses	346.1	327.1	197.5

Goodwill impairment expense	401.0	—	—
Restructuring and other impairment expense	22.6	19.1	1.9
Operating loss	(413.9)	(40.2)	(16.2)
Interest expense	62.2	57.3	40.4
Other income (expense), net	(4.8)	1.0	30.1
Loss from continuing operations before income taxes	(480.9)	(96.5)	(26.5)
Income tax (expense) benefit	(26.8)	27.6	28.2
Net income (loss) from continuing operations	(507.7)	(68.9)	1.7
Income from discontinued operations, net of tax	198.2	62.3	87.2
Net income (loss)	(309.5)	(6.6)	88.9
Dividends to participating securities	(0.7)	(0.9)	(0.6)
Undistributed earnings available to participating securities	—	—	(0.5)
Net income (loss) attributable to common stockholders	$(310.2)	$(7.5)	$87.8

Net income (loss) per share - basic:
Income (Loss) per share from continuing operations	$(9.33)	$(1.64)	$0.02
Income per share from discontinued operations	3.64	1.46	2.81
Basic	$(5.69)	$(0.18)	$2.83

Net income (loss) per share – diluted:
Income (Loss) per share from continuing operations	$(9.33)	$(1.64)	$0.02
Income per share from discontinued operations	3.64	1.46	2.78
Diluted	$(5.69)	$(0.18)	$2.80

Weighted average shares outstanding:
Basic	54,506,900	42,442,200	31,030,400
Diluted	54,506,900	42,442,200	31,400,300
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(309.5)	$(6.6)	$88.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35.5	(26.2)	(24.4)
Less: Reclassification of foreign currency translation adjustment due to sale of a business, net of tax	124.9	—	—
Unrealized gain on derivative instruments	5.0	35.4	6.1
Less: Reclassification adjustment for (gain) loss on derivative instruments included in net income (loss)	(21.5)	10.9	5.1
Net gain (loss) from postretirement benefit plans	(9.9)	2.6	3.3
Less: Amortization of postretirement benefit plans' costs included in net periodic benefit cost	0.5	0.9	2.8
Other comprehensive income (loss)	$134.5	$23.6	$(7.1)
Comprehensive income (loss)	$(175.0)	$17.0	$81.8
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$120.2	$101.1
Accounts receivable, net	176.5	178.2
Inventories, net	352.9	414.6
Income taxes receivable	30.6	19.4
Other current assets	32.3	27.6
Current assets held for sale of discontinued operations	—	233.8
Total current assets	712.5	974.7
Property, plant and equipment, net	672.5	691.5
Finance lease right-of-use assets	18.2	17.3
Operating lease right-of-use assets	45.6	30.6
Deferred income tax benefits	6.4	34.4
Goodwill	474.1	844.2
Intangible assets, net	631.3	710.3
Other assets	81.8	110.1
Noncurrent assets held for sale of discontinued operations	—	256.1
Total assets	$2,642.4	$3,669.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$2.8	$33.6
Finance lease liabilities	1.4	0.9
Operating lease liabilities	9.9	8.5
Accounts payable	139.3	180.6
Income taxes payable	14.3	10.2
Accrued expenses and other current liabilities	113.7	129.0
Current liabilities held for sale of discontinued operations	—	103.4
Total current liabilities	281.4	466.2
Long-term debt	1,101.8	1,656.4
Finance lease liabilities, noncurrent	18.2	17.6
Operating lease liabilities, noncurrent	35.3	25.0
Long-term income tax payable	7.7	13.9
Pension and other postretirement benefits	62.2	60.3
Deferred income tax liabilities	142.3	152.1
Other liabilities	44.4	31.5
Noncurrent liabilities held for sale of discontinued operations	—	66.9
Total liabilities	1,693.3	2,489.9

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	December 31, 2022
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 54,211,124 and 54,929,973 shares issued and outstanding at December 31, 2023 and 2022, respectively	5.4	5.5
Additional paid-in-capital	669.6	658.5
Retained earnings	235.0	610.7
Accumulated other comprehensive income (loss), net of tax	39.1	(95.4)
Total stockholders' equity	949.1	1,179.3
Total liabilities and stockholders' equity	$2,642.4	$3,669.2
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions, except per share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2020	31,324,745	$3.1	$92.2	$666.2	$(111.9)	$649.6
Net income	—	—	—	88.9	—	88.9
Other comprehensive loss, net of tax	—	—	—	—	(7.1)	(7.1)
Dividends paid ($1.76 per share)	—	—	—	(55.3)	—	(55.3)
Restricted stock issuances, net	201,261	—	—	—	—	—
Stock-based employee compensation expense	—	—	8.4	—	—	8.4
Stock issued to directors as compensation	2,347	—	1.1	—	—	1.1
Purchases and retirement of common stock	(78,790)	—	—	(3.4)	—	(3.4)
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net loss	—	—	—	(6.6)	—	(6.6)
Other comprehensive income, net of tax	—	—	—	—	23.6	23.6
Dividends paid ($1.68 per share)	—	—	—	(72.2)	—	(72.2)
Restricted stock issuances, net	867,897	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	20.2	—	—	20.2
Stock issued to directors as compensation	10,079	—	1.1	—	—	1.1
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(273,027)	—	—	(6.9)	—	(6.9)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(309.5)	—	(309.5)
Other comprehensive income, net of tax	—	—	—	—	134.5	134.5
Dividends paid ($1.00 per share)	—	—	—	(55.7)	—	(55.7)
Restricted stock issuances, net	(76,947)	—	—	—	—	—
Stock options exercised	813	—	—	—	—	—
Stock-based employee compensation expense	—	—	10.2	—	—	10.2
Stock issued to directors as compensation	16,431	—	1.0	—	—	1.0
Purchases and retirement of common stock	(659,146)	(0.1)	(0.1)	(10.5)	—	(10.7)
Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Operating
Net income (loss)	$(309.5)	$(6.6)	$88.9
Less: Income from discontinued operations	198.2	62.3	87.2
Income (loss) from continuing operations	(507.7)	(68.9)	1.7
Non-cash items included in net income (loss):
Depreciation and amortization	147.8	109.9	67.1
Amortization of deferred issuance costs	7.6	6.4	4.0
Goodwill Impairment	401.0	—	—
Other impairments	18.2	13.8	1.6
Deferred income tax	23.8	(28.9)	(29.0)
Pension and other postretirement benefits	(8.3)	(6.5)	(1.1)
Stock-based compensation	10.5	20.4	8.5
Gain on sale of assets	—	(2.9)	(35.2)
(Gain) loss on foreign currency transactions	4.8	(7.5)	(3.5)
Other non-cash items	(12.7)	2.1	(7.1)
Cash received from settlement of interest swap agreements	16.4	23.6	—
Other operating	(5.0)	—	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	2.0	157.1	2.7
Inventories	52.2	(62.9)	(15.9)
Prepaid expenses	(0.2)	(0.2)	0.9
Accounts payable and other current liabilities	(64.4)	(15.3)	(3.3)
Accrued income taxes	(9.4)	(15.6)	1.1
Net changes in operating working capital	(19.8)	63.1	(14.5)
Net cash provided by (used in) operating activities of:
Continuing operations	76.6	124.6	(7.5)
Discontinued operations	30.0	77.6	65.5
Net cash provided by operations	106.6	202.2	58.0
Investing
Capital spending	(66.0)	(45.6)	(19.4)
Capitalized software costs	(0.4)	(2.6)	(2.8)
Acquisitions, net of cash acquired	—	(462.5)	(630.5)
Proceeds from sale of assets	—	7.5	35.2
Cash received from settlement of cross-currency swap contracts	—	35.8	—
Other investing	5.0	(1.9)	(0.8)
Net cash provided by (used in) investing of:
Continuing operations	(61.4)	(469.3)	(618.3)
Discontinued operations	608.6	(12.0)	(18.1)
Net cash provided by (used in) investing	547.2	(481.3)	(636.4)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Financing
Cash dividends paid	(55.3)	(72.2)	(55.3)
Proceeds from long-term debt	241.0	774.9	743.5
Payments on long-term debt	(834.6)	(340.6)	(54.3)
Payments for debt issuance costs	(1.5)	(22.1)	(14.6)
Payments on financing lease obligations	(1.0)	(0.6)	(15.3)
Purchases of common stock	(10.6)	(6.9)	(3.4)
Net cash provided by (used in) financing of:
Continuing operations	(662.0)	332.5	600.6
Discontinued operations	(0.9)	(1.0)	(0.7)
Net cash provided by (used in) financing	(662.9)	331.5	599.9
Effect of exchange rate changes on cash and cash equivalents	4.9	(2.7)	(1.5)
Increase (decrease) in cash and cash equivalents	(4.2)	49.7	20.0
Cash and cash equivalents at beginning of period	124.4	74.7	54.7
Cash and cash equivalents at end of period	$120.2	$124.4	$74.7

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$120.2	$101.1	$71.2
Cash and cash equivalents included in current assets held for sale of discontinued operations	—	23.3	3.5
Cash and cash equivalents at end of period	$120.2	$124.4	$74.7

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$121.4	$84.6	$47.4
Cash paid for taxes, net	$37.5	$26.0	$22.4
Capital spending in accounts payable and accrued liabilities	$10.1	$14.6	$6.3
Merger non-cash consideration	$—	$537.9	$—
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Nature of Business

Mativ Holdings, Inc. is a global leader in manufacturing specialty materials, making material impacts on the world every day through a wide range of critical components and engineered solutions that solve our customers’ most complex challenges. Mativ manufactures globally through our family of business-to-business and consumer product brands. Mativ targets premium applications across diversified and growing end-markets, from filtration to healthcare to sustainable packaging and more. Our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of our customers’ products across multiple stages of the value chain.

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") completed its previously announced merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company"). Effective with the Merger, the Company changed the name of its two reportable segments to: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). There was no change to the historical reportable segments or historical results for the segments. Refer to Note 21. Segment Information for additional information on our segments.

On August 1, 2023, the Company entered into a final, binding and irrevocable offer letter (the “Offer Letter”) with Evergreen Hill Enterprise Pte. Ltd., an affiliate of PT Bukit Muria Jaya (“Evergreen Hill Enterprise”) pursuant to which Evergreen Hill Enterprise made a binding offer (the “Offer”) to acquire the Company’s Engineered Papers business ("EP business") for $620.0 million in cash, subject to customary closing date adjustments (the “EP Divestiture”). Pursuant to the terms of the Offer Letter, following the conclusion of the required employee consultation process with its French works councils (the "French Consultation Process"), the Company accepted Evergreen Hill Enterprise's Offer and countersigned the Purchase Agreement, dated as of August 1, 2023 (the "Purchase Agreement"), with respect to the EP Divestiture on October 4, 2023. Effective with the Offer, the EP business is presented as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the EP business are classified as held for sale, and certain prior period amounts have been retrospectively revised to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. On November 30, 2023 the Company completed the sale of EP business. With the sale of the EP business, Mativ ceased participating in the tobacco-related products market. Upon closing of the transaction, the Company recorded a gain on sale of $176.3 million ($170.0 million, net of income taxes) and released certain material deferred tax valuation allowances. The gain and cash proceeds are subject to customary working capital adjustments during a specified period following the sale close date. Refer to Note 9. Discontinued Operations for more information on the discontinued operations and transaction.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications

Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation for comparative purposes. Prior year's classification of certain end-markets in the legacy SWM Advanced Materials & Structures segment have been reclassified to conform to the current year presentation of ATM's end-markets for comparative purposes.

Certain prior year amounts in the reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes have been reclassified to conform to the current year presentation for comparative purposes. Certain prior year amounts in the Net deferred income tax assets (liabilities) have been reclassified to conform to the current year presentation for comparative purposes.

Certain current and prior year amounts on the Consolidated Statements of Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements have been reclassified to conform to the current year presentation as continuing and discontinued operations and for comparative purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries.

Effective with the Offer, the EP business is presented as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the EP business are classified as held for sale, and certain prior period amounts have been retrospectively revised to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 9. Discontinued Operations for more information on the discontinued operation and transaction.

The financial statements and information set forth herein is as of and for the year ended December 31, 2023 and represent the merged company operations of SWM and Neenah and their respective subsidiaries on a consolidated basis effective as of July 6, 2022 as a result of the Merger. Because SWM was deemed the accounting acquirer under GAAP, the historical financial statements of SWM are presented as the historical financial statements of the consolidated company prior to the Merger. Accordingly, references to "Mativ," "the Company," "we," or "our" means SWM and its subsidiaries when referring to periods prior to the Merger, and means Mativ Holdings, Inc. when referring to the periods after the Merger.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include, but are not limited to, inventory valuation, goodwill valuation, useful lives of tangible and intangible assets, business acquisitions, equity-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, taxes and contingencies.

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

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $4.4 million, $6.9 million, and $6.1 million of royalty income during the years ended December 31, 2023, 2022 and 2021 respectively, which was included in Net sales in the Consolidated Statements of Income (Loss).

Foreign Currency Translation

The income statements of foreign entities are translated into U.S. dollars at average exchange rates prevailing during the periods presented. The balance sheets of these entities are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in a separate component of Accumulated other comprehensive income (loss), net of tax ("AOCI") in the Consolidated Balance Sheets as unrealized foreign currency translation adjustments.

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts, included in Other income (expense), net, in the Consolidated Statements of Income (Loss) were losses of $1.7 million, $1.8 million, and $6.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. Refer to Note 15. Derivatives for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals. Contractually restricted cash included in Cash and cash equivalents in the Consolidated Balance Sheets was $0.6 million at December 31, 2023 and 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as Goodwill in the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $45.5 million, and $8.7 million during the years ended December 31, 2022, and 2021, respectively. There were no acquisition costs during the year ended December 31, 2023. Refer to Note 5. Business Acquisition for additional information.

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

Alternatively, we may also bypass the Step 0 Test and proceed directly to the goodwill impairment test, where the fair value of the reporting unit is compared to the carrying value. The difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill. Refer to Note 10. Goodwill for further discussion of the Company's annual impairment test results. During the year ended December 31, 2023, we performed an interim quantitative goodwill impairment test, which resulted in a non-cash impairment charge of $401.0 million in the third quarter of 2023. We performed a qualitative assessment during the annual testing performed as of October 1, 2023, which resulted in no additional impairment.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $5.0 million, $4.4 million, and $2.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. Accumulated amortization of capitalized software costs was $30.9 million and $36.5 million at December 31, 2023 and 2022, respectively. Refer to Note 12. Other Assets for additional information.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

Comprehensive Income (Loss)

Comprehensive income (loss) includes Net Loss (Income), as well as items charged and credited directly to stockholders' equity, which are excluded from Net Loss (Income). The Company has presented comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated Other comprehensive income (loss), net of tax are presented in Net sales, Other income (expense), or Interest expense in the Consolidated Statements of Income (Loss). In conjunction with the sale of the EP business, $133.8 million of foreign currency translation adjustments (losses) and $8.9 million of deferred gains associated with net investment hedges settled in prior periods was released from AOCI and recognized within income from discontinued operations, net of tax. Refer to Note 15. Derivatives for additional information. Amortization of accumulated pension and other postretirement benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 18. Postretirement and Other Benefits.

Components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	December 31,
	2023	2022
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.3 million and $2.5 million at December 31, 2023 and 2022, respectively	$(20.3)	$(10.9)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $12.8 million and $12.9 million at December 31, 2023 and 2022, respectively	27.9	44.4
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $14.6 million and $17.0 million at December 31, 2023 and 2022, respectively	31.5	(128.9)
Accumulated other comprehensive income (loss), net of tax	$39.1	$(95.4)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended December 31,
	2023			2022			2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(11.2)	$1.8	$(9.4)	$9.9	$(6.4)	$3.5	$8.9	$(2.8)	$6.1
Derivative instrument adjustments	(16.6)	0.1	(16.5)	61.3	(15.0)	46.3	11.9	(0.7)	11.2
Foreign currency translation adjustments	35.4	0.1	35.5	(33.7)	7.5	(26.2)	(23.8)	(0.6)	(24.4)
Reclassification of foreign currency translation to income	127.4	(2.5)	124.9	—	—	—	—	—	—
Total	$135.0	$(0.5)	$134.5	$37.5	$(13.9)	$23.6	$(3.0)	$(4.1)	$(7.1)

Disclosures regarding the amounts reclassified from AOCI to income for pensions and derivatives are separately disclosed in Note 18. Postretirement and Other Benefits and Note 15. Derivatives.

Restricted Stock

All of the Company's restricted stock unit grants, vest upon completion of a specified period of time, typically between one and three years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of restricted stock units related to continued service requirements as they occur. A summary of outstanding restricted stock units awards as of December 31, 2023 and 2022 is included in Note 19. Stockholders' Equity.

Long-term Incentive Plan Performance Share Units

The Company's long-term incentive compensation program ("LTICP") for key employees includes an equity-based award component that is provided through the Long-term Incentive Plan ("LTIP"), which the Company adopted in 2015. The objectives under the LTICP are established at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTICP and LTIP and determines the equity-based award opportunity in the form of performance share units for each performance cycle, which is generally measured on the basis of a three-year performance period (the measurement period). The performance share units are sized after the performance period is completed, and vest at a predetermined date thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform and the discontinuance of the London Interbank Offered Rate ("LIBOR") if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. The provisions of ASU 2020-04 and ASU 2022-06 were adopted effective April 1, 2022 and did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendment enhances reportable segment disclosure requirements, primarily regarding significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. The amendments in this ASU are effective on a retrospective basis for annual periods beginning January 1, 2024, and interim periods within those annual periods beginning January 1, 2025, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendment enhances income tax disclosure requirements, particularly regarding the effective tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.

Note 3. Revenue Recognition

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration. We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Selling expense. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. The remaining performance obligations as of December 31, 2023 are not considered material.

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Years Ended December 31,
	2023			2022			2021
	ATM	FBS	Total	ATM	FBS	Total	ATM	FBS	Total
United States	$753.9	$347.0	$1,100.9	$753.8	$194.6	$948.4	$562.5	$—	$562.5
Europe and the former Commonwealth of Independent States	525.5	20.9	546.4	368.8	12.4	381.2	193.8	—	193.8
Asia/Pacific	184.2	22.5	206.7	152.3	18.7	171.0	124.9	—	124.9
Americas (excluding U.S.)	103.4	22.1	125.5	86.0	12.7	98.7	31.4	—	31.4
Other foreign countries	43.0	3.5	46.5	35.3	2.3	37.6	18.1	—	18.1
Net sales(1)	$1,610.0	$416.0	$2,026.0	$1,396.2	$240.7	$1,636.9	$930.7	$—	$930.7
    (1) Net sales include net hedging gains and losses for the years ended December 31, 2022 and 2021.

ATM is comprised of the legacy SWM Advanced Materials & Structures segment and certain legacy Neenah segments allocated to ATM based on performance, market focus, technologies, and reporting structure. FBS is substantially comprised of the legacy Neenah Fine Paper and Packaging segment. As a result of the EP Divestiture, the EP Business is presented as a discontinued operation and no longer reported in the FBS reportable segment. Refer to Note 21. Segment Information for additional information on our segments.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net sales as a percentage by end-market for the ATM business were as follows:

	Years Ended December 31,
	2023	2022
Industrials	33%	34%
Protective solutions	16%	22%
Filtration	25%	21%
Healthcare	16%	16%
Release liners	10%	7%
Net sales(1)	100%	100%
(1) Net sales includes Neenah effective July 6, 2022.

The FBS segment supplies customers serving generally both growing and mature end-markets including sustainable premium packaging solutions, imaging and communication, home & office, consumer goods, and other applications.

There were no customers in the ATM segment and in the FBS segment which made up 10% or more of the Company's 2023, 2022 or 2021 consolidated net sales.

Note 4. Leases

The Company leases certain office space, warehouses, manufacturing facilities, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we recognize lease expense for these short-term leases in General expense in the Consolidated Statements of Income (Loss) on a straight-line basis over the lease term. For leases without lease terms (e.g., month-to-month leases), lease expense is recognized as incurred and no asset or liability is recorded for these leases.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of lease expense incurred by the Company are as follows (in millions):

	Years Ended December 31,
	2023	2022
Finance lease cost (cost resulting from lease payments):
Interest expense on lease liabilities	$1.4	$0.7
Amortization of right-of-use assets	1.4	0.8
Operating lease cost	11.3	9.8
Short-term lease expense	1.7	3.3
Variable lease expense	—	0.6
Sublease income	(0.1)	—
Total lease cost	$15.7	$15.2

The following table represents future contractual lease liabilities for finance and operating leases at December 31, 2023 (in millions):

	Finance	Operating	Total
2024	$2.5	$12.6	$15.1
2025	2.8	10.3	13.1
2026	2.8	7.5	10.3
2027	2.8	6.4	9.2
2028	1.8	5.1	6.9
Thereafter	19.7	15.5	35.2
Total lease payments	$32.4	$57.4	$89.8
Less: Interest	12.8	12.2	25.0
Present value of lease liabilities	$19.6	$45.2	$64.8

Weighted-average remaining lease term (in years) and discount rate are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	8.4	4.8
Finance leases	14.1	15.7
Weighted-average discount rate:
Operating leases	6.31%	5.39%
Finance leases	7.49%	7.61%

Supplemental cash flow information related to leases are as follows (in millions):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.3	$9.9
Operating cash flows from finance leases	1.4	0.7
Leased assets obtained in exchange for new finance lease liabilities	2.0	16.1
Leased assets obtained in exchange for new operating lease liabilities	25.1	20.6

Refer to the Consolidated Statements of Cash Flows for information on payments on financing lease obligations.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's leased office space for its previous headquarters in Alpharetta, GA will terminate in December 2024. We entered into a new lease for our headquarters that commenced on July 1, 2023 which will expire after 12.5 years, unless terminated sooner.

Note 5. Business Acquisition

On March 28, 2022, the Company entered into an Agreement and Plan of Merger to combine with Neenah, Inc. ("Neenah"), a specialty materials company incorporated in Delaware, in an all-stock merger of equals (the "Merger Agreement"), to create a global leader in specialty materials, accelerate growth and innovation, as well as achieve cost synergies. The Merger was approved by the shareholders of both the Company and Neenah on June 29, 2022 and was completed on July 6, 2022. Under the terms of the Merger Agreement, which was unanimously approved by the board of directors of both companies, Neenah merged into a directly owned subsidiary of the Company, with Neenah surviving the Merger as a direct, wholly-owned subsidiary of Mativ.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration paid to merge with Neenah, and the fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

	Final Fair Value Allocation	Adjustments	Preliminary Allocation as of July 6, 2022
Cash and cash equivalents	$55.9	$—	$55.9
Accounts receivable, net	198.1	(8.5)	206.6
Inventories, net	194.5	2.7	191.8
Other current assets	27.8	0.3	27.5
Property, plant and equipment, net	463.2	9.6	453.6
Intangible assets, net	236.9	17.9	219.0
Other assets	42.1	0.3	41.8
Total assets	$1,218.5	$22.3	$1,196.2

Current debt	$1.9	$—	$1.9
Accounts payable and other current liabilities	198.8	(9.1)	207.9
Long-term debt	22.8	—	22.8
Deferred income tax liabilities	86.7	19.0	67.7
Other liabilities	82.4	0.4	82.0
Net assets acquired	$825.9	$12.0	$813.9
Goodwill	230.4	(12.0)	242.4
Total consideration	$1,056.3	$—	$1,056.3

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

During the year ended December 31, 2023, the Company did not recognize any direct and indirect merger-related costs. During the year ended December 31, 2022, the Company recognized direct and indirect costs related to the Merger of $45.5 million predominantly related to severance and termination costs resulting from the change in control, legal and other professional fees. Direct and indirect merger-related costs were expensed as incurred and are primarily included in the General expense in the Company's Consolidated Statements of Income (Loss).

Pro Forma Financial Information (Unaudited)

The unaudited supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Merger had occurred on January 1, 2021. The unaudited supplemental pro forma financial information includes the following adjustments related to the Merger: incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the Merger, acquisition and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred.

The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of continuing operations of the combined business had the Merger occurred as of January 1, 2021 (in millions):

	Years Ended December 31,
	2022	2021
Net sales	$2,238.0	$1,959.2
Net loss	$(13.6)	$(114.1)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Accounts Receivable, Net

Accounts receivable, net is summarized as follows (in millions):

	December 31,
	2023	2022
Trade receivables	$147.2	$144.4
Business tax credits, including VAT	10.2	5.5
Hedge contracts receivable	2.6	3.5
Other receivables	19.7	26.8
Less allowance for doubtful accounts and sales discounts	(3.2)	(2.0)
Total accounts receivable, net	$176.5	$178.2

The following is the activity related to the allowance for doubtful accounts (in millions):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$2.0	$0.8	$0.5
Bad debt expense	1.0	1.6	0.3
Recoveries	—	(0.1)	(0.1)
Write-offs and discounts	0.2	(0.3)	0.1
Ending balance	$3.2	$2.0	$0.8

Transfer of Receivables

On December 23, 2022, the Company entered into an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The maximum funding commitment of the Receivables Sales Agreement is $175.0 million. The agreement has an initial term of three years and can be renewed. Upon entry into the Receivables Sales Agreement, the Company sold $126.0 million of trade receivables.

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

On October 20, 2023, we entered into Amendment No. 1 to the Receivables Sales Agreement (the Receivables Sales Agreement Amendment”). The Receivables Sales Agreement Amendment amends the original Receivables Sales Agreement (the “Amended Receivables Sales Agreement”) to, among other things, (i) reflect the repurchase by the Company from the SPE of all of its accounts receivable and certain related assets previously sold by Company to the SPE (collectively, “Receivables”), (ii) reflect that the Company is no longer an originator of Receivables under the Company’s accounts receivable securitization facility, but remains the servicer and performance guarantor, (iii) reflect the Company’s assignment of 100% of the ownership interests in the SPE to Neenah, such that Neenah will now be able to contribute Receivables to the SPE on a go-forward basis, and (iv) update the maximum Net Debt to EBITDA Ratio to match the level set forth in the Company’s First Lien Credit Agreement as in effect on the date of such amendment.

The amount of receivables pledged as collateral as of December 31, 2023 and 2022 was $27.9 million and $34.2 million respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for transactions under the Amended Receivables Sales Agreement and Reverse Receivables Programs as sales of financial assets, with the associated receivables derecognized from the Company’s Consolidated Balance Sheets. Total fees related to the Receivables Sales Agreement and Reverse Receivables Programs are considered to be a loss on the sale of financial assets. Total fees for the year ended December 31, 2023 were $4.5 million and are recorded in General expense in the Consolidated Statements of Income (Loss). Total fees for the year ended December 31, 2022 were immaterial. Continuous cash activity related to the Amended Receivables Sales Agreement and Reverse Receivables Programs is reflected in cash from operating activities in the Consolidated Statement of Cash Flows.

The following table summarizes the activity under the Amended Receivables Sales Agreement and Reverse Receivables Program (in millions):

	Years Ended December 31
	2023	2022
Trade accounts receivable sold to financial institutions	$1,096.1	$203.4
Cash proceeds from financial institutions	1,094.8	201.8

Note 7. Inventories, Net

Inventories are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material write-offs during the years ended December 31, 2023, 2022, and 2021.

The following table summarizes inventories by major class (in millions):

	December 31,
	2023	2022
Raw materials	$129.9	$162.1
Work in process	50.4	57.9
Finished goods	160.0	180.0
Supplies and other	12.6	14.6
Total inventories	$352.9	$414.6

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Property, other than land, is depreciated on a straight-line

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
basis for financial reporting purposes. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in Cost of products sold or Other income (expense).

Property, plant and equipment (and related depreciable lives) consisted of the following (in millions):

	December 31,
	2023	2022
Land and improvements	$78.3	$75.9
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	191.6	176.4
Machinery and equipment (5 to 20 years)	558.6	526.4
Construction in progress	50.0	45.4
Gross property, plant and equipment	878.5	824.1
Less: Accumulated depreciation	206.0	132.6
Property, plant and equipment, net	$672.5	$691.5

Depreciation expense was $81.7 million, $51.9 million, and $26.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 13. Restructuring and Other Impairment Activities for asset impairment expenses during the year ended December 31, 2023.

Note 9. Discontinued Operations

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

On November 30, 2023 the Company completed the sale of its Engineered Papers business. Upon closing of the transaction, the Company recorded a gain on sale of $176.3 million ($170.0 million, net of income taxes) and released certain material deferred tax valuation allowances. The gain and cash proceeds are subject to customary working capital adjustments during a specified period following the sale close date.

The Engineered Papers business was tested for recoverability as of each balance sheet date since meeting the discontinued operations criteria and the Company concluded that there is no impairment expense to be recognized.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included within the Consolidated Balance Sheet are the following major classes of assets and liabilities, respectively, associated with the discontinued operations (in millions):

December 31, 2022
ASSETS
Cash and cash equivalents	$23.3
Accounts receivable, net	88.6
Inventories, net	120.2
Income taxes receivable	0.4
Other current assets	1.3
Total current assets	233.8
Property, plant and equipment, net	183.5
Operating lease right-of-use assets	5.2
Investment in equity affiliates	59.1
Goodwill	3.0
Other assets	5.3
Total assets of discontinued operations	$489.9
LIABILITIES
Current debt	$1.1
Operating lease liabilities	0.8
Accounts payable	45.1
Income taxes payable	1.2
Accrued expenses and other current liabilities	55.2
Total current liabilities	103.4
Long-term debt	2.9
Operating lease liabilities, noncurrent	4.6
Long-term income tax payable	0.6
Pension and other postretirement benefits	21.3
Deferred income tax liabilities	20.1
Other liabilities	17.4
Total liabilities of discontinued operations	$170.3

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary financial results of discontinued operations were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Net sales	$490.9	$530.5	$509.3
Cost of products sold	373.4	398.9	362.2
Gross profit	117.5	131.6	147.1

Selling expense	13.2	14.4	14.2
Research and development expense	8.6	7.8	8.5
General expense	16.2	17.6	16.7
Total nonmanufacturing expenses	38.0	39.8	39.4

Restructuring and other impairment expense	0.5	0.2	8.2
Operating profit	79.0	91.6	99.5
Interest expense (1)	49.0	28.8	5.7
Other income, net	194.8	9.3	5.8
Income from discontinued operations before income taxes	224.8	72.1	99.6
Income tax expense	29.1	15.0	18.8
Income (loss) from equity affiliates, net of income taxes	2.5	5.2	6.4
Income from discontinued operations, net of tax	$198.2	$62.3	$87.2
(1) Upon the close of the transaction, the Company used a portion of the net proceeds to repay a portion of its outstanding debt amounting to approximately $641.2 million. This debt repayment is based on the triggering of a financial covenant in the loan agreement and interest expense has been allocated to discontinued operations on a pro-rata basis within the Consolidated Statements of Income (Loss) and the Consolidated Statement of Cash Flows based on the outstanding loan balances.

In conjunction with the sale, the Company and Evergreen Hill Enterprise entered into a transition service agreement (“TSA”). Pursuant to the agreement, which remains in effect until the date all services are completed, but no more than twelve months following the closing date of the EP sale, the Company and Evergreen Hill Enterprise will each provide interim support for various functions to facilitate an orderly transfer of business operations. The continuing cash flows generated by the TSA does not constitute significant continuing involvement in the operations of the EP business. Additionally, under the TSA, we settle any receipts received or payments made on behalf of each party’s customers or vendors. As of December 31, 2023, the net fees and receivable from the TSA were immaterial.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge.

Effective July 1, 2023, and as a result of our ongoing integration efforts, we identified a change in our operating segments. While the ATM reportable segment remains as an aggregation of the Company’s highly engineered polymer, resin and fiber-based substrates, nets, films, adhesive tapes, and other non-woven products, the segment was disaggregated into five reporting units due to changes in internal reporting of operating results and related segment level management. Refer to Note 21. Segment Information for additional information on our segments.

Further, during 2023, the sustained impact of macro-economic conditions, an increasingly global competitive environment, moderation in certain projected volume expectations, and a sustained decrease in our share price contributed to the decline in reporting unit fair value. Additionally, management completed a long-term financial model, aligning with the new reporting unit structure during the third quarter. That model’s forecast reflects the higher relative allocation of corporate overhead costs to continuing operations as a result of the proposed sale of our EP business.

As a result, during the year ended December 31, 2023, the Company performed an interim quantitative goodwill impairment test, which resulted in an impairment charge of $401.0 million related to certain reporting units included in the Advanced Technical Materials (“ATM”) reportable segment. The annual tests during the fourth quarters of 2023, 2022 and 2021 resulted in no impairment.

The changes in the carrying amount of goodwill for each reporting segment were as follows (in millions):

	ATM	FBS	Total
Balance at December 31, 2021	$643.4	$1.6	$645.0
Goodwill acquired(1)	215.8	—	215.8
Foreign currency translation and other(2)	(16.6)	—	(16.6)
Balance at December 31, 2022	$842.6	$1.6	$844.2
Goodwill acquired(3)	16.0	—	16.0
Goodwill impairment(4)	(401.0)	—	(401.0)
Foreign currency translation and other	14.9	—	14.9
Balance at December 31, 2023	$472.5	$1.6	$474.1
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
(3) Related to the measurement period adjustments for the Merger.
(4) Recorded in the third quarter of 2023.

Accumulated impairment loss for the FBS segment was $2.7 million as of December 31, 2023 and 2022. Accumulated impairment loss for the ATM segment was $401.0 million as of December 31, 2023 and there was no accumulated impairment loss as of December 31, 2022.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Intangible Assets, Net

The Company had $593.6 million and $37.7 million of intangible assets in the ATM segment and FBS segment, respectively, as of December 31, 2023 and $652.5 million and $57.8 million in the ATM segment and FBS segment, respectively, as of December 31, 2022. The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$743.8	$209.4	$534.4
Developed technology	71.8	34.1	37.7
Trade names	32.7	6.4	26.3
Acquired technology	20.8	4.5	16.3
Non-compete agreements	2.9	2.8	0.1
Patents	1.9	0.9	1.0
Total(1)(2)	$873.9	$258.1	$615.8

Unamortized Intangible Assets
Trade names	$15.5	$—	$15.5
(1) Includes a decrease of $26.0 million related to measurement period adjustments for the Merger recognized during the year ended December 31, 2023.
(2) Includes $0.7 million intangible asset impairment for the year ended 2023.

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

Amortization expense of intangible assets was $61.0 million, $53.4 million, and $39.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Finite-lived intangibles in the ATM segment are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the estimated aggregate amortization expense as of December 31, 2023 (in millions):

2024	$61.6
2025	$60.8
2026	$60.7
2027	$60.7
2028	$56.1

Note 12. Other Assets

Other assets consisted of the following (in millions):

	December 31,
	2023	2022
Capitalized software costs, net of accumulated amortization	$8.4	$15.6
Grantor trust assets	7.5	6.2
Net pension assets	31.2	31.0
Long-term supplies inventory	5.9	4.6
Hedge contracts assets	10.9	39.2
Other assets	17.9	13.5
Total	$81.8	$110.1

Grantor trust assets consist primarily of cash surrender values in Company-owned life insurance policies held by a trust to be used for the eventual payment of employee deferred compensation. These assets are restricted from Company use until all obligations are satisfied.

The decrease in hedge contracts assets resulted from the termination of a portion of the Company’s interest rate swaps in the year ended December 31, 2023 and due to changes in the fair value of the hedge contracts compared to the year ended December 31, 2022. Refer to Note 15. Derivatives for further information on our hedge contracts.

Note 13. Restructuring and Other Impairment Activities

Our restructuring programs have been developed with the objective of realigning the business and lowering our cost structure. As such, our ongoing programs relate to manufacturing and cost optimization. The Company incurred restructuring and other impairment expenses of $22.6 million, $19.1 million, and $1.9 million in the years ended December 31, 2023, 2022 and 2021, respectively.

In the FBS segment, restructuring and other impairment expenses were $9.9 million and $1.1 million during the years ended December 31, 2023 and 2022, respectively. There were no restructuring and other impairment expenses in the FBS segment during the year ended December 31, 2021. During the year ended December 31, 2023 the Company recognized impairment charges of $9.5 million related to long-lived assets at our Eerbeek, Netherlands facility. An impairment assessment was performed after significant changes in market conditions, including the entrance of new competitors and products caused management to revise our long-term view on pricing and volume recovery. The impairment reduced the carrying value of the assets to fair value, which was determined using management estimates for future cash flows.

Restructuring and other impairment expense in the FBS segment for the year ended December 31, 2022 was primarily related to closed facilities.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the ATM segment, the Company incurred $12.4 million, $17.2 million, and $1.9 million in restructuring and other impairment expenses during the years ended December 31, 2023, 2022, and 2021, respectively. During 2023, we announced plans to close two facilities as a result of decisions to exit certain end markets amid ongoing manufacturing optimization efforts. The facilities are expected to cease operations in 2024 and one facility is expected to be sold in Q1 of 2024. As a result of these planned closures, the Company recognized $8.8 million related to fixed asset and certain other asset impairments for the year ended December 31, 2023. In addition, the ATM segment recognized $2.0 million of restructuring expense for the year ended December 31, 2023 related to facilities closed in prior years. As of December 31, 2023 assets held for sale of $14.2 million and $2.2 million were included in Other current assets and Other assets, respectively. As of December 31, 2022, assets held for sale of $10.5 million were included in Other current assets.

Through December 31, 2023 the Company has recognized accumulated restructuring charges of $8.8 million related to the facility closures announced in 2023 and $3.2 million related to facilities closed in prior years in the ATM segment. During 2024, the Company expects to record additional restructuring related costs in the ATM segment of approximately $4.7 million related to the closing of these facilities.

In the year ended December 31, 2022, restructuring and other impairment expense in the ATM segment was primarily due to a $12.9 million impairment of certain assets in conjunction with the divestiture of a portion of a legacy SWM ATM segment. The assets were sold during the third quarter of 2022 for net proceeds of $4.6 million and a loss of $0.4 million.

Restructuring and other impairment expense in the ATM segment for the year ended December 31, 2021 was related to the impairment of non-productive manufacturing equipment and severance accruals.

Other restructuring related inventory adjustments and acceleration of depreciation due to changes in the estimated lives of certain assets resulting from planned facility closures are included in Cost of products sold. We recorded $2.7 million for the year ended December 31, 2023 primarily to write down inventory to estimated net realizable value. Restructuring related inventory adjustments for the years ended December 31, 2022 and 2021 were not material.

Other restructuring related charges are included in corporate General expense as other unallocated items as these costs are not included in management's evaluation of the segments' performance. Unallocated expenses included in corporate General expense for the year ended December 31, 2023 were $1.1 million related to the relocation of the corporate headquarters. Unallocated restructuring and other impairment expense for the years ended December 31, 2022 and 2021 were not material.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes total restructuring, restructuring related, and other impairment expense (in millions):

	Years Ended December 31,
	2023	2022	2021
Restructuring and other impairment expense:
Severance	$0.1	$1.8	$0.3
Asset impairment	18.6	14.0	1.6
Other	3.9	3.3	—
Total restructuring and other impairment expense	$22.6	$19.1	$1.9
Other restructuring related charges - Cost of products sold:
Accelerated depreciation and amortization	$0.1	$—	$—
Inventory write-down to estimated net realizable value	2.6	0.8	—
Total other restructuring related charges - Cost of products sold	2.7	0.8	—
Other restructuring related charges - General expense:
Accelerated depreciation and amortization	1.1	0.3	—
Total restructuring, restructuring related, and other impairment expense	$26.4	$20.2	$1.9

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the Consolidated Balance Sheets as of December 31, 2023 and 2022. Changes in the restructuring liabilities, substantially all of which are employee-related, are summarized as follows (in millions):

	Years Ended December 31,
	2023	2022
Balance at beginning of year	$4.0	$3.8
Accruals for announced programs	0.3	1.0
Accruals assumed from Merger(1)	—	2.3
Cash payments	(0.5)	(3.0)
Foreign exchange impact	—	(0.1)
Balance at end of period	$3.8	$4.0
(1) Accrued liabilities primarily for severance related to an optimization program at facilities acquired through the Merger.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	December 31,
	2023	2022
Revolving facility - U.S. dollar borrowings	$260.0	$191.0
Term loan A facility	84.3	192.0
Term loan B facility	160.5	344.8
Delayed draw term loan	273.2	641.9
6.875% Senior unsecured notes due October 1, 2026, net of discount of $3.2 million and $4.3 million as of December 31, 2023 and 2022, respectively(1)	341.9	339.0
German loan agreement	9.0	10.7
Debt issuance costs	(24.3)	(29.4)
Total debt	1,104.6	1,690.0
Less: Current debt	(2.8)	(33.6)
Long-term debt	$1,101.8	$1,656.4
(1) Amount includes a $4.9 million and $6.7 million decrease in the fair value as of December 31, 2023 and 2022, respectively, due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 15. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective July 1, 2023, pursuant to the amended Credit Agreement on June 5, 2023, borrowings under the Term Loan B Facility in U.S. dollar will bear interest equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0%) plus 3.75%.

On September 29, 2023, the Company further amended its Credit Agreement to permit the consummation of the sale of the Company's Engineered Papers business to the buyer. Under the terms of the Amended Credit Agreement, Mativ will continue to be required to maintain certain financial ratios and comply with certain financial covenants consistent with the Prior Agreement, including a requirement to maintain a maximum net debt to EBITDA ratio of (a) 4.75 to 1.00 for the consecutive trailing four fiscal quarter period ended September 30, 2023, (b) (i) solely if the Transaction has not been completed on or before December 31, 2023, 4.75 to 1.00, or (ii) otherwise, 4.50 to 1.00, for such period ended December 31, 2023, and (c) 4.50 to 1.00 for such period ended March 31, 2024 and thereafter.

In December 2023, $641.2 million of cash from proceeds from the sale of the Company's Engineered Papers business was used to repay a portion of our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, and Delayed Draw Term Loan Facility.

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

Borrowings under the Term Loan B Facility will bear interest, equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0%) plus 3.75%.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio decreased quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by SWM Luxembourg.

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2023.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2023.

As of December 31, 2023, the average interest rate was 8.04% on outstanding Revolving Facility borrowings, 8.20% on outstanding Term Loan A Facility borrowings, 9.21% on outstanding Term Loan B Facility borrowings and 7.95% on outstanding Delayed Draw Term Loan facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 5.98% and 5.11% for the year ended December 31, 2023 and 2022, respectively.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notional Cash Pooling

On November 15, 2022, certain of the Company’s subsidiaries entered into a notional cash pooling arrangement with a third-party financial institution to manage global liquidity requirements. As part of the pooling agreement, the participating subsidiaries combine their cash balances in pooling accounts at the financial institution with the ability to offset bank overdrafts of one participant against the positive cash account balances held by another participant. Under the terms of the notional pooling agreement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the Consolidated Balance Sheets.

Rate Swap Agreements

From time to time, the Company enters into interest rate swap transactions to manage the Company's interest rate risk and cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. Refer to Note 15. Derivatives for additional information.

Principal Repayments

Under the amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2023, such that those amounts are not expected to be repaid prior to the May 2027 expiration of the Revolving Facility.

The following is the expected maturities for the Company's debt obligations as of December 31, 2023 (in millions):

2024	$2.8
2025	2.8
2026	344.6
2027	618.2
2028	160.5
Thereafter	—
Total	$1,128.9

Fair Value of Debt

At December 31, 2023 and 2022, the fair market value of the Company's 6.875% senior unsecured notes was $335.6 million and $308.4 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2023 and 2022 approximated the respective carrying amounts as the interest rates approximate current market indices.

Debt Issuance Costs

The Company capitalized approximately $1.5 million of debt issuance costs during the year ended December 31, 2023 related to the amendment to our Credit Agreement and the draw on the Delayed Draw Term Loan Facility. These capitalized costs will be amortized over the term of the various facilities under the amended Credit Agreement. As of December 31, 2023 and 2022, the Company's total deferred debt issuance costs, net of accumulated amortization, were $24.3 million and $29.4 million, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense of $6.5 million and $5.5 million was recorded during the years ended December 31, 2023 and 2022, respectively, and was included as a component of Interest expense in the accompanying Consolidated Statements of Income (Loss).

The following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2023 (in millions):

2024	$6.8
2025	6.8
2026	6.8
2027	3.4
2028	0.5
Thereafter	—
Total	$24.3

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

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. For foreign exchange contracts not designated as cash flow hedges, changes in the contracts’ fair values are recorded to Net income (loss) each period.

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of interest rate contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. Interest rate contracts are also used to hedge changes in the fair value of a portion of our senior unsecured notes attributable to changes in the benchmark interest rate. Changes in the fair value of the interest rate contracts and corresponding portion of the hedged debt are recognized in Interest expense and classified within operating activities in the Consolidated Statement of Cash Flows.

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Consolidated Statement of Cash Flows.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the second quarter of 2022, the Company entered into cross-currency swaps with a combined notional value of €450.0 million ($478.2 million), maturing on April 1, 2024 and 2025 and October 1, 2026, designated as a hedge of a portion of the Company’s net investment in Euro-denominated subsidiaries. These contracts involve the periodic exchange of U.S. dollar fixed interest rate payments for fixed Euro-denominated payments over the respective contract terms, in addition to an exchange of notional amounts upon maturity. One cross-currency swap involves the periodic exchange of U.S dollar variable interest rate payments for Euro-denominated variable payments.

During 2019 and 2021, the Company entered into a series of pay-fixed, receive-variable interest rate swaps maturing on January 31, 2027 and December 31, 2027. During March 2022, the interest rate swaps, which had a combined notional value of $500.0 million were terminated, and a total settlement of $23.6 million was received from the counterparties. The settlement amount, which represents the fair value of contracts at the time of termination, was recorded in Accumulated other comprehensive income (loss), net of tax and will be amortized as a component of Interest expense over the remaining term of the hedged forecasted transaction.

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

During December 2023, a portion of the pay-fixed, receive-variable interest rates swaps with a combined notional value of $355.0 million maturing on January 31, 2027 and December 31, 2027 were terminated, and a total settlement of $16.4 million was received from the counterparties. The settlement amount, which represents the fair value of contracts at the time of termination, was recorded in Accumulated other comprehensive income (loss), net of tax and will be amortized as a component of Interest expense over the remaining term of the hedged forecasted transaction.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2023 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$0.9	Accrued expenses and other current liabilities	$—
Foreign exchange contracts - net investment hedge	Other assets	—	Other liabilities	18.4
Interest rate contracts - cash flow hedge	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	10.9	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	—	Other liabilities	4.9
Total derivatives designated as hedges		$11.8		$23.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.7	Accrued expenses and other current liabilities	$1.5
Total derivatives not designated as hedges		1.7		1.5
Total derivatives		$13.5		$24.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2022 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts - net investment hedge	Accounts receivable, net	$2.4	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts - net investment hedge	Other assets	1.1	Other liabilities	4.7
Interest rate contracts - cash flow hedge	Accounts receivable, net	0.6	Accrued expenses and other current liabilities	—
Interest rate contracts - cash flow hedge	Other assets	38.1	Other liabilities	—
Interest rate contracts - fair value hedge	Other assets	—	Other liabilities	6.7
Total derivatives designated as hedges		$42.2		$11.6

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.6	Accrued expenses and other current liabilities	$2.0
Total derivatives not designated as hedges		2.6		2.0
Total derivatives		$44.8		$13.6
The following table presents the fair value of fixed-to-floating interest rate swaps designated as a fair value hedge of our Notes and the respective balance sheet location at December 31, 2023 (in millions):

	Balance Sheet Location	Carrying Amount of Hedged Item	Cumulative Amount of Adjustment Included in Carrying Amount
Interest rate contracts - fair value hedge	Long-term debt	$341.9	$(4.9)
Refer to Note 14. Debt for further information on the Notes.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the net effect that derivative instruments designated in hedging relationships had on Accumulated other comprehensive income (loss), net of tax and results of operations (in millions):

Derivatives Designated in Hedging Relationships	Unrealized Gain (Loss) Recognized in AOCI on Derivatives, Net of Tax			Location of Gain (Loss) Reclassified from AOCI	Gain (Loss) Reclassified from AOCI, Net of Tax
	For the Years Ended December 31,				For the Years Ended December 31,
	2023	2022	2021		2023	2022	2021
Derivatives designated as cash flow hedge
Foreign exchange contracts	$—	$3.4	$(0.2)	Net sales	$—	$—	$(1.7)
Foreign exchange contracts	(0.2)	(0.2)	1.2	Other income (expense), net	(0.2)	(0.2)	(0.2)
Interest rate contracts	6.4	32.2	5.1	Interest expense	21.7	(10.7)	(3.2)
Derivatives designated as investment hedge
Foreign exchange contracts	(11.1)	39.6	6.6	Income from discontinued operations	8.9	—	—
Total	$(4.9)	$75.0	$12.7		$30.4	$(10.9)	$(5.1)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the years ended December 31, 2023, 2022 or 2021, other than those related to the cross-currency swaps, noted below.

For the year ended December 31, 2023, 2022, and 2021, respectively, $10.0 million, $10.6 million, and $6.3 million of income from derivative instruments excluded from effectiveness testing was recognized as Interest expense in the Consolidated Statements of Income (Loss). For the years ended December 31, 2023 and 2022, respectively, $4.6 million and $0.0 million of net incremental interest expense was recognized relating to fair value hedges.

The following table provides the effect derivative instruments not designated as hedging instruments had on Net income (loss) (in millions):

Derivatives Not Designated as Cash Flow Hedging Instruments	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized
		For the Years Ended December 31,
		2023	2022	2021
Foreign exchange contracts	Other income (expense), net	$0.8	$3.6	$(1.9)

Deferred gains of $9.9 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest Expense over the next twelve months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Accrued Expenses and Other Current Liabilities

Accrued expenses and Other current liabilities consisted of the following (in millions):

	December 31,
	2023	2022
Accrued salaries, wages and employee benefits	$45.0	$59.5
Accrued sales discounts and allowances	11.9	14.0
Other accrued expenses	56.8	55.5
Total	$113.7	$129.0

Note 17. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in millions):

	Years Ended December 31,
	2023	2022	2021
U.S.	$(256.9)	$(123.0)	$(22.2)
Foreign	(224.0)	26.5	(4.3)
Total	$(480.9)	$(96.5)	$(26.5)

An analysis of the expense (benefit) for income taxes from continuing operations follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Current income taxes:
U.S. federal	$(13.5)	$(12.3)	$(0.4)
U.S. state	(2.3)	0.3	(0.3)
Foreign	18.8	13.3	1.5
	$3.0	$1.3	$0.8
Deferred income taxes:
U.S. federal	$(5.7)	$(13.6)	$4.7
U.S. state	0.9	(4.0)	(1.1)
Foreign	28.6	(11.3)	(32.6)
	$23.8	$(28.9)	$(29.0)
Total	$26.8	$(27.6)	$(28.2)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes is as follows (in millions):

	Years Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$(101.0)	21.0%	$(20.3)	21.0%	$(5.5)	21.0%
Foreign income tax rate differential	3.3	(0.7)	(4.7)	4.9	0.6	(2.2)
Income from passthrough entities	1.9	(0.4)	0.6	(0.7)	—	—
Branch earnings	1.4	(0.3)	0.2	(0.2)	(0.9)	3.4
Global intangible low tax inclusion	3.5	(0.7)	(1.6)	1.7	6.7	(25.5)
Subpart F income	1.2	(0.3)	0.5	(0.5)	0.7	(2.6)
Foreign derived intangible income	—	—	—	—	—	—
State income tax, net of federal benefit	(0.6)	0.1	(3.1)	3.2	(1.5)	5.7
Adjustments to valuation allowances	50.8	(10.6)	(3.3)	3.4	60.5	(229.6)
Capital loss carryforward	—	—	—	—	(86.5)	328.5
Other tax credits	(3.5)	0.7	(2.6)	2.7	(1.4)	5.4
Foreign tax credits	(7.4)	1.5	1.8	(1.8)	(4.9)	18.6
Other foreign operational taxes	1.8	(0.3)	1.5	(1.6)	1.3	(5.2)
Base erosion minimum tax amount	—	—	(0.6)	0.7	0.3	(1.2)
Remeasurement of deferred taxes due to tax law	(0.3)	0.1	(3.0)	3.1	0.4	(1.5)
Non-deductible compensation expense	0.9	(0.2)	1.4	(1.4)	0.7	(2.6)
Non-deductible acquisition expense	(0.5)	0.1	5.4	(5.6)	—	—
Goodwill impairment	84.5	(17.6)	—	—	—	—
Uncertain tax positions	(4.2)	0.9	1.1	(1.2)	0.3	(1.2)
Other, net	(5.0)	1.1	(0.9)	0.9	1.0	(4.0)
Provision for income taxes	$26.8	(5.6)%	$(27.6)	28.6%	$(28.2)	107.0%

An expense for income taxes of $26.8 million, a benefit for income taxes of $27.6 million and a benefit for income taxes of $28.2 million in the years ended December 31, 2023, 2022, and 2021, respectively, resulted in an effective tax rate of (5.6)%, 28.6%, and 107.0% in 2023, 2022, and 2021, respectively. The Company’s effective tax rates differ from the statutory federal income tax rate of 21% due primarily to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions, adjustments to valuation allowances, non-deductible goodwill impairment, and acquisition related nondeductible expenses due to the Neenah merger.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries as a result of transition tax that is generally able to be repatriated free of U.S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. As a result of the Company’s treasury policy to simplify and expediate its intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Organization for Economic Cooperation and Development (“OECD”) has reached agreement on an approach to establish a minimum global tax, set at 15%, for large multi-national enterprises, such as the Company. The OECD has recommended that certain aspects of this approach, referred to as “Pillar Two”, be made effective beginning in 2024, and many jurisdictions, including most European Member States, have already legislated Pillar Two into their statutory law and others are in the process of doing so. The Company expects that Pillar Two will introduce new challenges with respect to compliance and financial reporting requirements. Therefore, the Company continues to monitor for updates as countries within its global footprint announce Pillar Two legislation and related guidance.

Net deferred income tax assets (liabilities) were comprised of the following (in millions):

	December 31,
	2023	2022
Deferred Tax Assets
Receivable allowances	$1.3	$1.2
Postretirement and other employee benefits	10.9	12.3
Net operating loss and tax credit carryforwards	305.5	163.2
Capital loss carryforward	47.4	106.5
Accruals and other liabilities	0.8	0.3
Investment in subsidiaries	0.1	8.9
Capitalized research & development	36.8	29.8
Section 163(j) Interest Limitation	9.9	12.4
Right Of Use Liabilities	14.7	10.0
Other	15.0	6.9
	$442.4	$351.5
Less: Valuation allowance	(323.0)	(225.5)
Net deferred income tax assets	$119.4	$126.0

Deferred Tax Liabilities
Net property, plant and equipment	$(89.2)	$(109.1)
Intangibles	(136.7)	(104.1)
Derivatives	(9.0)	(16.9)
Right Of Use Assets	(15.1)	(9.7)
Other	(5.3)	(3.9)
Net deferred income tax liabilities	$(255.3)	$(243.7)

Total net deferred income tax liabilities	$(135.9)	$(117.7)

As of December 31, 2023, the Company had approximately $260.9 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions, with the following expiration dates:

2026-2043	$183.1
Indefinite	77.8
Total	$260.9

In addition, the Company has $47.4 million of tax effected capital loss carryforwards, of which $39.5 million will expire in 2026 and $7.9 million are indefinite lived. The Company also has $18.6 million and $9.5 million of foreign tax credits and state tax credits and that will expire between 2028 – 2033, and 2024 – 2042, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss, capital loss, and credit carryforwards. The valuation allowance on deferred tax assets as of December 31, 2023, is substantially in the United States federal, state, and Luxembourg, of $54.1 million, $21.5 million, and $223.8 million, respectively.

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

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes (in millions):

	Years Ended December 31,
	2023	2022	2021
Uncertain tax position balance at beginning of year	$19.9	$9.8	$2.0
Increases in current year tax positions	0.6	0.1	0.3
Increases in prior year tax positions	4.4	1.4	—
Decreases due to lapse of statute of limitations	(2.4)	(0.4)	(0.7)
Decreases due to settlements	(2.1)	—	—
Increases from business acquisitions	(0.4)	9.0	8.2
Uncertain tax position balance at end of year	$20.0	$19.9	$9.8

The liability for unrecognized tax benefits included $17.1 million as of December 31, 2023 that if recognized would impact the Company's effective tax rate. We anticipate a decrease in unrecognized tax benefits by the end of 2024 of $3.8 million as a result of a lapse of the statute of limitations and audit settlements. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income (Loss).

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company finalized an audit in Italy for tax years 2016-2018 during 2023. All expected impacts have been recorded in 2023 or earlier and are immaterial to the tax rate. We are no longer subject to U.S. federal examinations by the IRS for tax years before 2018. The 2018-2023 tax years remain subject to examination by other major tax jurisdictions.

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

Non-US Pension Benefits

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

The U.S, U.K, Germany, Netherlands and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2023.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a measurement date of December 31 for its pension plans and other postretirement plans. The funded status of the pension plans as of December 31, 2023 and 2022 and the OPEB plans as of December 31, 2023 and 2022 was as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2023	2022	2023	2022	2023	2022	2023	2022
Change in PBO:
PBO at beginning of year(2)	$339.6	$118.4	$189.9	$203.1	$25.0	$1.3	$3.6	$0.2
Acquisition(1)	—	265.3	0.2	72.6	—	26.4	—	3.4
Service cost	1.6	0.9	1.0	0.7	0.2	0.1	1.2	0.4
Interest cost	17.7	9.3	8.4	4.4	1.2	0.6	0.1	—
Actuarial (gain) loss	8.6	(36.8)	27.9	(58.1)	1.1	(1.4)	0.2	0.1
Participant contributions	—	—	—	—	0.1	0.1	—	—
Plan amendment	—	—	0.6	—	—	—	—	0.1
Plan settlements	—	(0.3)	(4.8)	(0.2)	—	—	—	—
Gross benefits paid	(25.5)	(17.2)	(13.2)	(12.9)	(4.4)	(2.1)	(1.4)	(0.7)
Currency translation effect	—	—	9.5	(19.7)	—	—	0.1	0.1
PBO at end of year	$342.0	$339.6	$219.5	$189.9	$23.2	$25.0	$3.8	$3.6
Change in Plan Assets:
Fair value of plan assets at beginning of year(2)	$349.2	$124.7	$174.6	$215.7	$—	$—	$—	$—
Acquisition(1)	—	268.2	—	42.3	—	—	—	—
Actual return on plan assets	32.6	(26.9)	20.4	(53.8)	—	—	—	—
Employer contributions	0.5	0.7	6.8	6.0	4.3	2.0	1.4	0.7
Participant contributions	—	—	—	—	0.1	0.1	—	—
Plan settlements	—	(0.3)	(4.8)	(0.2)	—	—	—	—
Gross benefits paid	(25.5)	(17.2)	(13.2)	(12.9)	(4.4)	(2.1)	(1.4)	(0.7)
Currency translation effect	—	—	9.1	(22.5)	—	—	—	—
Fair value of plan assets at end of year	$356.8	$349.2	$192.9	$174.6	$—	$—	$—	$—
Funded status at end of year	$14.8	$9.6	$(26.6)	$(15.3)	$(23.2)	$(25.0)	$(3.8)	$(3.6)
(1) Amounts attributable to Neenah are included effective July 6, 2022 and amounts attributable to the Engineered papers segment sold in 2023 are excluded from all periods presented.
(2) Prior to 2022, certain immaterial plans were excluded. All plans sponsored by the Company are included in the 2022 disclosure amounts.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PBO, ABO and fair value of pension plan assets for the Company's defined benefit pension plans and OPEB plans as of December 31, 2023 and 2022 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2023	2022	2023	2022	2023	2022	2023	2022
PBO	$342.0	$339.6	$219.5	$189.9	$23.2	$25.0	$3.8	$3.6
ABO	340.1	335.8	218.6	189.0	—	—	—	—
Fair value of plan assets	356.8	349.2	192.9	174.6	—	—	—	—

As of December 31, 2023 and 2022, the pre-tax amounts in Accumulated other comprehensive income (loss), net of tax that have not been recognized as components of net periodic benefit cost for the pension and OPEB plans are as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2023	2022	2023	2022	2023	2022	2023	2022
Accumulated loss (gain)	$15.4	$17.2	$8.9	$2.9	$0.2	$(1.4)	$—	$—
Prior service credit	—	—	0.5	—	—	—	—	—
Accumulated other comprehensive loss (gain)	$15.4	$17.2	$9.4	$2.9	$0.2	$(1.4)	$—	$—

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

Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2023, a 6.32% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.0% by 2048 and to remain at that level thereafter.

The weighted average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2023	2022	2023	2022	2023	2022	2023	2022
Discount rate	5.14%	5.42%	4.19%	4.55%	5.00%	5.32%	4.18%	2.12%
Rate of compensation increase	1.90%	1.90%	0.45%	1.23%	3.50%	3.50%	2.72%	1.65%

The components of net pension benefit cost (benefit) during the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits						Other Postretirement Benefits(1)
	U.S.			Non-U.S.			US		Non-US
	2023	2022	2021	2023	2022	2021	2023	2022	2023	2022
Service cost	$1.6	$0.9	$—	$1.0	$0.7	$0.3	$0.2	$0.1	$1.2	$0.4
Interest cost	17.7	9.3	2.8	8.4	4.4	2.5	1.2	0.6	0.1	—
Expected return on plan assets	(22.1)	(11.9)	(3.9)	(4.3)	(4.3)	(2.7)	—	—	—	—
Amortizations and other	—	1.7	3.2	0.4	0.4	—	—	—	0.1	0.2
Net periodic benefit cost (benefit)	$(2.8)	$—	$2.1	$5.5	$1.2	$0.1	$1.4	$0.7	$1.4	$0.6

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension Benefits						Other Postretirement Benefits(1)
	U.S.			Non-U.S.			U.S.		Non-U.S.
	2023	2022	2021	2023	2022	2021	2023	2022	2023	2022
Discount rate	5.42%	4.09%	2.31%	4.53%	3.71%	1.92%	5.32%	4.42%	3.96%	1.61%
Expected long-term rate of return on plan assets	6.10%	5.19%	3.44%	2.48%	1.96%	3.09%	—%	—%	—%	—%
Rate of compensation increase	1.90%	1.90%	—%	0.45%	2.77%	1.90%	3.50%	3.50%	1.65%	2.35%
(1) As of December 31, 2021, the Company's U.S. and Non-U.S. OPEB liabilities were immaterial and therefore not included in these disclosures.

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure each plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. For the year ended December 31, 2023, the target and actual allocation of plan assets were aligned. Investments under the U.K. plan are allocated based on a targeted return, driven by the funded status of the plan. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The pension plans' asset allocations by category at December 31, 2023 and 2022 were as follows:

	U.S.		Non-U.S.
	2023	2022	2023	2022
Plan Asset Category(3)
Cash and cash equivalents	1%	1%	4%	8%
Equity securities(1)
Domestic large cap	9	10	—	1
Domestic small cap	3	3	—	—
International	16	14	—	—
Fixed income securities	71	72	96	90
Alternative investments(2)	—	—	—	1
Total	100%	100%	100%	100%
(1) None of the Company's pension plan assets are targeted for investment in Mativ stock, except that it is possible that one or more mutual funds held by the plan could hold shares of Mativ.
(2) Investments in this category under the Non-U.S. pension plan may include hedge funds and real estate.
(3) The plan asset categories do not include an insurance contract related to the legacy Neenah Coldenhove pension plan.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2023 (in millions):

	U.S.			Non-U.S.
Plan Asset Category(3)	Total	Other(1)	Level 1	Total	Level 1	Level 2
Cash equivalents	$2.7	$—	$2.7	$5.6	$5.6	$—
Equity securities
Domestic large cap	33.8	33.8	—	—	—	—
Domestic small cap	10.3	10.3	—	—	—	—
International	56.0	56.0	—	—	—	—
Fixed income securities
US Government securities	68.1	68.1	—	—	—	—
Corporate bonds	149.7	149.7	—	87.3	—	87.3
International bonds	3.8	3.8	—	64.0	—	64.0
Other	32.4	32.4	—	1.1	—	1.1
Alternative investments(2)	—	—	—	—	—	—
Total	$356.8	$354.1	$2.7	$158.0	$5.6	$152.4

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
(3) The plan asset categories do not include an insurance contract related to the legacy Neenah Coldenhove pension plan.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects the following estimated undiscounted future pension benefit payments, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (in millions):

	U.S.	Non-U.S.
2024	$26.3	$14.0
2025	26.4	15.3
2026	26.4	15.0
2027	26.6	16.4
2028	26.1	15.6
2029 - 2033	126.8	86.8

The Company is not required to contribute during 2024 to its U.S. pension plans, although, it may make discretionary contributions. Contributions to the U.K. and the Netherlands pension plans are required, along with contributions to certain pay-as-you-go plans in the US, Canada, Germany, France, and Italy. We contributed $5.4 million to the U.K. plan, $1.3 million to the Germany plan and $0.5 million to the U.S plans. Pension contributions to all other plans were immaterial during the year ended December 31, 2023.

Other Benefits

We sponsor qualified defined contribution plans covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $14.2 million, $11.4 million, and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company provides U.S. executives, certain other key personnel, and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as a cash deferral or deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $1.4 million and $0.6 million at December 31, 2023 and 2022, respectively, which were included in the Consolidated Balance Sheets in Other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans. Refer to Note 12. Other Assets for additional information. The balance of grantor trust assets totaled $7.5 million and $6.2 million at December 31, 2023 and 2022, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Stockholders' Equity

Long-term Incentive Plan

In April 2015, the Company adopted and the stockholders approved the Schweitzer-Mauduit International, Inc. 2015 Long-term Incentive Plan ("LTIP"). The LTIP is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of equity grants. Pursuant to the terms of the LTIP, the Compensation Committee of the Board of Directors selects participants and establishes the terms of various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), RSUs with performance conditions ("PSUs"), in addition to certain cash-based awards. Subject to certain adjustments set forth in the LTIP, the number of shares available for awards under the LTIP is limited to 5,000,000.

The Company's LTIP provides that the issuance of RSAs immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. Other types of stock awards available under the LTIP were not used prior to 2023. Beginning in 2023, the Board of Directors approved grants of RSUs and PSUs under the LTIP. In July 2023, the Company implemented a one-time conversion of all outstanding RSAs to RSUs. Following the conversion, there were no remaining RSAs outstanding.

RSUs and PSUs transfer ownership rights in shares of its Common Stock to the recipients of the grant upon vesting, including the right to vote the shares and receive dividends thereon. During the vesting period, the recipients are eligible for dividend equivalents. The RSUs generally vest over a three-year term as follows: 33.3% on each of the first, second and third anniversaries of the grant date, except for RSUs issued as retirement and special grant awards, which vest over a one-year term on the first anniversary of the grant date. Vesting is contingent upon continued employment or service. The unvested portion of a grantee’s RSU will be immediately forfeited and cancelled if the grantee ceases employment or service, except for retirement awards which vest on a pro rata basis according to the proportion of days employed during the vesting period of one year. RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Forfeitures are accounted for as they occur. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly. In February 2024, our Compensation Committee approved the cash settlement of certain RSUs and PSUs upon vesting.

The LTIP provided for any unvested service-based equity awards to immediately vest on the occurrence of a qualifying Change in Control event (“CIC Event”) upon which the awardee is either terminated by the Company without Cause (as defined in the LTIP) or the employee voluntarily resigns from the Company for Good Reason (as defined in the LTIP) within 24 months of the CIC Event (“CIC Qualifying Termination”). As the Merger was a qualifying CIC Event, the unvested service-based equity awards of employees that met the criteria of CIC Qualifying Termination immediately vested on such CIC Qualifying Termination date.

Upon the closing of the Merger, the Company modified the 2022 and 2021 performance-based equity awards then-outstanding under the LTIP to remove the performance and market-based vesting conditions for continuing employees, effectively converting the awards to service-only equity awards that cliff vest on the schedule applicable to the underlying performance-based equity awards. The fair value of the continuing employee awards will be recognized on a straight-line basis over the remaining service period, less any cost previously recognized on these performance-based equity awards.

The performance-based equity awards held by an employee that experienced a CIC Qualifying Termination were also modified to accelerate vesting and to establish the number of shares underlying these awards at 100% of the target level as defined in the underlying award agreement rather than at the pro-rata target level based on service period completed as of the closing of the Merger.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Substantially all stock-based compensation expense has been recorded in General expenses on the consolidated statements of operations. Stock-based compensation expense was $9.9 million, $19.7 million, and $7.5 million for the years ended December 31, 2023, 2022, 2021, respectively. As of December 31, 2023, unrecognized compensation expense was $8.6 million and is expected to be recognized over a weighted average period of 1.6 years.

Acquired Equity-Based Compensation Awards

As provided in the Merger Agreement, all stock options (“Options”), SARs, RSUs and PSUs granted pursuant to Neenah’s 2018 Omnibus Stock and Incentive Compensation Plan (“2018 Plan”) that were outstanding immediately prior to the Merger were generally automatically converted into Options, SARs, RSUs and PSUs, respectively, with respect to the Company's common stock at the exchange ratio set forth in the Merger Agreement ("Exchange Ratio") and otherwise generally on the same terms and conditions (including vesting exercisability and/or settlement requirements) as applied to such awards prior to the closing of the Merger.

At the closing of the Merger, the Options and SARs had fully vested and are exercisable by the grantees. Accordingly, there is no ongoing compensation expense related to the Options or SARs.

Upon the closing of the Merger, the Company assumed 180,149 unvested Neenah RSUs, converted at the Exchange Ratio, with a total fair value of $4.2 million, which were converted to RSUs of the Company.

In accordance with the terms of the Merger Agreement, the change in control eliminated the performance condition and market-based vesting conditions applicable to the Neenah PSUs; as such, only the three-year service condition remains. Upon the closing of the Merger, the Company assumed 292,032 unvested PSUs, converted at the Exchange Ratio, with a total fair value of $6.8 million, which were converted to RSUs of the Company. Converted RSUs will be accounted for the same as the RSUs described above and be recognized over a weighted-average period of approximately two years.

Restricted Stock Awards

The following table presents RSA activity for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Nonvested restricted shares outstanding at January 1	526,961	$31.89	377,729	$36.78	405,299	$34.96
Granted	—	—	678,343	31.17	207,135	39.10
Forfeited	(97,629)	33.46	(49,617)	30.57	(4,345)	33.37
Vested	(292,519)	32.98	(479,494)	34.81	(230,360)	35.71
Converted to RSUs	(136,813)	28.43	—	—	—	—
Nonvested restricted shares outstanding at December 31	—	$—	526,961	$31.89	377,729	$36.78

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs and PSUs

The following table presents activity of RSUs for the years ended December 31, 2023 and 2022:

	2023		2022
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	343,142	$23.41	—	$—
Granted	277,479	25.33	—	—
Acquired and converted	—	—	472,181	23.41
Converted from RSAs	136,813	28.43	—	—
Forfeited	(69,627)	26.08	(5,172)	23.41
Vested	(125,737)	25.95	(123,867)	23.41
Outstanding at December 31	562,070	$24.68	343,142	$23.41

The following table presents activity of PSUs for the years ended December 31, 2023 and 2022:

	2023		2022
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	320,732	$23.57	—	$—
Granted	105,867	26.74	320,732	23.57
Forfeited	(151,186)	24.12	—	—
Vested	(2,188)	26.74	—	—
Outstanding at December 31	273,225	$24.47	320,732	$23.57

Basic and Diluted Shares Reconciliation

The Company uses the two-class method to calculate earnings per share. The Company has granted equity-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates earnings per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in millions, shares in thousands):

	Years Ended December 31,
	2023	2022	2021
Numerator (basic and diluted):
Net income (loss)	$(309.5)	$(6.6)	$88.9
Less: Dividends paid to participating securities	(0.7)	(0.9)	(0.6)
Less: Undistributed earnings available to participating securities	—	—	(0.5)
Undistributed and distributed earnings (loss) available to common stockholders	$(310.2)	$(7.5)	$87.8

Denominator:
Average number of common shares outstanding	54,506.9	42,442.2	31,030.4
Effect of dilutive stock-based compensation(1)	—	—	369.9
Average number of common and potential common shares outstanding	54,506.9	42,442.2	31,400.3
(1) Diluted loss per share excludes the weighted average potential common shares as their inclusion would be anti-dilutive.

Note 20. Commitments and Contingencies

Other Commitments

As of December 31, 2023, we had contractual obligations to purchase products and services (primarily raw materials), capital projects, and energy totaling $79.2 million. These commitments extend beyond 2028.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2023, which are not material either individually or in the aggregate.

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of December 31, 2023, there were no material claims pending under this indemnification.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Germany

In January 2015, the Company initiated patent infringement proceedings in Germany against Glatz under multiple low ignition propensity ("LIP") related patents. In December 2017, the Dusseldorf Appeal Court affirmed the German District Court judgment on infringement of EP1482815 against Glatz. The Company filed an action against Glatz in the German District Court to set the amount of damages for the infringement and Glatz filed a counterclaim. Glatz filed an action in the German Patent Court to invalidate the German part of EP1482815. The German Patent Court held that some of the patent claims at issue were invalid and also that another claim at issue was valid. The Company appealed the portion of the decision with respect to the claims held to be invalid. The German Supreme Court held that the claims of German counterpart of EP1482815 relevant to the Glatz infringement action were invalid. This ruling has the effect of nullifying the infringement decision and injunction against Glatz and the Company’s claim for damages against Glatz. Glatz’s counterclaim against the Company was settled in June 2023. The Company recognized a $4.9 million loss during the three months ended June 30, 2023, which was included in Other income (expense), net in the Consolidated Statements of Income (Loss). The settlement was paid in the three months ended September 30, 2023.

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

Employees and Labor Relations

As of December 31, 2023, approximately 24% of our U.S. workforce and 23% of our Non-U.S. workforce are under collective bargaining agreements. Approximately 0% of all U.S. employees and 4% of our Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

For our Non-U.S. workforce, union membership is voluntary and does not need to be disclosed to the Company under local laws. As a result, the number of employees covered by the collective bargaining agreements in some countries cannot be determined.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Segment Information

Prior to the completion of the Merger, we operated in two reportable segments: Advanced Materials & Structures and Engineered Papers. Effective with the Merger, the Company reassessed its reportable segments. Management concluded that it had two operating product line segments that are also the reportable segments for financial reporting purposes: Advanced Technical Materials and Fiber-Based Solutions. ATM was comprised of the legacy SWM Advanced Materials & Structures segment and certain legacy Neenah segments allocated to ATM based on performance, market focus, technologies, and reporting structure. FBS was comprised of the legacy Neenah Fine Paper and Packaging segment and the legacy Engineered Papers segment. As such, there were no changes to the historical results of these segments. The merged Neenah segments were allocated to ATM and FBS based on performance, market focus, technologies, and reporting structure. Effective July 1, 2023, and as a result of our ongoing integration efforts, we identified a change in our operating segments to align with our end markets due to changes in segment level management and the related internal review of operating results. The accounting policies of the reportable segments are the same as those described in Note 2.Summary of Significant Accounting Policies.

The ATM reportable segment remains an aggregation of the Company's Industrials, Protective solutions, Filtration, Healthcare, and Release liners operating segments. ATM's end markets provide solutions that filter and purify air and liquids, supports adhesive and protective applications, advances healing and wellness, and solves some of material science’s most demanding performance needs across a number of categories. The FBS reportable segment leverages the company’s extensive natural fiber capabilities to provide specialty solutions for various end-uses, including sustainable packaging, imaging and communications, home and office, consumer goods, and other applications. As a result of the EP Divestiture, the EP business is presented as a discontinued operation and no longer reported in the FBS reportable segment. The FBS segment is now comprised of Packaging and specialty papers end markets and prior year results have been retrospectively revised to reflect such adjustments.

Information about Net Sales and Operating Profit

The Company primarily evaluates segment performance and allocates resources based on operating profit. General corporate expenses that do not directly support the operations of the business segments are unallocated expenses. Assets are managed on a total company basis and are therefore not disclosed at the segment level.

Net sales and operating profit by segments were (in millions):

	Net Sales
	Years Ended December 31,
	2023		2022		2021
ATM	$1,610.0	79.5%	$1,396.2	85.3%	$930.7	100.0%
FBS	416.0	20.5%	240.7	14.7%	—	—%
Consolidated	$2,026.0	100.0%	$1,636.9	100.0%	$930.7	100.0%

	Operating Profit (Loss)
	Years Ended December 31,
	2023		2022		2021
ATM	$(281.5)	68.0%	$98.8	(245.8)%	$61.6	(380.2)%
FBS	4.6	(1.1)%	15.0	(37.3)%	1.0	(6.2)%
Unallocated	(137.0)	33.1%	(154.0)	383.1%	(78.8)	486.4%
Consolidated	$(413.9)	100.0%	$(40.2)	100.0%	$(16.2)	100.0%

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital spending and depreciation by segments were (in millions):

	Capital Spending			Depreciation
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
ATM	$52.1	$37.2	$19.4	$49.5	$38.3	$25.9
FBS	10.8	7.8	—	30.0	13.1	0.1
Unallocated	3.1	0.6	—	2.2	0.5	0.2
Consolidated	$66.0	$45.6	$19.4	$81.7	$51.9	$26.2

Information about Geographic Areas

Long-lived assets by geographic area were as follows (in millions):

	December 31,
	2023	2022
U.S.	$369.8	$386.1
France	32.2	32.1
Germany	174.7	163.7
U.K.	56.6	57.6
Other foreign countries	65.8	84.9
Consolidated	$699.1	$724.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22.     Subsequent Event

On January 24, 2024, the Company announced an organizational realignment plan (the “Plan”) that is designed to streamline organizational size and complexity and leverage business-critical resources to enhance customer support and reduce overhead cost. As part of the Plan, the Company plans to reorganize into two new segments starting in the first quarter of 2024: Filtration & Advanced Materials, focused primarily on filtration and protective solutions end markets, and Sustainable & Adhesive Solutions, focused primarily on the release liners, industrials, healthcare, and packaging and specialty papers end markets. The Company expects to incur approximately $15 million to $20 million restructuring and restructuring related charges in 2024, consisting primarily of employee severance payments and termination related benefits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mativ Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mativ Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Refer to Notes 2 and 17 to the consolidated financial statements

Critical Audit Matter Description

The Company operates and is subject to income taxes in the U.S. and numerous foreign jurisdictions with complex tax laws and regulations which resulted in an income tax expense of $26.8 million for the year ended December 31, 2023. The complexity of the Company’s global structure requires technical expertise in determining the allocation of income to each of these jurisdictions and the consolidated provision for income taxes. In addition, the application of tax laws in various jurisdictions require specialized knowledge, skills and judgment.

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

Goodwill — Advanced Technical Materials — Refer to Notes 2 and 10 to the consolidated financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge.

During the year ended December 31, 2023, the Company performed an interim quantitative goodwill impairment test, which resulted in an impairment charge of $401.0 million related to certain reporting units included in the Advanced Technical Materials (“ATM”) reportable segment. After recognition of the impairment charge, the remaining goodwill balance related to reporting units included in ATM was $472.5 million as of December 31, 2023.

We identified goodwill attributable to the ATM reportable segment as a critical audit matter because of the significant assumptions required to estimate the fair value of the reporting units included in the ATM reportable segment. The sensitivity of the estimate to changes in assumptions, specifically related to forecasts of future revenue and EBITDA and the selection of the discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and EBITDA, and the selection of the discount rates for the ATM reporting units included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the ATM reporting units, such as controls related to management’s forecasts and selection of the discount rates.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in relevant industry reports.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates:

•Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation

•Developing a range of independent estimates and comparing those to the discount rates selected by the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 29, 2024

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria. As of December 31, 2023, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mativ Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mativ Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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
February 29, 2024

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We have posted a copy of our Code of Conduct on our website at www.mativ.com. Our Code of Conduct applies to all employees, officers and directors of the Company and its subsidiaries worldwide.

All other information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2024 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2024 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2023, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	69,176
Long-Term Incentive Plan (2)	2,653,428
Total approved by stockholders	2,722,604
Equity compensation plans not approved by stockholders	—
Grand total	2,722,604

(1) The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees in 2023 consisted of $23,750 quarterly which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon a change in control, retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of cash or shares of MATV Common Stock. As of the Merger on July 6, 2022, all of the outstanding deferred stock units were converted to common stock in accordance with the plan. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2023, deferred retainer fees and credited dividends have resulted in 51,752 accumulated stock unit credits.

(2) The Long-Term Incentive Plan is described in Note 19. Stockholders' Equity of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Awards of restricted stock units under the Long-Term Incentive

Plan are subject to forfeiture and cannot be sold or otherwise transferred until fully vested. As of December 31, 2023, 754,368 shares of Common Stock were subject to outstanding restricted stock units awards under the Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2024 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2024 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

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

2.7
Offer Letter, dated August 1, 2023, by and among Mativ Holdings, Inc. and Evergreen Hill Enterprise Pte. Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on 8-K filed August 2, 2023 and incorporated herein by reference).***

2.8
Purchase Agreement, dated as of August 1, 2023, by and between Mativ Holdings, Inc. and Evergreen Hill Enterprise Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023).***

*2.9	First Amendment to Purchase Agreement, dated November 29, 2023, to the Purchase Agreement, dated as of August 1, 2023, by and between Company and Evergreen Hill Enterprise Pte. Ltd.***
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
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

10.2	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.3	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2019).**
10.4	Short-Term Incentive Plan for Eligible Employees effective January 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).**
10.5.1	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.5.2	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.6
Amended and Restated Deferred Compensation Plan No. 2 for Non-Employee Directors, dated as of January 1, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on March 10, 2023). **

10.7	Amended and Restated Deferred Compensation Plan No. 2, dated as of January 1, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on March 10, 2023).**
10.8	Summary of Non-Management Director Compensation (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).**
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

10.10
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

10.11
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

10.12
Employment Agreement, dated October 18, 2019, between Schweitzer-Mauduit International, Inc. and Omar Hoek (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2019).**

Exhibit Number	Exhibit
10.13	Form of Director Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
10.14
Backstop Credit Agreement, dated as of January 27, 2021, among Schweitzer-Mauduit International, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 27, 2021).

10.15	Letter of Agreement, dated April 25, 2022, between the Company and Cheryl Allegri (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2022).
10.16
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

10.17
Sixth Amendment, dated as of June 5, 2023, to the Credit Agreement, dated September 25, 2028 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021, February 22, 2022 and May 6, 2022), by and among Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.), SWM Luxembourg, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023).***

10.18
Seventh Amendment, effective as of September 19, 2023, to the Credit Agreement, dated September 25, 2018 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021, February 22, 2022, May 6, 2022 and June 5, 2023), by and among Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.), SWM Luxembourg, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).***

10.19
Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.20
Separation, Waiver and Release Agreement, by and between Tracey Peacock and the Company, dated as of July 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.21
Transition Services Agreement, by and between Jeffrey Kramer and the Company, dated as of July 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).

10.22
Neenah Paper, Inc. Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan (filed as Annex A to the Neenah Paper, Inc. Definitive Proxy Statement on Schedule 14A filed April 12, 2013 and incorporated herein by reference).**

10.23
Neenah, Inc. 2018 Omnibus Stock and Incentive Compensation Plan (filed as Appendix A to the Neenah, Inc. Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 and incorporated herein by reference).**

10.24**	Neenah, Inc. Amended and Restated Neenah Executive Severance Plan (filed as Exhibit 10.1 to the Neenah, Inc. Current Report on Form 8-K filed on April 25, 2017 and incorporated herein by reference).
10.25**
Form of Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed March 10, 2023 and incorporated herein by reference).

10.26**
Form of Restricted Stock Unit Award Agreement (2015 Long-Term Incentive Plan) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed March 10, 2023 and incorporated herein by reference).

10.27**	Form of Restricted Stock Unit Award Agreement (B - standard award) (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference).
10.28**	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).

Exhibit Number	Exhibit
10.29**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).
10.30**	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).
10.31**
Neenah Paper Amended and Restated Supplemental Retirement Contribution Plan, effective as of January 1, 2016 (filed as Exhibit 10.5 to the Neenah Paper, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017 and incorporated herein by reference).

10.32**
Consulting and Services Agreement, effective as of March 1, 2023, by and between SWM Luxembourg SARL and Mr. Omar Hoek (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 27, 2022 and incorporated herein by reference.)

10.33
Mutual Agreement for the Termination of Employment, dated as of December 21, 2022, by and between SWM Luxembourg SARL and Mr. Omar Hoek filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2022 and incorporated herein by reference.)

10.34
Receivables Purchase Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2022 and incorporated herein by reference).***

10.35
Sale and Contribution Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC and the originators party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2022 and incorporated herein by reference).***

10.36
Separation Waiver and Release Agreement, by and between Andrew Wamser and the Company, dated as of April 3, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.37
Separation Waiver and Release Agreement, by and between Ricardo Nuñez and the Company, dated as of September 1, 2023 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023).

10.38
Amendment No. 1, dated as of October 20, 2023, to Receivables Purchase Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023).

10.39
Amendment No. 1, dated as of October 20, 2023, to Sale and Contribution Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC and the originators party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 25, 2023).

*21.1	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Form of Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
*97	Mativ Holdings, Inc. Clawback Policy, effective as of October 2, 2023.

Exhibit Number	Exhibit
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Mativ Holdings, Inc.
By:
Dated:	February 29, 2024		/s/ Julie Schertell
Julie Schertell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Julie Schertell	President, Chief Executive Officer, and Director	February 29, 2024
Julie Schertell	(principal executive officer)

/s/ Greg Weitzel	Executive Vice President and Chief Financial Officer	February 29, 2024
Greg Weitzel	(principal financial officer)

/s/ Cheryl Allegri	Corporate Controller and Chief Accounting Officer	February 29, 2024
Cheryl Allegri	(principal accounting officer)

*	Director	February 29, 2024
Bill Cook

*	Director	February 29, 2024
Shruti Singhal

*	Director	February 29, 2024
Tony Thene

*	Director	February 29, 2024
Jeffrey Keenan

*	Director	February 29, 2024
Marco Levi

*	Director	February 29, 2024
Kimberly Ritrievi

*	Director	February 29, 2024
John D. Rogers

*	Director	February 29, 2024
Anderson D. Warlick

*By:

/s/ Mark W. Johnson		February 29, 2024
Mark W. Johnson
Attorney-In-Fact