Form 10-Q
period 2024-03-31
Mativ Holdings, Inc.
filed 2024-05-09
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	March 31, 2024
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

1-770-569-4229
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	MATV	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Company had 54,322,760 shares of common stock outstanding as of May 6, 2024.

MATIV HOLDINGS, INC.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$500.2	$549.0
Cost of products sold	416.2	461.3
Gross profit	84.0	87.7

Selling expense	18.5	20.4
Research and development expense	6.0	6.7
General expense	58.9	62.0
Total nonmanufacturing expenses	83.4	89.1

Restructuring and impairment expense	14.4	0.8
Operating loss	(13.8)	(2.2)
Interest expense	18.3	15.6
Other income (expense), net	1.7	(0.7)
Loss from continuing operations before income taxes	(30.4)	(18.5)
Income tax benefit, net	(2.4)	(3.0)
Net loss from continuing operations	(28.0)	(15.5)
Net income from discontinued operations	—	7.8
Net loss	(28.0)	(7.7)
Dividends to participating securities	—	(0.1)
Net loss attributable to Common Stockholders	$(28.0)	$(7.8)

Net loss per share - basic:
Loss per share from continuing operations	$(0.52)	$(0.28)
Income per share from discontinued operations	—	0.14
Basic	$(0.52)	$(0.14)

Net loss per share – diluted:
Loss per share from continuing operations	$(0.52)	$(0.28)
Income per share from discontinued operations	—	0.14
Diluted	$(0.52)	$(0.14)

Weighted average shares outstanding:
Basic	54,267,900	54,483,000
Diluted	54,267,900	54,483,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(28.0)	$(7.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9.2)	18.4
Cash flow hedges	2.3	(11.4)
Postretirement benefit plans	0.4	0.5
Other comprehensive income (loss)	(6.5)	7.5
Comprehensive loss	$(34.5)	$(0.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$128.9	$120.2
Accounts receivable, net	225.8	176.5
Inventories, net	341.0	352.9
Income taxes receivable	28.5	30.6
Other current assets	35.1	32.3
Total current assets	759.3	712.5
Property, plant and equipment, net	652.3	672.5
Finance lease right-of-use assets	17.5	18.2
Operating lease right-of-use assets	46.0	45.6
Deferred income tax benefits	8.6	6.4
Goodwill	470.6	474.1
Intangible assets, net	609.8	631.3
Other assets	88.6	81.8
Total assets	$2,652.7	$2,642.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2.7	$2.8
Finance lease liabilities	1.4	1.4
Operating lease liabilities	10.3	9.9
Accounts payable	165.9	139.3
Income taxes payable	19.1	14.3
Accrued expenses and other current liabilities	100.1	113.7
Total current liabilities	299.5	281.4
Long-term debt	1,155.3	1,101.8
Finance lease liabilities, noncurrent	17.5	18.2
Operating lease liabilities, noncurrent	35.5	35.3
Long-term income tax payable	7.7	7.7
Pension and other postretirement benefits	60.9	62.2
Deferred income tax liabilities	131.0	142.3
Other liabilities	38.4	44.4
Total liabilities	1,745.8	1,693.3
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,311,255 and 54,211,124 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5.4	5.4
Additional paid-in-capital	667.3	669.6
Retained earnings	201.6	235.0
Accumulated other comprehensive income, net of tax	32.6	39.1
Total stockholders’ equity	906.9	949.1
Total liabilities and stockholders’ equity	$2,652.7	$2,642.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(7.7)	—	(7.7)
Other comprehensive income, net of tax	—	—	—	—	7.5	7.5
Dividends paid ($0.40 per share)	—	—	—	(22.4)	—	(22.4)
Restricted stock issuances, net	40,164	—	—	—	—	—
Stock options exercised	813	—	0.1	—	—	0.1
Stock-based employee compensation expense	—	—	3.7	—	—	3.7
Stock issued to directors as compensation	3,408	—	0.1	—	—	0.1
Purchases and retirement of common stock	(54,435)	—	—	(1.3)	—	(1.3)
Balance, March 31, 2023	54,919,923	$5.5	$662.4	$579.3	$(87.9)	$1,159.3

Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(28.0)	—	(28.0)
Other comprehensive loss, net of tax	—	—	—	—	(6.5)	(6.5)
Dividends paid ($0.10 per share)	—	—	—	(5.4)	—	(5.4)
Restricted stock issuances, net	95,188	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	(1.9)	—	—	(1.9)
Stock issued to directors as compensation	4,943	—	0.3	—	—	0.3
Purchases and retirement of common stock	—	—	(0.7)	—	—	(0.7)
Balance, March 31, 2024	54,311,255	$5.4	$667.3	$201.6	$32.6	$906.9
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating
Net loss	$(28.0)	$(7.7)
Less: Income from discontinued operations	—	(7.8)
Loss from continuing operations	(28.0)	(15.5)
Non-cash items included in net loss:
Depreciation and amortization	36.3	37.2
Amortization of deferred issuance costs	2.0	1.8
Deferred income tax	(9.4)	(4.4)
Pension and other postretirement benefits	(1.4)	(4.1)
Stock-based compensation	2.7	3.7
Gain on foreign currency transactions	(0.7)	2.4
Other non-cash items	(1.2)	0.3
Other operating	(0.6)	0.3
Changes in operating working capital, net of assets acquired:
Accounts receivable	(49.3)	(39.5)
Inventories	9.0	(5.6)
Prepaid expenses	(6.7)	(7.0)
Accounts payable and other current liabilities	27.0	(0.9)
Accrued income taxes	7.3	6.9
Net changes in operating working capital	(12.7)	(46.1)
Net cash provided by (used in) operating activities of:
Continuing operations	(13.0)	(24.4)
Discontinued operations	—	3.7
Net cash used in operations	(13.0)	(20.7)
Investing
Capital spending	(12.1)	(14.1)
Capitalized software costs	—	(0.2)
Proceeds from sale of assets	2.0	—
Other investing	1.0	(0.5)
Net cash used in investing of:
Continuing operations	(9.1)	(14.8)
Discontinued operations	(12.0)	(4.6)
Net cash used in investing	(21.1)	(19.4)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Financing
Cash dividends paid	(5.4)	(22.0)
Proceeds from long-term debt	69.0	55.0
Payments on long-term debt	(16.7)	(19.5)
Payments on financing lease obligations	(0.4)	(0.2)
Purchases of common stock	(0.7)	(1.3)
Net cash provided by (used in) financing of:
Continuing operations	45.8	12.0
Discontinued operations	—	(0.3)
Net cash provided by financing	45.8	11.7
Effect of exchange rate changes on cash and cash equivalents	(3.0)	1.0
Increase (decrease) in cash and cash equivalents	8.7	(27.4)
Cash and cash equivalents at beginning of period	120.2	124.4
Cash and cash equivalents at end of period	$128.9	$97.0

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$17.1	$25.6
Cash paid for taxes, net	$1.7	$2.3
Capital spending in accounts payable and accrued liabilities	$10.1	$7.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

Nature of Business

Organization and operations - Mativ Holdings, Inc. is a global leader in specialty materials, solving our customers’ most complex challenges by engineering bold, innovative solutions that connect, protect, and purify our world. Mativ manufactures globally through our family of business-to-business and consumer product brands. Mativ targets premium applications across diversified and growing end-markets, from filtration to healthcare to sustainable packaging and more. Our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of our customers’ products across multiple stages of the value chain.

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") completed a merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company").

On November 30, 2023 the Company completed the sale of the Engineered Papers business ("EP business") to Evergreen Hill Enterprise Pte. Ltd. ("Evergreen Hill Enterprise"). With the sale of the EP business, Mativ ceased participating in tobacco-based products markets.

The EP business is presented as a discontinued operation for all periods and certain prior period amounts have been retrospectively revised to reflect these changes. The unaudited condensed consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 15. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations and transaction.

Reportable Segments - Through the end of 2023 we operated with two reportable segments identified for financial reporting purposes: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS").

As part of an organizational realignment effective during the first quarter of 2024, we reorganized into two new reportable segments: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS") focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The change in reportable segments reflects the realignment of management and the related internal review of our operating segments. The prior period presentation has been revised to align with our current segment reporting structure.

We conduct business in over 90 countries and operate 39 production facilities worldwide, in North America, Europe and Asia.

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

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Certain prior year amounts on the unaudited Condensed Consolidated Statements of Income (Loss), unaudited Condensed Consolidated Balance Sheets, unaudited Condensed Consolidated Statements of Cash Flows, and unaudited Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation as continuing and discontinued operations and for comparative purposes.

Certain prior year amounts in the unaudited Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current year segments for comparative purposes.

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

Recently Issued Accounting Standards and Pronouncements

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of, among other things: climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition, and material direct greenhouse gas ("GHG") emissions from operations owned or controlled (Scope 1) and /or indirect GHG emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure of certain climate-related metrics subject to certain materiality thresholds, including the effects of severe weather events and other natural conditions. Disclosure requirements will begin phasing in prospectively for our fiscal year ended December 31, 2025 Form 10-K. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. We are currently evaluating the impact of the rules on our disclosures and will monitor the litigation progress for possible impacts on the disclosure requirements under the rules.

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

The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration. We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and adjust revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Selling expense. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation.

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Three Months Ended March 31,
	2024			2023
	FAM	SAS	Total	FAM	SAS	Total
United States	$108.9	$159.4	$268.3	$124.1	$179.0	$303.1
Europe	54.0	87.1	141.1	57.5	100.1	157.6
Asia-Pacific	32.1	20.9	53.0	29.6	22.3	51.9
Americas (excluding U.S.)	5.2	22.3	27.5	5.3	18.8	24.1
Other foreign countries	2.5	7.8	10.3	4.1	8.2	12.3
Net sales	$202.7	$297.5	$500.2	$220.6	$328.4	$549.0

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales as a percentage by product category for the business were as follows:

	Three Months Ended March 31,
	2024	2023
Filtration & netting	26%	25%
Advanced films	15%	15%
Tapes, labels & liners	30%	31%
Paper & packaging	16%	17%
Healthcare & other	13%	12%
Net sales	100%	100%

FAM is focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products. The FAM segment supplies customers directly, serving a diverse set of generally high-growth end markets. FAM end markets include water and air purification, life sciences, industrial processes, transportation, packaging, agriculture, building and construction, safety and security.

Filtration & netting – includes high efficiency filtration media and components used in transportation applications, water filtration, industrial processes, life science, HVAC, and air pollution control, as well as extruded mesh products used in agriculture, and various packaging applications.

Advanced films – includes paint protection films used in the transportation aftermarket channel, interlayer films and lamination for ballistic resistance, medical films and composites for consumer products and advanced wound care, security glass, high-performance graphic substrates, and emerging smart glass applications.

SAS is focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The SAS segment supplies customers through distribution and directly, serving growing and mature end markets including building and construction, DIY, product packaging, consumer and commercial papers, personal care, advanced wound care, medical device fixation and medical packaging.

Tapes, labels & liners – includes substrates for tapes used in building & construction, infrastructure, DIY, athletic, and industrial applications, substrates critical to protection and adhesive separation for applications in the personal care, label, tape, industrial, graphic arts, composites, and medical categories, as well as performance labels, and cable wrapping.

Paper & packaging – includes premium printing and other specialty papers and packaging applications used for print collateral, advertising, direct mail, product packaging, graphics, wallpaper, and education, as well as consumer office, stationery and craft papers sold to large retailers, for small business, personal use and educational applications.

Healthcare & other – includes advanced wound care, consumer wellness, device fixation, medical packaging, as well as a wide range of other solutions and applications.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the Receivables Sales Agreement, the Company formed a separate bankruptcy-remote special purpose entity ("SPE"), which is a wholly owned and controlled subsidiary. The Company continuously transfers receivables to the SPE and the SPE transfers ownership and control of certain receivables that meet certain qualifying conditions to a third-party financial institution in exchange for cash. Certain receivables are held by the SPE and are pledged to secure the collectability of the sold receivables.

On October 20, 2023, we entered into Amendment No. 1 to the Receivables Sales Agreement (the "Receivables Sales Agreement Amendment"). The Receivables Sales Agreement Amendment amends the original Receivables Sales Agreement (the "Amended Receivables Sales Agreement") to, among other things, (i) reflect the repurchase by Mativ Holdings, Inc. from the SPE of all of its accounts receivable and certain related assets previously sold by Mativ Holdings, Inc. to the SPE (collectively, "Receivables"), (ii) reflect that Mativ Holdings, Inc. is no longer an originator under the Company’s accounts receivable securitization facility, but remains the servicer and performance guarantor, (iii) reflect the Company’s assignment of 100% of the ownership interests in the SPE to Neenah, such that Neenah will now contribute rather than sell receivables to the SPE on a go-forward basis, and (iv) update the maximum Net Debt to EBITDA Ratio to match the level set forth in the Company’s First Lien Credit Agreement as in effect on the date of such amendment.

The amount of receivables pledged as collateral as of March 31, 2024 and December 31, 2023 was $33.5 million and $27.9 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

	Three Months Ended March 31,
	2024	2023
Trade accounts receivable sold to financial institutions	$234.2	$279.2
Cash proceeds from financial institutions	234.1	278.9

Note 3. Other Comprehensive Income (Loss)

Comprehensive loss includes Net loss, as well as items charged directly to stockholders' equity, which are excluded from Net loss. The Company has presented Comprehensive loss in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive income (loss), net of tax are presented in Other income (expense), net; or Interest expense in the unaudited Condensed Consolidated Statements of Income (Loss). Refer to Note 10. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net pension and OPEB costs, which are discussed in Note 12. Postretirement and Other Benefits.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	March 31, 2024	December 31, 2023
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.3 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively	$(19.9)	$(20.3)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $14.4 million and $12.8 million at March 31, 2024 and December 31, 2023, respectively	30.2	27.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $14.4 million and $14.6 million at March 31, 2024 and December 31, 2023, respectively	22.3	31.5
Accumulated other comprehensive income, net of tax	$32.6	$39.1

Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2024			2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$0.4	$—	$0.4	$1.2	$(0.7)	$0.5
Derivative instrument adjustments	3.9	(1.6)	2.3	(14.1)	2.7	(11.4)
Unrealized foreign currency translation adjustments	(9.0)	(0.2)	(9.2)	19.8	(1.4)	18.4
Total	$(4.7)	$(1.8)	$(6.5)	$6.9	$0.6	$7.5

Note 4. Net Loss Per Share

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended March 31,
	2024	2023
Numerator (basic and diluted):
Net loss	$(28.0)	$(7.7)
Less: Dividends to participating securities	—	(0.1)
Net loss attributable to Common Stockholders	$(28.0)	$(7.8)

Denominator:
Average number of common shares outstanding	54,267.9	54,483.0
Effect of dilutive stock-based compensation(1)	—	—
Average number of common and potential common shares outstanding	54,267.9	54,483.0
(1) Diluted loss per share excludes an immaterial amount of weighted average potential common shares for the three months ended March 31, 2024 and 2023 as their inclusion would be anti-dilutive.

Note 5. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or unplanned machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three months ended March 31, 2024 and 2023.

The following table summarizes inventories by major class (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$124.9	$129.9
Work in process	56.3	50.4
Finished goods	146.4	160.0
Supplies and other	13.4	12.6
Total inventories	$341.0	$352.9

Note 6. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2023	$417.9	$56.2	$474.1
Foreign currency translation	(2.6)	(0.9)	(3.5)
Balance at March 31, 2024	$415.3	$55.3	$470.6

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of March 31, 2024 consisted of the following (in millions):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$737.4	$220.5	$516.9
Developed technology	71.4	35.6	35.8
Trade names	47.9	7.2	40.7
Acquired technology	20.6	5.2	15.4
Non-compete agreements	2.9	2.9	—
Patents	1.9	0.9	1.0
Total	$882.1	$272.3	$609.8

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2023 consisted of the following (in millions):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$743.8	$209.4	$534.4
Developed technology	71.8	34.1	37.7
Trade names	32.7	6.4	26.3
Acquired technology	20.8	4.5	16.3
Non-compete agreements	2.9	2.8	0.1
Patents	1.9	0.9	1.0
Total(1)	$873.9	$258.1	$615.8

Unamortized Intangible Assets
Trade names(2)	$15.5	$—	$15.5
(1) Includes $0.7 million intangible asset impairment for the year ended 2023.
(2) Amortization of certain trade names began effective January 1, 2024 to reflect current expectations for the period over which the assets will contribute to future cash flows.

Amortization expense of intangible assets was $15.8 million and $14.5 million for the three months ended March 31, 2024 and 2023, respectively. Intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $14.4 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

In January 2024, we announced an organizational realignment plan (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and impairment expenses related to the Plan for the three months ended March 31, 2024 were $12.7 million, comprised of severance charges of $2.4 million, $7.3 million and $3.0 million incurred within FAM, SAS and Unallocated, respectively. Restructuring activities associated with the Plan are expected to be completed during 2024 with additional costs comprised primarily of severance and not expected to exceed $7.0 million.

Restructuring and impairment expenses in the FAM segment, excluding costs associated with the Plan were $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring and impairment expenses for the three months ended March 31, 2024 were attributable to facility closures. Restructuring and impairment expenses in the FAM segment for the three months ended March 31, 2023 primarily related to facility closures announced in prior years. Through March 31, 2024 the Company has recognized accumulated restructuring and impairment charges of $4.0 million related to the facility closures. During the remainder of 2024, the Company expects to record additional restructuring costs in the FAM segment of $2.0 million to $2.5 million related to the closure of these facilities.

Restructuring and impairment expenses in the SAS segment, excluding costs associated with the Plan, were $0.9 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring and impairment expenses for the three months ended March 31, 2024 included $0.8 million related to a facility closure announced in a prior year. Through March 31, 2024, the Company recognized accumulated restructuring and impairment charges of $3.8 million related to the facility closed in a prior year in the SAS segment. During the remainder of 2024, the Company expects to record additional restructuring costs in the SAS segment of $1.0 million to $1.5 million related to the closing of this facility.

There were no material Unallocated restructuring and impairment expenses, excluding costs associated with the Plan, for the three months ended March 31, 2024 and March 31, 2023.

Assets held for sale of $10.3 million and $10.5 million were included in Other current assets as of March 31, 2024 and 2023, respectively.

The following table summarizes total restructuring, and impairment expense (in millions):

	Three Months Ended March 31,
	2024	2023
Restructuring and impairment expense:
Severance	$12.7	$0.1
Other	1.7	0.7
Total restructuring and impairment expense	$14.4	$0.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes changes in restructuring liabilities (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$3.8	$4.0
Accruals for announced programs	4.3	—
Cash payments	(2.2)	(0.3)
Balance at end of period	$5.9	$3.7

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Note 9. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	March 31, 2024	December 31, 2023
Revolving facility - U.S. dollar borrowings	$313.0	$260.0
Term loan A facility	84.3	84.3
Term loan B facility	160.5	160.5
Delayed draw term loan	273.2	273.2
6.875% Senior unsecured notes due October 1, 2026, net of discount of $2.9 million and $3.2 million at March 31, 2024 and December 31, 2023, respectively(1)	341.5	341.9
German loan agreement	8.1	9.0
Debt issuance costs	(22.6)	(24.3)
Total debt	1,158.0	1,104.6
Less: Current debt	(2.7)	(2.8)
Total long-term debt	$1,155.3	$1,101.8
(1) Amount includes a $5.6 million and $4.9 million decrease in fair value as of March 31, 2024 and December 31, 2023, respectively, due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 10. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

Credit Facility

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the "Credit Agreement"), which replaced the Company’s previous senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the "Revolving Credit Facility") and a seven-year $200.0 million bank term loan facility (the "Term Loan A Facility"). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million.

On February 10, 2021, the Company amended its Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the "Term Loan B Facility") and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The amended Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 6, 2022, the Company further amended its Credit Agreement in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, to $600.0 million. Additionally, the Company added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility"), which the Company borrowed on July 5, 2022, in connection with the Merger. The Delayed Draw Term Loan Facility matures on May 6, 2027.

Borrowings under the amended Term Loan A Facility ("Term Loan A Credit Facility") will bear interest, at a rate equal to either (1) a forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR"), plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the "bank prime loan" rate, and (c) Term SOFR plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the Term Loan A Credit Facility is expected to range from 1.25% to 2.75% for SOFR loans and from 0.25% to 1.75% for base rate loans, in each case depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the amended Revolving Facility or the Delayed Draw Term Loan facility in U.S. dollars will bear interest, at the Company’s option, at a rate equal to either (1) a forward-looking term rate based on Term SOFR, plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the "bank prime loan" rate, and (c) one-month Term SOFR plus 1.0%, in each case plus the applicable margin. Borrowings under the Revolving Facility in Euros will bear interest at a rate equal to the reserve-adjusted Euro interbank offered rate, or EURIBOR, plus the applicable margin. The applicable margin for borrowings under the revolving credit agreement is expected to range from 1.00% to 2.50% for SOFR loans and EURIBOR loans, and from 0.00% to 1.50% for base rate loans, in each case, depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the Term Loan B Facility will bear interest, equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0% ) plus 3.75%.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 4.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 3.00x. The maximum allowable net debt to EBITDA ratio has decreased quarterly returning to 4.50x effective as of December 2023. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by Mativ Luxembourg (formerly known as SWM Luxembourg).

The Company was in compliance with all of its covenants under the amended Credit Agreement at March 31, 2024.

Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the "Notes"). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and a third-party financial institution, as representative of the initial purchasers. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the amended Credit Agreement or that guarantees certain other indebtedness, subject to certain exceptions.

The Notes were issued pursuant to an Indenture, dated as of September 25, 2018 (the "Indenture"), by and among the Company, the guarantors listed therein and a third-party financial institution, as trustee. The Indenture provides that interest on the Notes will accrue from September 25, 2018 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2019, and the Notes mature on October 1, 2026.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2024.

As of March 31, 2024, the average interest rate was 8.03% on outstanding Revolving Facility borrowings, 8.18% on outstanding Term Loan A Credit Facility borrowings, 9.19% on outstanding Term Loan B Facility borrowings, and 7.93% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the 6.875% senior unsecured notes due 2026 was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 5.94% and 5.63% for the three months ended March 31, 2024 and 2023, respectively.

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

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of March 31, 2024 (in millions):

2024	$2.0
2025	2.7
2026	344.2
2027	671.2
2028	160.5
Thereafter	—
Total	$1,180.6

Fair Value of Debt

At March 31, 2024 and December 31, 2023, the fair market value of the Company's 6.875% senior unsecured notes was $321.1 million and $335.6 million, respectively. The fair market value for the senior unsecured notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2024 and December 31, 2023 approximated the respective carrying amounts as the interest rates approximate current market indices.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Derivatives

In the normal course of business, the Company is exposed to foreign currency exchange rate risk and interest rate risk on its variable-rate debt. To manage these risks, the Company utilizes a variety of practices including derivative instruments. The Company has no derivative instruments for trading or speculative purposes or derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company’s derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

Foreign Currency Risk Management

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of foreign exchange contracts not designated as hedges are recorded to Net loss each period.

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Consolidated Statement of Cash Flows. As of March 31, 2024 and December 31, 2023 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of March 31, 2024 and December 31 2023 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $692.2 million and $720.0 million, respectively.

Interest rate contracts are also used to hedge changes in the fair value of a portion of our senior unsecured notes attributable to changes in the benchmark interest rate. Changes in the fair value of the interest rate contracts and corresponding portion of the hedged debt are recognized in Interest expense and classified within operating activities in the Consolidated Statement of Cash Flows. As of March 31, 2024 and December 31, 2023 the gross notional amount of the interest rate swap designated as a fair value hedge was $173.4 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2024 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.5	Accrued expenses and other current liabilities	$0.2
Foreign exchange contracts	Other assets	—	Other liabilities	7.9
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	17.3	Other liabilities	5.6
Total derivatives designated as hedges		$17.8		$13.7

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	1.2	Accrued expenses and other current liabilities	1.2
Total derivatives not designated as hedges		$1.2		$1.2
Total derivatives		$19.0		$14.9

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2023 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.9	Accrued expenses and other current liabilities	$—
Foreign exchange contracts	Other assets	—	Other liabilities	18.4
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	10.9	Other liabilities	4.9
Total derivatives designated as hedges		$11.8		$23.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	1.7	Accrued expenses and other current liabilities	1.5
Total derivatives not designated as hedges		$1.7		$1.5
Total derivatives		$13.5		$24.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) (OCI) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2024	2023
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$10.2	$(8.3)
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	8.7	(6.6)
Total gain (loss)	$18.9	$(14.9)

The Company's designated derivative instruments are highly effective. As such, related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing, there were no gains or losses recognized immediately in income for the three months ended March 31, 2024 or 2023, other than those related to the cross-currency swaps, noted below.

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gain (Loss) Recognized
		Three Months Ended March 31,
		2024	2023
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$6.3	$5.8
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	2.0	2.5
Effect of fair value hedges
Hedged item	Interest expense	1.1	0.6
Derivative designated as hedges	Interest expense	(1.1)	(0.6)
Effect of non-designated hedges
Foreign exchange contracts	Other income	1.7	—
Total gain		$10.0	$8.3

Deferred gains of $9.9 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest Expense over the next twelve months.

Note 11. Commitments and Contingencies

Other Commitments

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of March 31, 2024, there were no material claims pending under this indemnification.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation

None.

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

Employees and Labor Relations

As of March 31, 2024, approximately 24% of the Company's U.S. workforce and 33% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 6% of all U.S. employees and 4% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

Note 12. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, Netherlands, and Canada and OPEB benefits related to post- retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada.

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended March 31, 2024 and 2023 were as follows (in millions):

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$0.4	$0.4	$0.3	$0.3	$—	$—	$0.3	$0.3
Interest cost	4.2	4.4	2.2	2.1	0.3	0.3	—	—
Expected return on plan assets	(5.6)	(5.5)	(1.5)	(1.1)	—	—	—	—
Amortizations and other	—	—	—	0.1	—	—	—	—
Net pension cost (benefit)	$(1.0)	$(0.7)	$1.0	$1.4	$0.3	$0.3	$0.3	$0.3

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Loss.

The Company's cost under the qualified defined contribution retirement plans was $3.5 million and $4.0 million, respectively, for the three months ended March 31, 2024 and 2023.

Note 13. Income Taxes

The Company's effective tax rate from continuing operations was 7.9% and 16.2% for the three months ended March 31, 2024 and 2023, respectively. The net change was primarily due to an unfavorable mix of earnings and one time tax adjustments in the current period. The Company has historically calculated the provision or benefit for income taxes during interim reporting periods, including the three-month period ended March 31, 2023, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three-month period ended March 31, 2024. Accordingly, Mativ used a discrete effective tax rate method to calculate taxes for the three-month period ended March 31, 2024.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that it is generally able to be repatriated free of U.S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible for a 100% dividends received deduction. As a result of the Company’s treasury policy to simplify and expediate its intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three months ended March 31, 2024. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Loss. There were no material income tax penalties or interest accrued during the three months ended March 31, 2024 or 2023.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Many jurisdictions in which the Company operates have implemented Pillar Two legislation becoming effective in 2024, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the first quarter of 2024. Due to the novelty and complexity of Pillar 2, the Company continues to monitor for advancements and further guidance in Pillar 2 rules, considering impacts of such developments on its tax expense.

Note 14. Segment Information

Following the merger, and through the end of 2023, we operated two reportable segments, ATM and FBS.

As part of the organizational realignment effective during the first quarter of 2024, we reorganized into two new reportable segments:

FAM is focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products. The FAM segment supplies customers directly, serving a diverse set of generally high-growth end markets. FAM end markets include water and air purification, life sciences, industrial processes, transportation, packaging, agriculture, building and construction, safety and security.

SAS is focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The SAS segment supplies customers through distribution and directly, serving growing and mature end markets including building and construction, DIY, product packaging, consumer & commercial papers, personal care, advanced wound care, medical device fixation and medical packaging.

The accounting policies of the reportable segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Information about Net Sales and Operating Profit (Loss)

The Company primarily evaluates segment performance and allocates resources based on operating profit. General corporate expenses that do not directly support the operations of the business segments are unallocated expenses. Assets are managed on a total company basis and are therefore not disclosed at the segment level.

Net sales and operating profit (loss) by segment were (in millions):

	Net Sales
	Three Months Ended March 31,
	2024	2023
FAM	$202.7	$220.6
SAS	297.5	328.4
Total Consolidated	$500.2	$549.0

	Operating Profit (Loss)
	Three Months Ended March 31,
	2024	2023
FAM	$14.6	$27.2
SAS	4.2	5.1
Unallocated	(32.6)	(34.5)
Total Consolidated	$(13.8)	$(2.2)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15.     Discontinued Operations

Upon entering into the Engineered Papers Offer agreement, the EP business met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements – Discontinued Operations ("ASC 205-20"), as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results.

Summary financial results of discontinued operations were as follows (in millions):

Three Months Ended March 31,
2023
Net sales	$130.0
Cost of products sold	108.7
Gross profit	21.3

Selling expense	3.5
Research and development expense	2.4
General expense	3.9
Total nonmanufacturing expenses	9.8

Operating profit	11.5
Interest expense	(10.9)
Other income, net	7.7
Income from discontinued operations before income taxes	8.3
Income tax expense	0.6
Income from equity affiliates, net of income taxes	0.1
Net income from discontinued operations	$7.8

Note 16.     Subsequent Events

At the 2024 Annual Meeting of Stockholders of Mativ Holdings, Inc. held on April 24, 2024, the Company’s stockholders approved the Mativ Holdings, Inc. 2024 Equity and Incentive Plan ("2024 Plan"), which previously had been approved by the Company’s Board of Directors subject to stockholder approval. The 2024 Plan replaces the Schweitzer-Mauduit International, Inc. 2015 Long-Term Incentive Plan (the "Prior Plan") and is largely based on the Prior Plan, but with updates to the available shares and other administrative changes.

Consistent with the Prior Plan, the purposes of the 2024 Plan are to (i) align the interests of the Company’s stockholders and the recipients of awards under the 2024 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success, (ii) advance the interests of the Company by attracting and retaining officers, other employees, non-employee directors, consultants, independent contractors and agents, and (iii) motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the 2024 Plan, the Company may grant: (i) nonqualified stock options; (ii) incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended); (iii) stock appreciation rights; (iv) restricted stock and restricted stock units; (v) other stock-based awards; and (vi) performance awards. Subject to the terms and conditions of the 2024 Plan, the number of shares of Company common stock authorized for grants under the 2024 Plan is 2,800,000 shares.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2023. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

Organizational Realignment Plan
As part of the organizational realignment effective during Q1 of 2024, we reorganized into two new reportable segments: Filtration & Advanced Materials ("FAM") and Sustainable & Adhesive Solutions ("SAS"). Refer to Note 1. General of the Notes to the unaudited Condensed Consolidated Financial Statements for more information on our new segment structure.

All information presented within this MD&A is based on the new segment structure for comparative purposes.

EP Divestiture
On November 30, 2023 the Company completed the sale of the Engineered Papers business ("EP business"). With the sale of the EP business, Mativ ceased participating in tobacco-based products markets.

The EP business is presented as a discontinued operation for all periods and certain prior period amounts have been retrospectively revised to reflect these changes. The unaudited condensed consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 15. Discontinued Operations of the Notes to the unaudited Condensed Consolidated Financial Statements for more information on the discontinued operation and transaction.

This MD&A discusses the financial condition and results of operations of the Company as of and for the three months ended March 31, 2024.

Liquidity & Debt Overview

As of March 31, 2024, the Company had $1,158.0 million of total debt, $128.9 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $279.6 million. Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.2x at the end of the first quarter, versus a current maximum covenant ratio of 4.50x. The Company’s nearest debt maturity is our 6.875% $350.0 million senior unsecured notes which are due in 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended
	March 31,		Percent of Net Sales
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$500.2	$549.0	100.0%	100.0%
Gross profit	84.0	87.7	16.8%	16.0%
Restructuring & impairment expense	14.4	0.8	2.9%	0.1%
Operating loss	(13.8)	(2.2)	(2.8)%	(0.4)%
Interest expense	18.3	15.6	3.7%	2.8%
Net loss from continuing operations	$(28.0)	$(15.5)	(5.6)%	(2.8)%

Diluted loss per share from continuing operations	$(0.52)	$(0.28)
Cash used in operations	$(13.0)	$(24.4)
Capital spending	$12.1	$14.1

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

Net Sales

The following table presents net sales by segment (in millions):

	Three Months Ended March 31,
	2024	2023	Change	Percent Change
Filtration & Advanced Materials	$202.7	$220.6	$(17.9)	(8.1)%
Sustainable & Adhesive Solutions	297.5	328.4	(30.9)	(9.4)%
Total	$500.2	$549.0	$(48.8)	(8.9)%

Consolidated net sales of $500.2 million during the three months ended March 31, 2024 decreased $48.8 million, or 8.9%, compared to the prior year period.

FAM segment net sales of $202.7 million during the three months ended March 31, 2024 decreased $17.9 million, or 8.1%, compared to the prior year period. Lower demand for advanced films and coatings and lower selling prices were partially offset by favorable currency translation. Lower volume across the segment reflects customer caution in the current uncertain economic environment.

SAS segment net sales of $297.5 million during the three months ended March 31, 2024 decreased $30.9 million, or 9.4%, compared to the prior year period, reflecting lower volume and selling prices partially offset by favorable currency translation. Lower volume across the segment reflects customer caution in the current uncertain economic environment.

Gross Profit

The following table presents gross profit (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2024	2023	Change		2024	2023
Net sales	$500.2	$549.0	$(48.8)	(8.9)%	100.0%	100.0%
Cost of products sold	416.2	461.3	(45.1)	(9.8)%	83.2%	84.0%
Gross profit	$84.0	$87.7	$(3.7)	(4.2)%	16.8%	16.0%

Gross profit of $84.0 million during the three months ended March 31, 2024 decreased $3.7 million, or 4.2%, compared to the prior year period. The change in gross profit reflected favorable net input costs/selling price and cost reduction initiatives more than offset by lower volumes, associated fixed cost absorption, and higher production costs. The Company monitors and continues to adjust staffing levels of manufacturing labor relative to volumes.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2024	2023	Change		2024	2023
Selling expense	$18.5	$20.4	$(1.9)	(9.3)%	3.7%	3.7%
Research and development expense	6.0	6.7	(0.7)	(10.4)%	1.2%	1.2%
General expense	58.9	62.0	(3.1)	(5.0)%	11.8%	11.3%
Nonmanufacturing expenses	$83.4	$89.1	$(5.7)	(6.4)%	16.7%	16.2%

Nonmanufacturing expenses of $83.4 million during the three months ended March 31, 2024 decreased $5.7 million, or 6.4%, compared to the prior year period primarily driven by lower integration related costs.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense by segment (in millions):

	Three Months Ended March 31,			Percent of Net Sales
	2024	2023	Change	2024	2023
Filtration & Advanced Materials	$3.2	$0.7	$2.5	1.6%	0.3%
Sustainable & Adhesive Solutions	8.2	0.1	8.1	2.8%	—%
Unallocated expenses	3.0	—	3.0
Total	$14.4	$0.8	$13.6	2.9%	0.1%

The Company incurred total restructuring and impairment expense of $14.4 million in the three months ended March 31, 2024 compared with $0.8 million in the prior year period.

Restructuring and impairment expenses related to the organizational realignment plan (the "Plan") for the three months ended March 31, 2024 were $12.7 million, comprised of severance charges of $2.4 million, $7.3 million and $3.0 million incurred within FAM, SAS and Unallocated, respectively.

Restructuring and impairment expenses in the FAM segment, excluding costs associated with the Plan were $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring and impairment expenses for the three months ended March 31, 2024 were attributable to planned facility closures. Restructuring and impairment expenses in the FAM segment for the three months ended March 31, 2023 primarily related to facility closures announced in prior years.

Restructuring and impairment expenses in the SAS segment, excluding costs associated with the Plan, were $0.9 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring and impairment expenses for the three months ended March 31, 2024 included $0.8 million related to a facility closure announced in a prior year.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

	Three Months Ended March 31,			Percent Change	Return on Net Sales
	2024	2023	Change		2024	2023
Filtration & Advanced Materials	$14.6	$27.2	$(12.6)	(46.3)%	7.2%	12.3%
Sustainable & Adhesive Solutions	4.2	5.1	(0.9)	(17.6)%	1.4%	1.6%
Unallocated expenses	(32.6)	(34.5)	(1.9)	(5.5)%
Total	$(13.8)	$(2.2)	$(11.6)	N.M	(2.8)%	(0.4)%

Operating loss of $13.8 million during the three months ended March 31, 2024 increased $11.6 million compared to the prior year period.

In the FAM segment, operating income of $14.6 million during the three months ended March 31, 2024 decreased $12.6 million, or 46.3%, compared to the prior year period. In the SAS segment, operating income was $4.2 million during the three months ended March 31, 2024 reflecting a $0.9 million decrease, or 17.6% change, compared to the prior year period. In both segments, results reflected favorable net input costs/selling price and cost reduction initiatives more than offset by lower volumes, associated fixed cost absorption, and higher production costs. Unallocated expenses of $32.6 million during the three months ended March 31, 2024 decreased $1.9 million, or 5.5% compared to the prior year period.

Interest Expense

Interest expense of $18.3 million during the three months ended March 31, 2024 increased $2.7 million, or 17.3%, compared to the prior year period. Interest expense increased primarily due to higher average interest rates on the floating portion of our outstanding debt in 2024.

Other Income (Expense), Net

Other income (expense), net of $1.7 million during the three months ended March 31, 2024 increased $2.4 million, compared to the prior year period. The net change was primarily driven by foreign currency gains.

Income Taxes

A $2.4 million income tax benefit in the three months ended March 31, 2024 resulted in an effective tax rate of 7.9% compared with 16.2% in the prior year period. The net change was primarily due to an unfavorable mix of earnings and one time tax adjustments in the current period.

Net Loss and Net Loss per Share

Net loss during the three months ended March 31, 2024 was $28.0 million, or $0.52 per diluted share, compared to net loss of $15.5 million, or $0.28 per diluted share, during the prior year period.

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

Cash Requirements

As of March 31, 2024, $107.5 million of the Company's $128.9 million of cash and cash equivalents was held by foreign subsidiaries. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations and our existing credit facilities, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Used in Operating Activities

Net cash used in operating activities was $13.0 million during the three months ended March 31, 2024 compared to net cash used of $24.4 million during the prior year period. The decrease was due to an increase in accounts payable, as well as a decrease in inventory in the current period.

Working Capital

As of March 31, 2024, the Company had net operating working capital of $463.9 million, including cash and cash equivalents of $128.9 million, compared to net operating working capital of $433.9 million (excluding Current assets held for sale of discontinued operations and Current liabilities held for sale of discontinued operations), including cash and cash equivalents of $120.2 million as of December 31, 2023. The increase is attributable primarily to an increase in accounts receivable.

During the three months ended March 31, 2024, net changes in operating working capital resulted in a cash outflow of $12.7 million, a decrease from $46.1 million of outflows during the prior year period. The $33.4 million decrease was due to an increase in accounts payable and other current liabilities, as well as a decrease in inventory.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2024 was $9.1 million, compared to cash outflows of $14.8 million during the prior year period, which were mainly attributable to capital spending and proceeds from sale of assets. Within investing cash flows, capital spending was $12.1 million compared to $14.1 million in the prior year period.

Cash Used in Financing Activities

Cash provided by financing activities during the three months ended March 31, 2024 was $45.8 million, compared to cash provided of $12.0 million during the prior year period. During the three months ended March 31, 2024, financing activities primarily consisted of $69.0 million of borrowings under the revolving credit facility, $5.4 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $16.7 million.

During the prior year period, financing activities primarily consisted of $19.5 million of payments on our long-term debt, $55.0 million of proceeds from borrowings under the revolving credit facility, and $22.0 million in cash paid for dividends paid to the Company's stockholders.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividends and Share Repurchases

On May 8, 2024, we announced a cash dividend of $0.10 per share payable on June 21, 2024 to stockholders of record as of May 24, 2024. The covenants contained in our Indenture and amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 9. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Proceeds from long-term debt	$69.0	$55.0
Payments on long-term debt	(16.7)	(19.5)
Net proceeds from borrowings	$52.3	$35.5

Net proceeds from borrowings were $52.3 million during the three months ended March 31, 2024, compared to net proceeds from borrowings of $35.5 million during the prior year period.

Unused borrowing capacity under the amended Credit Agreement was $279.6 million as of March 31, 2024.

The Company was in compliance with all of its covenants under the Indenture and amended Credit Agreement at March 31, 2024. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the amended Credit Agreement.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at March 31, 2024 and December 31, 2023 were 56.1% and 53.8%, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes to the critical accounting policies and estimates described in our Form 10-K for the 2023 fiscal year ended December 31, 2023.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2023 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, profitability, and cash flow, the expected benefits and accretion of the Neenah merger and integration, whether the strategic benefits of the EP Divestiture can be achieved and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, and otherwise in our reports and filings with the Securities and Exchange Commission ("SEC"), as well as the following factors:

•Risks associated with the implementation of our strategic growth initiatives, including diversification, and the Company's understanding of, and entry into, new industries and technologies;
•Risks associated with acquisitions, dispositions, strategic transactions and global asset realignment initiatives of Mativ, including the recent EP Divestiture;
•Adverse changes in our end-market sectors impacting key customers;
•Changes in the source and intensity of competition in our commercial end-markets;
•Adverse changes in sales or production volumes, pricing and/or manufacturing costs;
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
•Uncertainty as to the long-term value of the common stock of Mativ;
•Changes in employment, wage and hour laws and regulations in the U.S. and elsewhere, including unionization rules and regulations by the National Labor Relations Board, equal pay initiatives, additional anti-discrimination rules or tests and different interpretations of exemptions from overtime laws;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2024 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows. Refer to Note 11. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2024 and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - January 31, 2024	—	$—	—	$—	$22.0
February 1 - February 29, 2024	—	—	—	—	22.0
March 1 - March 31, 2024	—	—	—	—	22.0
Total Year-to-Date 2024	—	$—	—	$—	$22.0

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards and shares purchased as part of our repurchase program approved in July 2023 and announced on August 2, 2023.

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization for the share repurchases, the Company purchased 539, 386 shares for $8.0 million as of May 6, 2024.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 22, 2023).
10.1	Mativ Holdings, Inc. 2024 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024).
*10.2	Form of Performance Share Unit Award Agreement (2024 Mativ Holdings, Inc.Equity and Incentive Plan) (filed herewith).
*10.3	Form of Restricted Stock Unit Award Agreement (2024 Mativ Holdings, Inc.Equity and Incentive Plan) (filed herewith).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

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

May 9, 2024

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

May 9, 2024