Form 10-Q
period 2024-06-30
Mativ Holdings, Inc.
filed 2024-08-08
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	June 30, 2024
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,326,985 shares of common stock outstanding as of August 5, 2024.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$523.8	$526.5	$1,024.0	$1,075.5
Cost of products sold	414.9	431.0	831.1	892.3
Gross profit	108.9	95.5	192.9	183.2

Selling expense	18.0	19.7	36.5	40.1
Research and development expense	5.8	4.5	11.8	11.2
General expense	62.8	60.4	121.7	122.4
Total nonmanufacturing expenses	86.6	84.6	170.0	173.7

Restructuring and impairment expense	11.8	0.5	26.2	1.3
Operating profit (loss)	10.5	10.4	(3.3)	8.2
Interest expense	18.4	16.4	36.7	32.0
Other income (expense), net	(1.1)	(2.6)	0.6	(3.3)
Loss from continuing operations before income taxes	(9.0)	(8.6)	(39.4)	(27.1)
Income tax expense (benefit), net	(7.6)	5.7	(10.0)	2.7
Net loss from continuing operations	(1.4)	(14.3)	(29.4)	(29.8)
Net income from discontinued operations	—	9.8	—	17.6
Net loss	(1.4)	(4.5)	(29.4)	(12.2)
Dividends to participating securities	(0.1)	(0.1)	(0.1)	(0.2)
Net loss attributable to Common Stockholders	$(1.5)	$(4.6)	$(29.5)	$(12.4)

Net loss per share - basic:
Loss per share from continuing operations	$(0.03)	$(0.26)	$(0.54)	$(0.55)
Income per share from discontinued operations	—	0.18	—	0.32
Basic	$(0.03)	$(0.08)	$(0.54)	$(0.23)

Net loss per share – diluted:
Loss per share from continuing operations	$(0.03)	$(0.26)	$(0.54)	$(0.55)
Income per share from discontinued operations	—	0.18	—	0.32
Diluted	$(0.03)	$(0.08)	$(0.54)	$(0.23)

Weighted average shares outstanding:
Basic	54,321,800	54,656,400	54,294,800	54,570,100
Diluted	54,321,800	54,656,400	54,294,800	54,570,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1.4)	$(4.5)	$(29.4)	$(12.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.6)	3.2	(10.8)	21.6
Cash flow hedges	(2.6)	11.3	(0.3)	(0.1)
Postretirement benefit plans	(0.1)	—	0.3	0.5
Other comprehensive income (loss)	(4.3)	14.5	(10.8)	22.0
Comprehensive income (loss)	$(5.7)	$10.0	$(40.2)	$9.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$133.4	$120.2
Accounts receivable, net	218.2	176.5
Inventories, net	347.2	352.9
Income taxes receivable	21.2	30.6
Other current assets	31.7	32.3
Total current assets	751.7	712.5
Property, plant and equipment, net	633.2	672.5
Finance lease right-of-use assets	17.1	18.2
Operating lease right-of-use assets	44.8	45.6
Deferred income tax benefits	9.7	6.4
Goodwill	469.5	474.1
Intangible assets, net	591.7	631.3
Other assets	89.8	81.8
Total assets	$2,607.5	$2,642.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2.7	$2.8
Finance lease liabilities	1.4	1.4
Operating lease liabilities	9.9	9.9
Accounts payable	168.6	139.3
Income taxes payable	12.6	14.3
Accrued expenses and other current liabilities	109.9	113.7
Total current liabilities	305.1	281.4
Long-term debt	1,133.7	1,101.8
Finance lease liabilities, noncurrent	17.2	18.2
Operating lease liabilities, noncurrent	34.6	35.3
Long-term income tax payable	—	7.7
Pension and other postretirement benefits	60.0	62.2
Deferred income tax liabilities	121.0	142.3
Other liabilities	37.9	44.4
Total liabilities	1,709.5	1,693.3
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,324,185 and 54,211,124 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5.4	5.4
Additional paid-in-capital	669.7	669.6
Retained earnings	194.6	235.0
Accumulated other comprehensive income, net of tax	28.3	39.1
Total stockholders’ equity	898.0	949.1
Total liabilities and stockholders’ equity	$2,607.5	$2,642.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, March 31, 2023	54,919,923	$5.5	$662.4	$579.3	$(87.9)	$1,159.3
Net loss	—	—	—	(4.5)	—	(4.5)
Other comprehensive income, net of tax	—	—	—	—	14.5	14.5
Dividends paid ($0.40 per share)	—	—	—	(22.1)	—	(22.1)
Restricted stock issuances, net	(18,237)	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.0	—	—	3.0
Stock issued to directors as compensation	3,318	—	0.3	—	—	0.3
Purchases and retirement of common stock	(64,344)	—	—	(1.5)	—	(1.5)
Balance, June 30, 2023	54,840,660	$5.5	$665.7	$551.2	$(73.4)	$1,149.0

Balance, March 31, 2024	54,311,255	$5.4	$667.3	$201.6	$32.6	$906.9
Net loss	—	—	—	(1.4)	—	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Dividends paid ($0.10 per share)	—	—	—	(5.6)	—	(5.6)
Restricted stock issuances, net	9,132	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	2.2	—	—	2.2
Stock issued to directors as compensation	3,798	—	0.2	—	—	0.2
Balance, June 30, 2024	54,324,185	$5.4	$669.7	$194.6	$28.3	$898.0
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(12.2)	—	(12.2)
Other comprehensive income, net of tax	—	—	—	—	22.0	22.0
Dividends paid ($0.80 per share)	—	—	—	(44.5)	—	(44.5)
Restricted stock issuances, net	21,927	—	—	—	—	—
Stock options exercised	813	—	—	—	—	—
Stock-based employee compensation expense	—	—	6.7	—	—	6.7
Stock issued to directors as compensation	6,726	—	0.5	—	—	0.5
Purchases and retirement of common stock	(118,779)	—	—	(2.8)	—	(2.8)
Balance, June 30, 2023	54,840,660	$5.5	$665.7	$551.2	$(73.4)	$1,149.0

Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss, net of tax	—	—	—	—	(10.8)	(10.8)
Dividends paid ($0.20 per share)	—	—	—	(11.0)	—	(11.0)
Restricted stock issuances, net	104,320	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	0.3	—	—	0.3
Stock issued to directors as compensation	8,741	—	0.5	—	—	0.5
Purchases and retirement of common stock	—	—	(0.7)	—	—	(0.7)
Balance, June 30, 2024	54,324,185	$5.4	$669.7	$194.6	$28.3	$898.0
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating
Net loss	$(29.4)	$(12.2)
Less: Income from discontinued operations	—	(17.6)
Loss from continuing operations	(29.4)	(29.8)
Non-cash items included in net loss:
Depreciation and amortization	72.7	75.2
Amortization of deferred issuance costs	3.9	3.7
Asset impairments	7.2	—
Deferred income tax	(20.8)	(3.6)
Pension and other postretirement benefits	(2.9)	(5.7)
Stock-based compensation	6.0	6.8
(Gain) loss on foreign currency transactions	(0.3)	3.3
Other non-cash items	1.2	(6.2)
Other operating	(0.9)	(2.2)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(41.5)	(8.0)
Inventories	0.2	14.4
Prepaid expenses	(3.3)	(4.7)
Accounts payable and other current liabilities	39.8	(38.0)
Accrued income taxes	1.2	0.3
Net changes in operating working capital	(3.6)	(36.0)
Net cash provided by operating activities of:
Continuing operations	33.1	5.5
Discontinued operations	—	14.0
Net cash provided by operations	33.1	19.5
Investing
Capital spending	(20.8)	(34.7)
Capitalized software costs	(0.1)	(0.5)
Proceeds from sale of assets	2.0	—
Cash paid on settlement of cross-currency swap contracts	(1.7)	—
Other investing	0.6	1.3
Net cash used in investing of:
Continuing operations	(20.0)	(33.9)
Discontinued operations	(12.0)	(5.6)
Net cash used in investing	(32.0)	(39.5)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Financing
Cash dividends paid	(10.8)	(44.3)
Proceeds from long-term debt	94.0	115.1
Payments on long-term debt	(65.3)	(64.7)
Payments on financing lease obligations	(0.7)	(0.5)
Purchases of common stock	(0.8)	(2.8)
Net cash provided by (used in) financing of:
Continuing operations	16.4	2.8
Discontinued operations	—	(0.8)
Net cash provided by financing	16.4	2.0
Effect of exchange rate changes on cash and cash equivalents	(4.3)	1.2
Increase (decrease) in cash and cash equivalents	13.2	(16.8)
Cash and cash equivalents at beginning of period	120.2	124.4
Cash and cash equivalents at end of period	$133.4	$107.6

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$45.6	$65.8
Cash paid for taxes, net	$8.7	$19.3
Capital spending in accounts payable and accrued liabilities	$6.1	$7.2
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

On November 30, 2023 the Company completed the sale of the Engineered Papers business ("EP business") to Evergreen Hill Enterprise Pte. Ltd. ("Evergreen Hill Enterprise"). With the sale of the EP business (the "EP Divestiture"), Mativ ceased participating in tobacco-based products markets.

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

Reportable Segments - As part of an organizational realignment effective during the first quarter of 2024, we reorganized into two new reportable segments: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS") focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The change in reportable segments reflects the realignment of management and the related internal review of our operating segments. The prior period presentation has been revised to align with our current segment reporting structure.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendment enhances reportable segment disclosure requirements, primarily regarding significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. The amendments in this ASU are effective on a retrospective basis for annual periods beginning January 1, 2024, and interim periods within those annual periods beginning January 1, 2025, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of these standards but does not expect a significant impact on its financial statement presentation or results.

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

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Three Months Ended June 30,
	2024			2023
	FAM	SAS	Total	FAM	SAS	Total
United States	$116.2	$177.8	$294.0	$119.9	$155.8	$275.7
Europe	50.6	89.0	139.6	51.9	95.7	147.6
Asia-Pacific	31.1	21.8	52.9	29.9	21.7	51.6
Americas (excluding U.S.)	5.9	19.8	25.7	6.1	32.4	38.5
Other foreign countries	2.6	9.0	11.6	3.9	9.2	13.1
Net sales	$206.4	$317.4	$523.8	$211.7	$314.8	$526.5

	Six Months Ended June 30,
	2024			2023
	FAM	SAS	Total	FAM	SAS	Total
United States	$225.1	$337.2	$562.3	$244.0	$334.8	$578.8
Europe	104.6	176.1	280.7	109.4	195.8	305.2
Asia-Pacific	63.2	42.7	105.9	59.4	44.0	103.4
Americas (excluding U.S.)	11.1	42.1	53.2	11.5	51.2	62.7
Other foreign countries	5.1	16.8	21.9	8.0	17.4	25.4
Net sales	$409.1	$614.9	$1,024.0	$432.3	$643.2	$1,075.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales as a percentage by product category for the business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Filtration & netting	25%	25%	25%	25%
Advanced films	14%	15%	15%	15%
Tapes, labels & liners	31%	30%	30%	30%
Paper & packaging	16%	16%	16%	17%
Healthcare & other	14%	14%	14%	13%
Net sales	100%	100%	100%	100%

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

Advanced films – includes paint protection films used in the transportation aftermarket channel, interlayer films and lamination for ballistic resistance, medical films and composites for advanced wound care and consumer products, security glass, high-performance graphic substrates, and emerging smart glass applications.

SAS is focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The SAS segment supplies customers through distribution and directly, serving growing and mature end markets.

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

The amount of receivables pledged as collateral as of June 30, 2024 and December 31, 2023 was $33.4 million and $27.9 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

	Six Months Ended June 30,
	2024	2023
Trade accounts receivable sold to financial institutions	$517.0	$568.9
Cash proceeds from financial institutions	516.6	568.2

Note 3. Other Comprehensive Income (Loss)

Comprehensive income (loss) includes Net loss, as well as items charged directly to stockholders' equity, which are excluded from Net loss. The Company has presented Comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive income (loss), net of tax are presented in Other income (expense), net; or Interest expense in the unaudited Condensed Consolidated Statements of Income (Loss). Refer to Note 10. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net pension and OPEB costs, which are discussed in Note 12. Postretirement and Other Benefits.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	June 30, 2024	December 31, 2023
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.2 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively	$(20.0)	$(20.3)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $14.4 million and $12.8 million at June 30, 2024 and December 31, 2023, respectively	27.6	27.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.0 million and $14.6 million at June 30, 2024 and December 31, 2023, respectively	20.7	31.5
Accumulated other comprehensive income, net of tax	$28.3	$39.1

Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2024			2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$—	$(0.1)	$(0.1)	$—	$—	$—
Derivative instrument adjustments	(2.6)	—	(2.6)	15.1	(3.8)	11.3
Unrealized foreign currency translation adjustments	(2.2)	0.6	(1.6)	3.2	—	3.2
Total	$(4.8)	$0.5	$(4.3)	$18.3	$(3.8)	$14.5

	Six Months Ended June 30,
	2024			2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$0.4	$(0.1)	$0.3	$1.2	$(0.7)	$0.5
Derivative instrument adjustments	1.3	(1.6)	(0.3)	1.0	(1.1)	(0.1)
Unrealized foreign currency translation adjustments	(11.2)	0.4	(10.8)	23.0	(1.4)	21.6
Total	$(9.5)	$(1.3)	$(10.8)	$25.2	$(3.2)	$22.0

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (basic and diluted):
Net loss	$(1.4)	$(4.5)	$(29.4)	$(12.2)
Less: Dividends to participating securities	(0.1)	(0.1)	(0.1)	(0.2)
Net loss attributable to Common Stockholders	$(1.5)	$(4.6)	$(29.5)	$(12.4)

Denominator:
Average number of common shares outstanding	54,321.8	54,656.4	54,294.8	54,570.1
Effect of dilutive stock-based compensation(1)	—	—	—	—
Average number of common and potential common shares outstanding	54,321.8	54,656.4	54,294.8	54,570.1
(1) Diluted loss per share excludes an immaterial amount of weighted average potential common shares for the three and six months ended June 30, 2024 and 2023 as their inclusion would be anti-dilutive.

Note 5. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or unplanned machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three and six months ended June 30, 2024 and 2023.

The following table summarizes inventories by major class (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$131.8	$129.9
Work in process	55.8	50.4
Finished goods	145.2	160.0
Supplies and other	14.4	12.6
Total inventories	$347.2	$352.9

Note 6. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2023	$417.9	$56.2	$474.1
Foreign currency translation	(3.4)	(1.2)	(4.6)
Balance at June 30, 2024	$414.5	$55.0	$469.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of June 30, 2024 consisted of the following (in millions):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$735.3	$232.3	$503.0
Acquired and developed technology	91.0	43.1	47.9
Trade names	47.8	8.0	39.8
Non-compete agreements	2.9	2.9	—
Patents	1.9	0.9	1.0
Total(1)	$878.9	$287.2	$591.7
(1) Includes $0.6 million intangible asset impairment for the three and six months ended June 30, 2024.

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2023 consisted of the following (in millions):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$743.8	$209.4	$534.4
Acquired and developed technology	92.6	38.6	54.0
Trade names	32.7	6.4	26.3
Non-compete agreements	2.9	2.8	0.1
Patents	1.9	0.9	1.0
Total(1)	$873.9	$258.1	$615.8

Unamortized Intangible Assets
Trade names(2)	$15.5	$—	$15.5
(1) Includes $0.7 million intangible asset impairment for the year ended 2023.
(2) Amortization of certain trade names began effective January 1, 2024 to reflect current expectations for the period over which the assets will contribute to future cash flows.

Amortization expense of intangible assets was $15.7 million and $15.5 million for the three months ended June 30, 2024 and 2023, respectively, and $31.5 million and $30.0 million for the six months ended June 30, 2024 and 2023, respectively. Intangibles are expensed using the straight-line amortization method.

Note 8. Restructuring and Impairment Activities

The Company incurred restructuring and impairment expense of $11.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $26.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In January 2024, we announced an organizational realignment plan (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and impairment expenses related to the Plan were comprised primarily of severance charges. These charges were $3.0 million for the three months ended June 30, 2024, of which $0.5 million, $2.2 million and $0.3 million incurred within FAM, SAS and Unallocated, respectively, and were $15.7 million for the six months ended June 30, 2024, of which $2.9 million, $9.5 million and $3.3 million incurred within FAM, SAS and Unallocated, respectively. Restructuring activities associated with the Plan are expected to be completed during 2024 with additional costs, primarily within SAS, not expected to exceed $1.0 million.

Restructuring and impairment expenses in the FAM segment, excluding costs associated with the Plan were $0.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively and were attributable to facility closures announced in prior years.

Restructuring and impairment expenses in the FAM segment, excluding costs associated with the Plan were $1.6 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively and were attributable to facility closures announced in prior years. Through June 30, 2024 the Company has recognized accumulated restructuring and impairment charges of $5.2 million related to the facility closures. During the remainder of 2024, the Company expects to record additional restructuring costs in the FAM segment of $1.0 million to $1.5 million related to the closure of these facilities.

Restructuring and impairment expenses in the SAS segment, excluding costs associated with the Plan, were $8.0 million and none for the three months ended June 30, 2024 and 2023, respectively. Restructuring and impairment expense in the SAS segment for the three months ended June 30, 2024 included impairment charges of $7.2 million related to long-lived assets at our Eerbeek, Netherlands facility to reduce the carrying value of the assets to fair value using management estimates for future cash flows. The impairment assessment was performed after revising our long-term view on market conditions and profitability. The remaining restructuring and impairment expenses for the three months ended June 30, 2024 were related to a facility closure announced in a prior year.

Restructuring and impairment expenses in the SAS segment, excluding costs associated with the Plan, were $8.9 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Restructuring and impairment expenses for the six months ended June 30, 2024 included impairment charges of $7.2 million related to long-lived assets at our Eerbeek, Netherlands facility and $1.7 million related to a facility closure announced in a prior year. Through June 30, 2024, the Company recognized accumulated restructuring and impairment charges of $5.5 million related to this closed facility. During the remainder of 2024, the Company expects to record additional restructuring costs of $1.5 million to $2.0 million related to the closing of this facility.

There were no material Unallocated restructuring and impairment expenses, excluding costs associated with the Plan, for the six months ended June 30, 2024 and 2023.

Assets held for sale of $10.3 million and $10.5 million were included in Other current assets as of June 30, 2024 and 2023, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes total restructuring, and impairment expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring expense:
Severance and termination benefits	$3.1	$—	$16.7	$0.1
Other	1.5	0.5	2.3	1.2
Total restructuring expense	4.6	0.5	19.0	1.3
Impairment expense:
Asset impairment	7.2	—	7.2	—
Total impairment expense	7.2	—	7.2	—
Total restructuring and impairment expense	$11.8	$0.5	$26.2	$1.3

The following table summarizes changes in restructuring liabilities (in millions):

	2024	2023
Balance at beginning of the period	$3.8	$4.0
Charges for restructuring programs	19.0	1.3
Cash payments and other	(18.0)	(2.0)
Balance at June 30,	$4.8	$3.3

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Note 9. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	June 30, 2024	December 31, 2023
Revolving facility - U.S. dollar borrowings	$290.0	$260.0
Term loan A facility	84.3	84.3
Term loan B facility	160.5	160.5
Delayed draw term loan	273.2	273.2
6.875% Senior unsecured notes due October 1, 2026, net of discount of $2.7 million and $3.2 million at June 30, 2024 and December 31, 2023, respectively(1)	341.9	341.9
German loan agreement	7.4	9.0
Debt issuance costs	(20.9)	(24.3)
Total debt	1,136.4	1,104.6
Less: Current debt	(2.7)	(2.8)
Total long-term debt	$1,133.7	$1,101.8
(1) Amount includes a $5.4 million and $4.9 million decrease in fair value as of June 30, 2024 and December 31, 2023, respectively, due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 10. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

The Company was in compliance with all of its covenants under the amended Credit Agreement at June 30, 2024.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Notes, failure to make payments of interest on the Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2024.

As of June 30, 2024, the average interest rate was 8.00% on outstanding Revolving Facility borrowings, 8.19% on outstanding Term Loan A Credit Facility borrowings, 9.21% on outstanding Term Loan B Facility borrowings, and 7.94% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the Notes was 7.248%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 6.10% and 5.87% for the six months ended June 30, 2024 and 2023, respectively.

Principal Repayments

The following is the expected maturities for the Company's debt obligations, net of fair value adjustments associated with interest rate swaps, as of June 30, 2024 (in millions):

2024	$1.3
2025	2.7
2026	344.6
2027	648.2
2028	160.5
Thereafter	—
Total	$1,157.3

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Debt

At June 30, 2024 and December 31, 2023, the fair market value of the Notes was $346.9 million and $335.6 million, respectively. The fair market value for the Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2024 and December 31, 2023 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

Foreign Currency Risk Management

The Company utilizes currency forward, swap and, to a lesser extent, option contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes. We designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of foreign exchange contracts not designated as hedges are recorded to Net income (loss) each period.

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Consolidated Statement of Cash Flows. As of June 30, 2024 and December 31, 2023 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of June 30, 2024 and December 31, 2023 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $692.2 million and $720.0 million, respectively.

Interest rate contracts are also used to hedge changes in the fair value of a portion of our senior unsecured notes attributable to changes in the benchmark interest rate. Changes in the fair value of the interest rate contracts and corresponding portion of the hedged debt are recognized in Interest expense and classified within operating activities in the Consolidated Statement of Cash Flows. As of June 30, 2024 and December 31, 2023 the gross notional amount of the interest rate swap designated as a fair value hedge was $173.4 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2024 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.9	Accrued expenses and other current liabilities	$0.4
Foreign exchange contracts	Other assets	0.5	Other liabilities	4.2
Interest rate contracts	Other assets	17.1	Other liabilities	5.4
Total derivatives designated as hedges		$18.5		$10.0

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.4	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		$0.4		$—
Total derivatives		$18.9		$10.0

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$3.6	$22.2	$13.8	$14.0
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	3.9	(4.3)	12.6	(10.9)
Total gain	$7.5	$17.9	$26.4	$3.1

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and six months ended June 30, 2024 or 2023, other than those related to the cross-currency swaps, noted below.

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (Losses) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$6.2	$6.8	$12.5	$12.6
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	1.8	2.2	3.8	4.6
Effect of fair value hedges
Hedged item	Interest expense	0.9	0.7	2.0	(22.5)
Derivative designated as hedges	Interest expense	(0.9)	(0.7)	(2.0)	22.5
Effect of non-designated hedges
Foreign exchange contracts	Other income	1.2	(1.1)	2.9	(1.1)
Total gain		$9.2	$7.9	$19.2	$16.1

Deferred gains of $9.3 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest Expense over the next twelve months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Commitments and Contingencies

Other Commitments

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of June 30, 2024, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of June 30, 2024, approximately 25% of the Company's U.S. workforce and 34% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 13% of all U.S. employees and 4% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension and Other Benefits

The components of net pension cost (benefit) during the six months ended June 30, 2024 and 2023 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans(1)
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$0.2	$0.4	$0.3	$0.2	$0.1	$0.1	$0.3	$0.3
Interest cost	4.3	4.4	2.2	2.1	0.2	0.3	0.1	0.1
Expected return on plan assets	(5.6)	(5.5)	(1.5)	(1.1)	—	—	—	—
Amortizations and other	—	—	—	0.2	—	—	—	—
Net pension cost (benefit)	$(1.1)	$(0.7)	$1.0	$1.4	$0.3	$0.4	$0.4	$0.4

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$0.6	$0.8	$0.6	$0.5	$0.1	$0.1	$0.6	$0.6
Interest cost	8.5	8.9	4.4	4.2	0.5	0.6	0.1	0.1
Expected return on plan assets	(11.2)	(11.1)	(3.0)	(2.2)	—	—	—	—
Amortizations and other	—	—	—	0.3	—	—	—	—
Net pension cost (benefit)	$(2.1)	$(1.4)	$2.0	$2.8	$0.6	$0.7	$0.7	$0.7

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Loss.

The Company's cost under the qualified defined contribution retirement plans was $3.9 million and $3.7 million, respectively, for the three months ended June 30, 2024 and 2023 and $7.4 million and $7.7 million, respectively, for the six months ended June 30, 2024 and 2023.

Note 13. Income Taxes

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

The Company's effective tax rate from continuing operations was 84.4% and (66.3)% for the three months ended June 30, 2024 and 2023, respectively. The net change was primarily due to favorable mix of earnings and one time discrete tax adjustments in the prior and current periods The Company's effective tax rate from continuing operations was 25.4% and (10.0)% for the six months ended June 30, 2024 and 2023, respectively. The net change was primarily due to favorable mix of earnings and one time discrete tax adjustments in the prior and current periods.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and six months ended June 30, 2024. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three and six months ended June 30, 2024 or 2023.

Many jurisdictions in which the Company operates have implemented Pillar Two legislation becoming effective in 2024, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the second quarter of 2024. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales and operating profit (loss) by segment were (in millions):

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FAM	$206.4	$211.7	$409.1	$432.3
SAS	317.4	314.8	614.9	643.2
Total Consolidated	$523.8	$526.5	$1,024.0	$1,075.5

	Operating Profit (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FAM	$25.2	$28.5	$39.8	$55.7
SAS	15.6	15.3	19.8	20.4
Unallocated	(30.3)	(33.4)	(62.9)	(67.9)
Total Consolidated	$10.5	$10.4	$(3.3)	$8.2

Note 15. Discontinued Operations

Upon entering into the Engineered Papers Offer agreement, the EP business met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements – Discontinued Operations ("ASC 205-20"), as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results.

On November 30, 2023 the Company completed the sale of its EP business. The gain and cash proceeds are subject to customary working capital adjustments during a specified period following the sale close date.

Summary financial results of discontinued operations were as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Net sales	$141.8	$271.9
Cost of products sold	108.8	217.6
Gross profit	33.0	54.3

Selling expense	3.8	7.4
Research and development expense	2.5	4.9
General expense	3.4	7.3
Total nonmanufacturing expenses	9.7	19.6
Operating profit	23.3	34.7
Interest expense	(11.9)	(22.7)
Other income (expense), net	(0.8)	6.9
Income from discontinued operations before income taxes	10.6	18.9
Income tax expense	0.9	1.5
Income from equity affiliates, net of income taxes	0.1	0.2
Net income from discontinued operations	$9.8	$17.6

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

This MD&A discusses the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2024.

Liquidity & Debt Overview

As of June 30, 2024, the Company had $1,136.4 million of total debt, $133.4 million of cash, and $302.6 million of undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility"). Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.1x at the end of the second quarter, versus a current maximum covenant ratio of 4.50x. The Company’s nearest debt maturity is our 6.875% $350.0 million senior unsecured notes which are due October 1, 2026. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended June 30,		Percent of Net Sales		Six Months Ended June 30,		Percent of Net Sales
(in millions, except per share amounts)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$523.8	$526.5	100.0%	100.0%	$1,024.0	$1,075.5	100.0%	100.0%
Gross profit	108.9	95.5	20.8%	18.1%	192.9	183.2	18.8%	17.0%
Restructuring & impairment expense	11.8	0.5	2.3%	0.1%	26.2	1.3	2.6%	0.1%
Operating profit (loss)	10.5	10.4	2.0%	2.0%	(3.3)	8.2	(0.3)%	0.8%
Interest expense	18.4	16.4	3.5%	3.1%	36.7	32.0	3.6%	3.0%
Income from discontinued operations	—	9.8	—%	1.9%	—	17.6	—%	1.6%
Net loss from continuing operations	$(1.4)	$(14.3)	(0.3)%	(2.7)%	$(29.4)	$(29.8)	(2.9)%	(2.8)%

Diluted loss per share from continuing operations	$(0.03)	$(0.26)			$(0.54)	$(0.55)
Cash provided by operations	$46.1	$29.9			$33.1	$5.5
Capital spending	$8.7	$20.6			$20.8	$34.7

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024 and 2023

Net Sales

The following table presents net sales by segment for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	Percent Change
Filtration & Advanced Materials	$206.4	$211.7	$(5.3)	(2.5)%
Sustainable & Adhesive Solutions	317.4	314.8	2.6	0.8%
Total	$523.8	$526.5	$(2.7)	(0.5)%

Consolidated net sales of $523.8 million during the three months ended June 30, 2024 decreased $2.7 million or 0.5%, compared to the prior-year quarter.

FAM segment net sales of $206.4 million during the three months ended June 30, 2024 decreased $5.3 million, or 2.5%, compared to the prior-year quarter. The FAM net sales decline reflected higher volumes in filtration offset by lower volumes in advanced films as some customers remained cautious in the current economic environment, as well as lower selling prices across the segment due to input cost deflation.

SAS segment net sales of $317.4 million during the three months ended June 30, 2024 increased $2.6 million, or 0.8%, compared to the prior-year quarter, reflecting higher volumes across all end-markets net of lower selling prices due to input cost deflation.

Gross Profit

The following table presents gross profit for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2024	June 30, 2023	Change		2024	2023
Net sales	$523.8	$526.5	$(2.7)	(0.5)%	100.0%	100.0%
Cost of products sold	414.9	431.0	(16.1)	(3.7)%	79.2%	81.9%
Gross profit	$108.9	$95.5	$13.4	14.0%	20.8%	18.1%

Gross profit of $108.9 million during the three months ended June 30, 2024 increased $13.4 million, or 14.0%, compared to the prior-year quarter. The increase in gross profit reflected favorable relative net selling price versus input cost performance, higher volumes and improved distribution and manufacturing costs partially offset by less favorable mix contribution.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2024	June 30, 2023	Change		2024	2023
Selling expense	$18.0	$19.7	$(1.7)	(8.6)%	3.4%	3.7%
Research expense	5.8	4.5	1.3	28.9%	1.1%	0.9%
General expense	62.8	60.4	2.4	4.0%	12.0%	11.5%
Nonmanufacturing expenses	$86.6	$84.6	$2.0	2.4%	16.5%	16.1%

Nonmanufacturing expenses of $86.6 million during the three months ended June 30, 2024 increased $2.0 million, or 2.4%, compared to the prior-year quarter. The increase is primarily due to expenses related to the EP Divestiture and organizational realignment and integration.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended			Percent of Net Sales
	June 30, 2024	June 30, 2023	Change	2024	2023
Filtration & Advanced Materials	$1.3	$0.5	$0.8	0.6%	0.2%
Sustainable & Adhesive Solutions	10.2	—	10.2	3.2%	—%
Unallocated expenses	0.3	—	0.3
Total	$11.8	$0.5	$11.3	2.3%	0.1%

The Company incurred total restructuring and impairment expense of $11.8 million and $0.5 million in the three months ended June 30, 2024 and 2023, respectively.

Restructuring and impairment expenses related to the organizational realignment plan (the "Plan") were comprised primarily of severance charges. For the three months ended June 30, 2024, these charges were $3.0 million, of which $0.5 million, $2.2 million and $0.3 million incurred within FAM, SAS and Unallocated, respectively. For additional information on the Plan, refer to Note 8. Restructuring and Impairment Activities of the Notes to the unaudited Condensed Consolidated Financial Statements.

Restructuring and impairment expenses in the FAM segment, excluding costs associated with the Plan were $0.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. Restructuring and impairment expenses for the three months ended June 30, 2024 and 2023 were primarily due to facility closures announced in prior years.

Restructuring and impairment expenses in the SAS segment, excluding costs associated with the Plan, were $8.0 million and none for the three months ended June 30, 2024 and 2023, respectively. Restructuring and impairment expenses for the three months ended June 30, 2024 included impairment charges of $7.2 million related to long-lived assets at our Eerbeek, Netherlands facility to reduce the carrying value of the assets to fair value using management estimates for future cash flows. The impairment assessment was performed after revising our long-term view on market conditions and profitability. The remaining restructuring and impairment expenses for the three months ended June 30, 2024 were related to a facility closure announced in a prior year.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2024	June 30, 2023	Change		2024	2023
Filtration & Advanced Materials	$25.2	$28.5	$(3.3)	(11.6)%	12.2%	13.5%
Sustainable & Adhesive Solutions	15.6	15.3	0.3	2.0%	4.9%	4.9%
Unallocated expenses	(30.3)	(33.4)	3.1	(9.3)%
Total	$10.5	$10.4	$0.1	1.0%	2.0%	2.0%

Operating profit of $10.5 million during the three months ended June 30, 2024, increased $0.1 million, or 1.0%, compared to the prior year period.

In the FAM segment, operating income was $25.2 million during the three months ended June 30, 2024 reflecting an unfavorable $3.3 million, or 11.6%, change, compared to the prior year period, primarily due to lower volumes in advanced films, and higher SG&A expenses, partially offset by higher volumes in filtration, favorable relative net selling price versus input cost performance and improved manufacturing efficiencies.

In the SAS segment, operating income of $15.6 million during the three months ended June 30, 2024 increased $0.3 million, or 2.0%, compared to the prior year period, driven by favorable relative net selling price versus input cost performance, higher volumes, and improved distribution costs partially offset by unfavorable mix and higher SG&A expenses.

Unallocated expenses of $30.3 million during the three months ended June 30, 2024 decreased $3.1 million, or 9.3%, compared to the prior year period primarily due to the integration related costs incurred in the prior year period.

Interest Expense

Interest expense of $18.4 million during the three months ended June 30, 2024 increased $2.0 million, or 12.2%, compared to the prior year period. Interest expense increased primarily due to higher average balances and higher average interest rates on the floating portion of our outstanding debt in 2024.

Other Expense, Net

Other expense, net was $1.1 million during the three months ended June 30, 2024, compared to the prior year period income of $2.6 million.

Income Taxes

A $7.6 million income tax benefit in the three months ended June 30, 2024 resulted in an effective tax rate of 84.4% compared with (66.3)% in the prior year period. The net change was primarily due to favorable mix of earnings and one time discrete tax adjustments in the prior and current periods.

Net Loss and Net Loss per Share

Net loss during the three months ended June 30, 2024 was $1.4 million, or $0.03 per diluted share, compared with net loss of $14.3 million, or $0.26 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2024 and 2023

Net Sales

The following table presents net sales by segment (in millions):

	Six Months Ended June 30,
	2024	2023	Change	Percent Change
Filtration & Advanced Materials	$409.1	$432.3	$(23.2)	(5.4)%
Sustainable & Adhesive Solutions	614.9	643.2	(28.3)	(4.4)%
Total	$1,024.0	$1,075.5	$(51.5)	(4.8)%

Consolidated net sales of $1,024.0 million during the six months ended June 30, 2024 decreased $51.5 million, or 4.8%, compared to the prior year period.

FAM segment net sales of $409.1 million during the six months ended June 30, 2024 decreased $23.2 million, or 5.4%, compared to the prior year period. Higher volumes in filtration were more than offset by lower volumes in advanced films as some customers remain cautious in the current economic environment, as well as lower selling prices across the segment due to input cost deflation.

SAS segment net sales of $614.9 million during the six months ended June 30, 2024 decreased $28.3 million, or 4.4%, compared to the prior year period, reflecting lower volume/mix and lower selling prices due to input cost deflation.

Gross Profit

The following table presents gross profit (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2024	2023	Change		2024	2023
Net sales	$1,024.0	$1,075.5	$(51.5)	(4.8)%	100.0%	100.0%
Cost of products sold	831.1	892.3	(61.2)	(6.9)%	81.2%	83.0%
Gross profit	$192.9	$183.2	$9.7	5.3%	18.8%	17.0%

Gross profit of $192.9 million during the six months ended June 30, 2024 increased $9.7 million, or 5.3%, compared to the prior year period. The change in gross profit reflected favorable relative net selling price versus input cost performance and favorable distribution expenses partially offset by lower volume, less favorable product mix, associated fixed cost absorption, and higher manufacturing costs. The Company monitors and continues to adjust staffing levels of manufacturing labor relative to volumes.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2024	2023	Change		2024	2023
Selling expense	$36.5	$40.1	$(3.6)	(9.0)%	3.6%	3.7%
Research and development expense	11.8	11.2	0.6	5.4%	1.2%	1.0%
General expense	121.7	122.4	(0.7)	(0.6)%	11.9%	11.4%
Nonmanufacturing expenses	$170.0	$173.7	$(3.7)	(2.1)%	16.6%	16.2%

Nonmanufacturing expenses of $170.0 million during the six months ended June 30, 2024 decreased $3.7 million, or 2.1%, compared to the prior year period primarily driven by integration related costs incurred in the prior year period.

Restructuring and Impairment Expense

The following table presents restructuring and impairment expense by segment (in millions):

	Six Months Ended June 30,			Percent of Net Sales
	2024	2023	Change	2024	2023
Filtration & Advanced Materials	$4.5	$1.2	$3.3	1.1%	0.3%
Sustainable & Adhesive Solutions	18.4	0.1	18.3	3.0%	—%
Unallocated expenses	3.3	—	3.3
Total	$26.2	$1.3	$24.9	2.6%	0.1%

The Company incurred total restructuring and impairment expense of $26.2 million in the six months ended June 30, 2024 compared with $1.3 million in the prior year period.

Restructuring and impairment expenses related to the Plan were comprised primarily of severance charges. For the six months ended June 30, 2024, these charges were $15.7 million, of which $2.9 million, $9.5 million and $3.3 million incurred within FAM, SAS and Unallocated, respectively. For additional information on the Plan, refer to Note 8. Restructuring and Impairment Activities of the Notes to the unaudited Condensed Consolidated Financial Statements.

Restructuring and impairment expenses in the FAM segment, excluding costs associated with the Plan were $1.6 million and $1.2 million for the six months ended June 30, 2024 and 2023, and were due to facility closures announced in prior periods.

Restructuring and impairment expenses in the SAS segment, excluding costs associated with the Plan, were $8.9 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Restructuring and impairment expenses for the six months ended June 30, 2024 included impairment charges of $7.2 million related to long-lived assets at our Eerbeek, Netherlands facility to reduce the carrying value of the assets to fair value using management estimates for future cash flows. The impairment assessment was performed after revising our long-term view on market conditions and profitability. The remaining restructuring and impairment expenses for the six months ended June 30, 2024 were related to a facility closure announced in a prior year.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

	Six Months Ended June 30,			Percent Change	Return on Net Sales
	2024	2023	Change		2024	2023
Filtration & Advanced Materials	$39.8	$55.7	$(15.9)	(28.5)%	9.7%	12.9%
Sustainable & Adhesive Solutions	19.8	20.4	(0.6)	(2.9)%	3.2%	3.2%
Unallocated expenses	(62.9)	(67.9)	(5.0)	(7.4)%
Total	$(3.3)	$8.2	$(11.5)	N.M.	(0.3)%	0.8%

Operating loss of $3.3 million during the six months ended June 30, 2024 decreased $11.5 million compared to the prior year period.

In the FAM segment, operating income of $39.8 million during the six months ended June 30, 2024 decreased $15.9 million, or 28.5%, compared to the prior year period, reflecting lower volumes and associated fixed cost absorption and higher manufacturing costs partially offset by favorable relative net selling price versus input cost performance, and favorable distribution expenses.

In the SAS segment, operating income was $19.8 million during the six months ended June 30, 2024 reflecting a $0.6 million decrease, or 2.9% change, compared to the prior year period, driven by favorable relative net selling price versus input cost performance, and favorable distribution expenses, partially offset by lower volume/mix.

Unallocated expenses of $62.9 million during the six months ended June 30, 2024 decreased $5.0 million, or 7.4% compared to the prior year period primarily due to integration related costs incurred in the prior year period.

Interest Expense

Interest expense of $36.7 million during the six months ended June 30, 2024 increased $4.7 million, or 14.7%, compared to the prior year period. Interest expense increased primarily due to higher average interest rates and higher average balances on the floating portion of our outstanding debt in 2024.

Other Income (Expense), Net

Other income, net of $0.6 million during the six months ended June 30, 2024 increased $3.9 million, compared to the prior year period.

Income Taxes

A $10.0 million income tax benefit in the six months ended June 30, 2024 resulted in an effective tax rate of 25.4% compared with (10.0)% in the prior year period. The net change was primarily due to favorable mix of earnings and one time discrete tax adjustments in the prior and current periods.

Net Loss and Net Loss per Share

Net loss during the six months ended June 30, 2024 was $29.4 million, or $0.54 per diluted share, compared to net loss of $29.8 million, or $0.55 per diluted share, during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our Revolving Facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant. Market conditions permitting, we may also seek to access the capital markets as we deem appropriate.

Cash Requirements

As of June 30, 2024, $128.0 million of the Company's $133.4 million of cash and cash equivalents was held by foreign subsidiaries. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations and our Revolving Facility, will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Cash Provided By Operating Activities

Net cash provided by operating activities was $33.1 million during the six months ended June 30, 2024 compared to net cash provided of $5.5 million during the prior year period. The increase was due to an increase in accounts payable and other current liabilities, offset by a decrease in accounts receivables and inventories.

Working Capital

As of June 30, 2024, the Company had net operating working capital of $449.3 million, including cash and cash equivalents of $133.4 million, compared to net operating working capital of $433.9 million, including cash and cash equivalents of $120.2 million as of December 31, 2023. The increase is attributable primarily to an increase in accounts receivable and cash and cash equivalents, partially offset by an increase in accounts payable.

During the six months ended June 30, 2024, net changes in operating working capital resulted in cash outflows of $3.6 million, a decrease from $36.0 million of outflows during the prior year period. The $32.4 million decrease was due to an increase in net changes of accounts payable and other current liabilities, offset by a decrease in net changes of accounts receivable.

Cash Used In Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 was $20.0 million, compared to cash outflows of $33.9 million during the prior year period, which were mainly attributable to capital spending and proceeds from sale of assets. Within investing cash flows, capital spending was $20.8 million compared to $34.7 million in the prior year period.

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was $16.4 million, compared to cash provided of $2.8 million during the prior year period. During the six months ended June 30, 2024, financing activities primarily consisted of $94.0 million of borrowings under the Revolving Facility, $10.8 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $65.3 million.

During the prior year period, financing activities primarily consisted of $115.1 million of proceeds from borrowings under the Revolving Facility, $64.7 million of payments on our long-term debt, and $44.3 million of dividends paid to the Company's stockholders.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividends and Share Repurchases

On August 7, 2024, we announced a cash dividend of $0.10 per share payable on September 20, 2024 to stockholders of record as of August 23, 2024. The covenants contained in the Indenture governing the Notes and Amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 9. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Proceeds from long-term debt	$94.0	$115.1
Payments on long-term debt	(65.3)	(64.7)
Net proceeds from borrowings	$28.7	$50.4

Net proceeds from borrowings were $28.7 million during the six months ended June 30, 2024, compared to net proceeds from borrowings of $50.4 million during the prior year period.

Unused borrowing capacity under the Amended Credit Agreement was $302.6 million as of June 30, 2024.

The Company was in compliance with all of its covenants under the Indenture and Amended Credit Agreement at June 30, 2024. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Amended Credit Agreement.

Our total debt to capital ratios, as calculated under the Amended Credit Agreement, at June 30, 2024 and December 31, 2023 were 55.9% and 53.8%, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects, the cost and timing of our restructuring actions, our expectations regarding our organizational realignment plan, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, profitability, and cash flow, the expected benefits and accretion of the Neenah merger and integration, whether the strategic benefits of the EP Divestiture can be achieved and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

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
•Our ability to attract and retain key personnel, labor shortages, labor strikes, stoppages or other disruptions;
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
•Information technology system failures, data security breaches, network disruptions, and cybersecurity events; and
•Other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2024 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table indicates the cost of and number of shares of our Common Stock we have repurchased during 2024 and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
			(# of shares)	(in millions)	(in millions)
January 1 - March 31, 2024	—	—	—	—	$22.0
April 1 - April 30, 2024	—	—	—	—	22.0
May 1 - May 31, 2024	—	—	—	—	22.0
June 1 - June 30, 2024	—	—	—	—	22.0
Total Year-to-Date 2024	—	—	—	—	$22.0

Transactions represent the purchase of vested restricted shares from employees to satisfy minimum tax withholding requirements upon vesting of stock-based awards and shares purchased as part of our repurchase program approved in July 2023 and announced on August 2, 2023.

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization for the share repurchases, the Company purchased 539,386 shares for $8.0 million as of August 5, 2024.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 22, 2023).
*10.1	Mativ Holdings, Inc. Executive Severance Plan (filed herewith).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

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

August 8, 2024

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 8, 2024