Form 10-K
period 2024-12-31
Mativ Holdings, Inc.
filed 2025-02-27
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $908.9 million, based on the last sale price for the Common Stock of $16.96 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 54,517,608 shares of Common Stock issued and outstanding as of February 24, 2025.

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

On November 30, 2023, the Company completed the sale of the Engineered Papers business ("EP business") to Evergreen Hill Enterprise Pte. Ltd. ("Evergreen Hill Enterprise"). With the sale of the EP business (the "EP Divestiture"), Mativ ceased participating in tobacco-based product markets.

Effective with the sale, the EP business is presented as a discontinued operation for all periods presented and certain prior period amounts have been retrospectively recasted to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 9. Discontinued Operations of the Notes to Consolidated Financial Statements for more information on the discontinued operation and transaction.

Mativ and its subsidiaries manufacture on three continents, conduct business in over 90 countries and operate 35 production locations worldwide. Our products are sold globally, though are most prevalent in North America and Europe with, to a lesser extent, Asia-Pacific and the rest of the world making up the remainder.

Our principal executive office is located at 100 Kimball Place, Suite 600, Alpharetta, Georgia 30009 and our telephone number is (770) 569-4229. Our stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MATV."

Strategic Overview

As a specialty materials manufacturing company, Mativ’s primary processes consist of taking basic inputs, such as fibers, resins and chemicals, to create highly engineered media, such as nonwovens, films, specialty paper and netting. We then further process our media through coating, saturating, adhesive application and advanced converting processes to impart specific product attributes that are valued by our customers and customized to meet their unique needs.

Mativ’s long-term growth ambition is focused on enhancing its position as a global supplier of choice, driving performance by engineering unique, innovative solutions that connect, protect, and purify our world.

Fuel our customers’ successes. We target leading customers in specialized, growing segments of materials markets, and we create value for our customers by combining capabilities, technologies, and service platforms to produce tailored solutions that uniquely solve their most complex challenges. We have an agile supply chain and manufacturing base that enables us to efficiently produce customized offerings, often in smaller batches, that provide premium quality and unique attributes. We also stretch across layers of the value chain, combining our technologies to provided added value to our products and a more complete solution. Further, our products are specified and often undergo rigorous qualification cycles, and we are sought out as a partner for innovation opportunities. This creates deep customer relationships, which we believe fuels our ability to grow in our categories. Examples of this include our ability to bundle multiple components (media, support, cores and tubes) for water filtration, our ability to extrude and coat our advanced films for specified attributes, our ability to create unique colors, textures and finishes for premium packaging and consumer applications, and our ability to modify release characteristics for various adhesive applications.

Capture accelerated growth potential powered by key trends and innovation. Our businesses are aligned with key macro trends and end markets with strong growth outlooks. In addition to our existing product lines, our team uses these long-term trends to guide innovation efforts and bring to life solutions that support our customers’ evolving needs. Key themes such as the demand for cleaner air and water, modern building practices, increased uses of adhesives, advancements in health and wellness and the desire for sustainable, eco-friendly alternatives, align with our offerings and provide long-term support for demand. In our filtration category, we produce multiple critical components of reverse osmosis filters supporting the increasing demand for clean water, as well as other highly engineered media to support rising needs for air and liquid purification in HVAC, industrial and life science applications. Our advanced films are used in automotive and building applications to safeguard surfaces from sunlight, sound, impact, water, and temperature—increasingly relevant to protect vehicles and buildings. Release liners are essential in the activation process of adhesives in both temporary and permanent connection applications, and are used in growing areas such as hygiene products for adult and feminine care, construction and labeling. Our healthcare lines support advanced healing, wound cleansing, skin-friendly adhesives, as well as device fixation for wearable medical devices—all influenced by an aging population and increased global focus on health and wellness. Our tapes and industrial products provide solutions used in growing areas such as cable harnesses and tape for electric vehicles, and protective coverings for cables used in infrastructure and construction. Lastly, our paper and packaging business addresses needs for sustainability and eco-friendly alternatives to plastic while supporting brand aesthetics and the customer experience.

Leverage economies of scale. We continue to capitalize on value creation opportunities created by the Merger. We have realized the majority of the previously announced $65.0 million of synergies expected from the transaction, and we are continuing to execute on plans for incremental value. These savings included selling, general and administrative reductions (including redundant public company costs), supply chain efficiencies (including procurement, logistics and operating optimization) and other cost reductions, such as purchase services and leased office consolidation. Further, we are executing on significant incremental revenue opportunities. We continue to identify strategic cross-selling opportunities and innovation in key categories like filtration, healthcare, release liners and tape. We also see geographic expansion as a growth opportunity to complement our expanded footprint in Asia, North America and Europe, demonstrated by recent growth investments in our sites in Italy, Canada, the United Kingdom and Mexico. Lastly, we are leveraging a more comprehensive value chain position, where we believe we can cross-source and present a more complete offerings to our customers.

Transform the portfolio. We focus our investments, resources and efforts towards categories with the highest value-creation potential, focused on growth and margin-accretive opportunities. We actively manage elements of our portfolio that are non-core, margin dilutive or do not align with our growth ambitions. We strategically divested our Engineered Papers business in November 2023 for $620.0 million in cash, subject to customary closing date adjustments, moving us away from tobacco-based product markets and freeing up resources to focus on more growth-oriented aspects of our portfolio. We also closed or divested a number of smaller, non-strategic sites. We have since redeployed capital to repay debt and invest in categories that are geographically expansive and products where we see additional opportunities for growth. We installed a new melt blown line in Germany that started in the first quarter of 2024, and we expect two extrusion lines to start up in late 2025, all in support of growth in transportation and water filtration. Further, we continue to onboard new business on our coater in Mexico that started in late 2023, which supports accelerated release liner growth in North and South America. We also expect a new hot-melt line in Italy to start up in late 2025 in support of accelerated growth in the automotive tape business for our electric vehicle and internal combustion engine platforms; and we are implementing a new athletic tape line in Canada to start up in early 2026 in support of the quickly growing athletic and sports tape business. Lastly, a new medical films line in the United Kingdom is scheduled to start up and begin customer qualification in Q1 of 2025 to accommodate the growing demand trends in our medical films business.

Reduce complexity and optimize our business. We continue to focus on optimizing our business, and we believe this presents a meaningful opportunity to unlock value. Since the Merger, we have significantly enhanced our portfolio mix and continue to prioritize debt reduction, reducing net debt by approximately 35%. We have also right sized our dividend to align with our current portfolio. We enacted an organizational realignment initiative (the "Plan") which enabled $20.0 million of run-rate savings at the end of 2024. The Company expects future initiatives under the Plan to include system integrations, further restructuring and transactional efficiencies, resulting in an additional $20.0 million in overhead cost reduction by the end of 2026. We have made investments in technology, consolidating ERP systems by 30% and streamlining our support processes. We optimized our manufacturing footprint from 48 manufacturing facilities at the time of the Merger to 35 manufacturing facilities today (a reduction of over 20%), divesting and/or consolidating non-core facilities and product lines, and we reduced the number of warehouses by 25%. We continue to evaluate our manufacturing footprint and non-core business lines for further opportunities to reduce complexity and unlock value.

Competitive Strengths

Scaled, diversified portfolio and customer base. We are an approximately $2 billion global leader in specialty materials. Our portfolio has two primary segments, Filtration & Advanced Materials and Sustainable & Adhesive Solutions, that compete in demanding global markets. We manufacture an extensive product portfolio that includes highly-engineered polymer, resin and fiber-based substrates, nets, films, adhesive tapes and other nonwovens. These products cater to diverse end-markets such as transportation, water and air filtration, construction, healthcare, advertising and marketing, and consumer goods, and often have rigorous qualification requirements. No product category accounts for more than 35% of total sales, which allows us to reduce dependency on any single end market or product line. Further, we benefit from significant cross-selling opportunities across categories, as well as customer and product diversification, which helps mitigate risks related to market fluctuations or specific geographic downturns.

Global manufacturing and supply chain. We believe our ability to combine technologies, our purpose-built, flexible asset base and our extensive global reach enables us to create solutions and support our customers needs in how and where they go to market. With established manufacturing facilities in all major economic regions and sales in over 90 countries, we leverage local expertise to understand and meet the unique needs of our clients in each area. Our efficient global distribution network ensures timely delivery of products to customers worldwide and adherence to international trade regulations and standards.

Leading market position across multiple verticals. We believe we hold leading market positions in many of our core products, having developed unique and specialized capabilities to meet stringent qualification processes for our customers in various end markets. Our strong brand recognition, technologies and trust in the specialty materials industry fosters a loyal customer base. Our product and brands are synonymous with quality, reliability and innovation. Through long-standing relationships and custom capabilities, we have created a competitive moat that makes it costly for customers to switch to another product or provider. Our customers invest alongside us to provide turnkey solutions to the end market, often building their specifications in support of our products and further building deep, interdependent and long-standing relationships. We continue to align our portfolio towards high-growth sectors. We believe this strategic shift towards preferred categories will improve growth trajectory and further establish us as a market leader.

Innovation capabilities in material science. We have a culture of innovation that supports co-development of products with our most strategic customers. We invest in research and development (“R&D”) to create and identify innovative materials and technologies to meet evolving market demands. We employ approximately 130 R&D employees in research and laboratory facilities around the world. We are known for our expertise in combining polymers, fibers and resins to create engineered solutions that optimize product performance and address the high standard requirement in healthcare, filtration and protective applications. We believe our research and development capabilities have played a key role in establishing our reputation for high quality, superior products and for reinforcing long standing customer relationships.

Sustainability focus and new eco-friendly initiatives. We believe that building long-term value for our customers and stakeholders requires a focus on sustainability that is also good for our business and communities. Our diverse product portfolio includes items that make water and air cleaner and safer, products that reduce energy consumption and support electrification, and items that are made from natural and sustainable fibers. We believe our sustainability focus better positions us to capitalize on the growing demand for eco-friendly products. We have also taken a number of steps in support of sustainability initiatives in our manufacturing processes, and we publish our progress in our company sustainability report. Several of our facilities are ISO-certified for environmental management systems and/or energy management standards. All unprocessed wood pulp is sourced exclusively from suppliers maintaining FSC and/or PEFC Chain of Custody certification. Our facilities also recycle and, whenever possible, reintroduce waste material into the manufacturing process to create new products. We continue to look for ways to enhance the sustainability of our business and make a positive impact on the communities in which we live and serve.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2025 financial results are May 8, 2025, August 7, 2025, November 6, 2025, and February 19, 2026. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.mativ.com.

DESCRIPTION OF BUSINESS

Segment Financial Information

As part of an organizational realignment initiative effective during the first fiscal quarter of 2024, we reorganized into two new reportable segments: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS"), focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The change in reportable segments reflects the realignment of management and the related internal review of our operating segments. The prior period presentations have been recasted to align with our current segment reporting structure.

Additional information regarding "Segment Performance" is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Selected financial data for our segments is available in Note 20. Segment Information of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A. "Risk Factors".

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 herein and in Notes 12, 13, 16 and 20 ("Restructuring and Other Impairment Activities," "Debt," "Income Taxes," and "Segment Information," respectively) of the Notes to Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.
Filtration & Advanced Materials

Filtration & Advanced Materials is focused on manufacturing and selling highly engineered polymer, resin and fiber-based substrates, nets, films and other performance materials for demanding end-use applications. FAM primarily supplies customers directly, serving a diverse set of higher growth global end markets. For the twelve-month period ended December 31, 2024, FAM comprised approximately 39% of our revenues. The segment's key product categories include:

•Filtration & netting - includes specialty filtration media and components aiding in the separation and purification of air and liquids for a variety of applications, such as transportation applications, water filtration, industrial processes, life science, HVAC and air pollution control. The segment also includes extruded mesh products used in agriculture and various packaging applications.
•Advanced films - includes thermoplastic polyurethane films with key attributes such as UV and scratch resistance, durability and high performance clarity. Applications of this media include automotive paint protection films, interlayer films and lamination for ballistic resistance, medical films and composites for advanced wound care and consumer products, security glass, high-performance graphic substrates, and emerging smart glass applications.

Markets and Customers. The applications and customers the FAM segment serves are in growing end-markets, and as a percentage of total FAM segment net sales in 2024 were as follows: filtration & netting – 64% and advanced films – 36%. These products are highly engineered and often customized. No customer represents more than 10% of our consolidated net sales. Our products are generally used in markets that are directly affected by economic business cycles. Most products are performance-based and require extended qualification by customers; however, certain categories may also be subject to the substitution of lower cost substrates for less demanding applications.

Sales and Distribution. FAM products are primarily sold as a component part directly to system integrators and downstream manufacturers, with a small amount sold through distribution. We typically deliver our products to customers by truck, rail and ocean-going vessels.

Competition. Our FAM products are typically leaders in their respective categories and compete against specialty products made by competitors such as Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL

Europe GmbH, Hollingsworth and Vose Company, Ahlstrom Holding 3 Oy. We believe our FAM products compete primarily on product features, innovation, quality and customer service.

Seasonality. Generally, sales of our products are subject to seasonal fluctuations and periodic machine downtime typically with lower order volumes in the fourth quarter. Quarterly sales fluctuations can also be influenced by inventory building and/or destocking by our customers as well as general market conditions and geopolitical factors.

Sustainable & Adhesive Solutions

Sustainable & Adhesive Solutions leverages a diverse array of production techniques, including precision coating, adhesive application, saturation and advanced converting, to manufacture specialty products that are highly customized for specific, demanding applications and often service specialty segments of large, global categories. SAS sells its products through a number of channels, including authorized distributors, converters, major retailers, as well as directly to customers and system integrators. For the twelve-month period ended December 31, 2024, SAS comprised approximately 61% of our revenues. The segment’s key product categories include:

•Tapes, labels & liners – includes substrates for tapes used in building & construction, infrastructure, DIY, athletic, and industrial applications; substrates critical to protection and adhesive separation (including release liners and carriers) for applications in the personal care, label, tape, industrial, graphic arts, composites and medical categories, as well as performance labels and cable wrapping.
•Paper & packaging – includes premium printing and other specialty papers and packaging applications used for print collateral, advertising, direct mail, sustainable alternatives, product packaging, graphics, wallpaper and education, as well as consumer office, stationery and craft papers sold to large retailers, for small business, personal use and educational applications.
•Healthcare & other – includes advanced wound care, consumer wellness, device fixation, medical packaging, as well as a wide range of other solutions and applications.

Markets and Customers. The applications and customers the SAS segment serves are in a combination of growing and mature end-markets. A percentage of total SAS segment net sales in 2024 were as follows tape, labels & liners – 50%, paper & packaging – 27%, and healthcare & other – 23%. Many of these products are highly engineered and often customized. No customer represents more than 10% of our consolidated net sales. Our products are generally used in markets that are directly affected by economic business cycles.

Sales and Distribution. SAS products are sold through distribution and direct channels. We typically deliver our products to customers by truck, rail and ocean-going vessels.

Competition. Our SAS products are typically leaders in their respective categories and compete against specialty products made by competitors such as Advanced Medical Solutions Group plc, Ahlstrom Holding 3 Oy, Mondi plc, Loparex LLC, Fedrigoni S.p.A., and Potsdam Specialty Paper, Inc. We believe our SAS products compete primarily on product features, innovation, quality and customer service.

Seasonality. Generally, sales of our products are subject to seasonal fluctuations and periodic machine downtime and typically with lower order volumes in the fourth quarter. Quarterly sales fluctuations can also be influenced by inventory building and/or destocking by our customers as well as general market conditions and geopolitical factors.

Raw Materials and Energy

We use a variety of resins, polymers, and synthetic fibers in our products. We source a variety of commodity-grade resins, including polypropylene and polyethylene, as well as more specialized materials such as thermoplastic polyurethane. Resin prices can fluctuate significantly and can impact profitability. Commodity grade resin prices can sometimes correlate with crude oil prices while specialty resin prices often do not. We also source synthetic fibers such as polyester, and commodity-grade wood pulp and specialty pulps, such as mercerized and flash dried pulp.

We have multiple sources for most of our raw material needs. For more commoditized inputs, the loss of a single supplier would not likely have a material adverse effect on our ability to procure needed raw materials from other suppliers. However, some of our specialty inputs are supplied by fewer manufacturers and our results could be more materially affected by the loss or disruption of supply of certain specialty resins, mercerized pulp or synthetic fibers from those producers.

Paper production uses significant amounts of energy, primarily electricity and natural gas. We believe that energy supply is generally reliable throughout our manufacturing footprint, although prices can fluctuate significantly based on demand. We enter into agreements to procure a portion of our energy requirements for future periods to reduce the uncertainty of future energy costs.

The majority of our energy requirements relate to natural gas and electricity in the U.S., and Europe. We consider these to be a relatively stable energy sources historically; however, the recent geopolitical events in various geographies in Europe and Asia have resulted in more volatile energy prices in Europe.

Additional information regarding agreements for the supply of certain raw materials and energy is included in Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Research and Development

As of December 31, 2024, we employ approximately 130 research and development employees in research and laboratory facilities around the world. We are dedicated to developing product innovations and continuous improvements to meet the evolving needs of our customers. We believe our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products. We have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in our target markets.

Intellectual Property

Patents, trade secrets and trademarks are an important part of Mativ’s intellectual property. Mativ’s products are sold around the world under various trademarks. Many of the processes used to make Mativ's products are kept as trade secrets. Mativ owns, or holds licenses to use, numerous U.S. and foreign patents. Mativ’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. In general, no single patent or group of related patents is material to the conduct of Mativ’s business as a whole or to any of Mativ’s business segments. At December 31, 2024, Mativ owned about 815 patents and patent applications globally.

Human Capital

As of December 31, 2024, we had approximately 5,100 full-time employees, of whom approximately 3,100 employees were located in North America, 1,700 employees were located in Europe, and 300 employees were located in Asia Pacific.

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

Training and Development

We use MyPath, a platform that supports setting objectives, creating a culture of ongoing feedback, differentiating and rewarding individual performance, and creating global learning and development opportunities for our employees.

We aim to be an employer of choice. To do that, we are committed to fostering diverse and inclusive environments within our corporate culture and functions. To us, this means that all employees have an opportunity to thrive at Mativ. We believe this is more than just a program or policy. We are focused on maintaining an environment of trust and belonging where employees can be their authentic selves. Our intent is that this journey will help employees understand that our differences make us stronger. We are committed to building and fostering a culture where differences are honored, opportunities are available for all and employees can feel valued, empowered, and respected for who they are. As such, we have developed key areas of focus for our efforts including Employee Lifecycle, Education and Internal Community and Allyship. Our goal is to ensure this emphasis is weaved in all aspects of the employee lifecycle which includes Attract, Engage, Grow, Reward with on-going partnership with our leaders.

We are an Equal Employment Opportunity employer committed to providing equal opportunity in all of our employment practices, including selection, hiring, assignment, reassignment, promotion, transfer, compensation, discipline, and termination. We prohibit discrimination, harassment, and retaliation in employment based on race; color; religion; genetic information; national origin; sex; sexual orientation; gender identity; pregnancy, childbirth, or related medical conditions; age; disability or handicap; citizenship status; service member status; or any other category protected by federal, state or local law.

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

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, the Company is subject to the U.S. Foreign Corrupt Practices Act, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act. Aspects of the Company’s operations and businesses are also subject to privacy, data security, and data protection regulations, which impact the way we use and handle data and operate our products and services.

The Company is not aware of any regulatory compliance matters that are expected to have a material adverse effect on the Company’s business, competitive position, financial position, results of operations, capital expenditures or cash flows.

Environmental, Social and Governance ("ESG")

Our approach to sustainability is rooted in our culture and guided by our five core values: Prioritize Safety, Be Curious, Have a Voice, Win With Customers, and Make It Happen. These values reflect the spirit and talent of our people, shaping our commitment to responsible practices and continuous improvement. We emphasize safety in everything we do, foster curiosity to innovate sustainable solutions, empower every individual to share their insights, collaborate closely with our customers, and create a lasting impact with a shared sense of purpose. Together, these principles define how we operate, behave, and interact with each other as we work to deliver value for our customers where it matters most.

We are committed to proactively managing our ESG activities and transparently reporting on our status and long-term strategy. We believe a strong focus on ESG will drive long-term success and create value for all stakeholders, aligning with our broader business strategy. By concentrating on the environmental, product stewardship, social, and governance dimensions of impact, risk, and opportunity for our business, we responsibly pursue our goal of becoming a global leader in specialty materials.

We maintain our Code of Conduct, Supplier Code of Conduct, Transparency in Supply Disclosure, Sustainable Forestry Policy, Environmental Policy, and Human Rights Policy to further align with our sustainability goals. Additional information can be found on the Ethics and Compliance section of our website at https://mativ.com/about-us/ethics-and-compliance/.

Environmental

Our commitment to integrity and accountability drives us to be responsible stewards of the environment. In recognition of our responsibility to understand and mitigate our environmental impact, we incorporate environmental planning and performance auditing into our routine environmental, health and safety (EHS) activities, focusing on the sustainable use of natural resources and the management of emissions, energy, water, and waste. Our Environmental Policy codifies our commitment to conserving resources, minimizing waste, and reducing our environmental impacts, defining the scope of our environmental efforts across our operational footprint, product portfolio, and value chain.

In line with our corporate environmental commitments and Environmental Policy, in 2024, 11 of our facilities had achieved ISO 14001 certification for their environmental management systems, and four facilities had achieved ISO 50001 certification for their energy management systems.

Additional information regarding key climate, energy, water, and waste metrics and reduction activities can be found in our 2023 ESG Report, which aligns with the International Financial Reporting Standards Foundation’s Sustainability Accounting Standards Board (SASB) metrics and is available on the Ethics and Compliance section of our website at https://mativ.com/about-us/ethics-and-compliance/. To demonstrate how climate-related matters are integrated into our risk management and financial planning, we have also included a detailed climate-related financial disclosure in the Appendix, prepared in accordance with recommendations from the Task Force on Climate-Related Financial Disclosures (TCFD).

Product Stewardship

Product Quality and Safety: As a global leader in specialty materials, Mativ is committed to delivering safe, high-quality products and services to our customers in compliance with all stakeholder requirements, applicable standards, and market regulations. We lay out these priorities in detail through our enterprise-wide Quality Policy, which is approved by our CEO and internally communicated to employees. In alignment with this, many Mativ locations follow recognized quality management systems. In 2024, 32 Mativ facilities had achieved ISO 9001 certification. We have also obtained quality management system certifications under ISO 13485 and IATF 16949 at sites producing medical and automotive products, respectively. Additionally, we hold product-specific certifications from the Forest Stewardship Council (FSC), OEKO-TEX, and Underwriters Laboratories (UL), each requiring high quality management standards tailored to their specific use-case applications.

Product Sustainability: We design our products with a focus on efficiency and quality to ensure they meet the unique demands of their use-phase applications while aligning with the sustainability ambitions of our company and customers. Beyond prioritizing customer needs and business objectives, we aim to create products that deliver enduring value without compromising the health of our environment. Examples include DigiScape® Wallcovering, a durable, latex-saturated print media designed to offer a sustainable and safer alternative to traditional polyvinyl chloride (PVC) wall coverings, CONVERD® Wide Format Rigid Board, a fully recyclable, paper-based alternative for structural signage, Itasa Futura Liners, which integrate recycled base papers and low-impact manufacturing practices to minimize the environmental footprint of both our operations and products, NEENAH® Folding Board, which offers highly customizable and sustainable options for specialty packaging papers in various colors, textures, and coatings, and RecycotapeTM, an innovative, sustainable tape backing designed for producing recyclable pressure-sensitive adhesive (PSA) tapes.

Responsible Sourcing: Mativ is dedicated to responsibly sourcing raw wood fiber materials, as outlined in our Sustainable Forestry Policy. This policy ensures that all wood fiber and pulp we purchase complies with local regulations, supports third-party sustainability certifications, namely FSC, and requires suppliers to meet our sustainability priorities and requirements. Since 2017, all pulp purchased within Mativ and our legacy businesses has met the FSC Mix, FSC Recycled, or FSC Controlled Wood standards, with a policy to only source wood pulp that meets at least the FSC Controlled Wood standard. Most of our fiber exceeds this minimum requirement. Additionally, all Mativ sites processing wood pulp hold FSC Chain of Custody certification. Beyond unprocessed wood fiber and pulp, some products in our Sustainable & Adhesive Solutions division include recycled post-consumer waste. Also, select Filtration & Advanced Materials products contain purchased recycled resin, where appropriate based on the product’s use phase.

Supply Chain Management: Our Supplier Code of Conduct sets the minimum standards that all Mativ suppliers must meet. We work with our suppliers to gather ESG-related information and conduct due diligence on identified social and environmental risks. Our approach to respecting and promoting human rights in our operations and across our value chain is also embodied in both our Code of Conduct and Supplier Code of Conduct and is guided by our Human Rights Policy. We expect our employees, suppliers, and business partners to uphold the principles of the Human Rights Policy, which are grounded in the UN Universal Declaration of Human Rights and ILO Conventions.

Social

Workforce Health and Safety: We prioritize the health and well-being of our employees and communities above all else, with a strong focus on ensuring physical, psychological, and emotional safety. Every Mativ facility implements a common set of Mativ safety tools and processes that are designed to detect critical hidden risk and work to eliminate or mitigate that risk, as well as maintain regulatory compliance. This commitment is reinforced through regular safety engagements with employees, various types of risk assessments, ongoing employee safety training, and the involvement of active joint health and safety teams. We have introduced Safety Key Element Maturity Assessments (SKEMA) to evaluate the maturity of our sites’ safety risk management practices against an ideal state. As a complement to SKEMA, we have refined our balanced scorecard to track ongoing safety performance against set targets, driving accountability and results. We have also launched a Safety Capital Risk Assessment Process and Capital Design Safety Review, enabling us to identify safety-focused capital projects across Mativ, prioritizing them based on their risk reduction potential.

Human Capital Management: As a global leader in specialty materials, our employees are our most important asset— generating ideas, engineering innovations, manufacturing leading products, and delivering services. Our strategy for providing a positive work experience for our employees is integrated into every stage of the employee lifecycle: attract, engage, grow, and reward:

•Attract: To build and diversify our talent pipeline, we employ a range of recruitment initiatives, including internship, apprenticeship, and rotational programs.
•Engage: We value and actively encourage employee feedback via quarterly town hall meetings hosted by our CEO, our “Getting To Know” webinar and podcast series hosted by alternating business leaders, and routine communications via email and within our intranet, known as Compass.
•Grow: Mativ’s MyPath performance and development framework provides resources to salaried employees to develop and grow their skillsets through targeted experiential learning and educational opportunities. Through MyPath, employees set individualized performance and development goals, complete regular check-in conversations with their managers, and leverage tools and resources to help them progress toward their career aspirations.
•Reward: We offer a suite of competitive benefits designed to help our employees and their families take charge of their health and well-being, including but not limited to medical, dental, and vision coverage, prescription drug plans, disability and life insurance, and family planning services, as well as up to 12 weeks of fully paid parental leave for salaried U.S.-based employees.

Our Communities: We believe that thriving businesses play a crucial role in building resilient communities, which is why we encourage our employees to actively support their communities through both local and company-wide initiatives. Whether by donating toys, participating in fun runs, mentoring, or supporting animal adoptions, Mativ employees are finding meaningful and creative ways to make a difference. To amplify these efforts, Mativ’s matching gift program matches employee contributions to qualified educational and charitable organizations.

Governance

Ethics and Integrity: Central to our cultural and operational foundation is the Mativ Code of Conduct, a key resource for making informed, compliant, and ethical decisions. This document details policies, standards, and expectations to guide every individual at Mativ in their work and interactions. The Code applies to all employees, officers, and directors of Mativ and its subsidiaries worldwide. Agents and contractors of the Company are also expected to read, understand, and abide by the Code. At the executive level, Mativ’s Chief Legal and Administrative Officer oversees our ethics program. At the Board level, the Audit Committee (AC) has been delegated responsibility for periodically reviewing the Company’s Code of Conduct and the Company’s systems to enforce and monitor compliance with the Code. The AC receives quarterly updates from management on ethics-related matters.

Data Security: Our Global Information Security Policy is a key component of our strategy to safeguard Mativ’s data and assets. This top-level policy, along with our detailed data management standards and procedures, guides users in protecting the confidentiality, integrity, availability, and appropriate use of our data and assets. Our Chief Information Security Officer, who reports to the Chief Information Officer and ultimately to the Chief Executive Officer, oversees the Company’s data security program. Regular program status updates are provided to leadership through meetings of the Cybersecurity and IT Risk Steering Committee, Executive Leadership Team, AC, and full Board. We align our approach to data security management with the National Institute of Standards and Technology (NIST) framework. Our strategies to identify and mitigate data security risks include vulnerability scanning, internal audits, and annual external penetration testing. Mativ also engages in monthly data security awareness training and phishing simulations to reinforce a culture of integrity.

ESG Oversight: At the Board level, general oversight responsibility for ESG is delegated by the Board to the Nominating & Governance Committee (NGC). The NGC Chair reports on ESG-related matters to the full Board. Additionally, the AC oversees the risk management process through its supervision of our enterprise risk management (ERM) system, which provides a structured approach to identifying, assessing, monitoring, and managing risk, including ESG-related issues that may affect the short-term continuity or long-term viability of our business. Internal Audit conducts an annual ERM assessment and presents the findings to the AC. The AC Chair then reports any significant findings to the full Board. At the management level, our cross-functional ESG Committee includes representatives from each business segment’s EHS team, as well as from our corporate-level Sustainability, Human Resources, and Legal departments. Meeting monthly, the ESG Committee addresses key ESG issues relevant to our business and stakeholders and oversees the development and implementation of initiatives that advance our sustainability goals. The Committee is sponsored at the executive level by our Chief Legal and Administrative Officer, and the Deputy General Counsel & Assistant Corporate Secretary provides Committee updates at each regularly scheduled NGC meeting, with periodic reports to the full Board.

Mativ believes good corporate governance supports long-term value creation for our stockholders. The Governance section of our website at https://ir.mativ.com/governance/governance-documents/default.aspx includes our Code of Conduct, by-laws, corporate governance guidelines, and Board of Directors committee charters. Additional information about Mativ's governance can also be found in our proxy statement.

Working Capital

We normally maintain approximately 50 to 70 days of inventories to support our operations. Our sales terms average between 15 and 60 days for payment by our customers, dependent upon the products and market segment served. With respect to our accounts payable, we typically carry approximately 15 to 40 days outstanding, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relation to changes in our manufacturing operations, particularly due to changes in prices of wood pulp, resins and purchased energy and the level and timing of capital expenditures related to projects in progress.

Executive Officers of the Registrant

The names and ages of our executive officers as of December 31, 2024, together with certain biographical information, are as follows:

Name	Age	Position
Julie Schertell	56	President and Chief Executive Officer
Greg Weitzel	53	Chief Financial Officer
Mark Johnson	48	Chief Legal and Administrative Officer
Mike Rickheim	50	Chief Human Resources and Communications Officer
Ryan Elwart	51	Group President, Sustainable & Adhesive Solutions
Christoph Stenzel	55	Group President, Filtration and Advanced Materials
Andrew Downard	50	Chief Supply Chain Officer

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

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2024 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•Our technological advantages are unlikely to continue indefinitely;
•Policing our intellectual property and patent rights is costly and may be unsuccessful;
•International geopolitical and other risks associated with our sales and operations outside of the United States, due to political unrest, terrorist acts, and national and international disputes;
•Risks related to our dependence on foreign imports and exports;
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

We consider our intellectual property and patents to be a material asset. We have been at the forefront of developing new products and technology within our industries and have patented many of our innovations. This has enhanced our ability to sell products and to provide added functionality and other value to the products we sell allowing them to command higher margins. This advantage has also enabled us to license certain of our patents and know-how to, and earn royalty income from, third parties. Ultimately, our various patents will expire and some may be held invalid in certain jurisdictions before their expiration dates. In addition to protecting certain of our technological advantages through patenting, we also protect a significant amount of our technological advantages as trade secrets, especially with regard to our FAM segment. As we expand our operations to more locations and countries, the risk of the loss of proprietary trade secrets will increase, and any significant loss would result in the loss of the competitive advantages provided by such trade secrets. While we cannot predict the impact or the timing of these trends and eventualities, they likely will reduce our sales and margins from the levels that we otherwise would have achieved.

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

Our operations are located in many countries around the world and operate, to a degree, in a decentralized manner. There are inherent control and fraud risks in such a structure. Moreover, we have manufacturing facilities in 11 countries and sell products in over 90 countries, many of which are emerging and undeveloped markets.

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

Changes in the laws and regulations described above, adverse interpretations or applications of such laws and regulations, and the outcome of various court and regulatory proceedings, could adversely impact the Company's business in a variety of ways, including increasing expenses, increasing liabilities, decreasing sales, limiting its ability to repatriate funds and generally conduct business, all of which could adversely affect our financial condition, results of operations and cash flows.

We are subject to risks related to our dependence on foreign imports and exports.

We conduct business in over 90 countries and operate 35 production locations worldwide. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries in which we operate. Trade discussions with the United States and its various trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties. For instance, recent events, including the new Presidential administration, have resulted in substantial regulatory uncertainty regarding international trade and trade policy. For example, President Trump and members of the U.S. Congress have called for substantial changes to tax polices, increases to tariffs on foreign imports into the United States, the imposition of new tariffs and border taxes. The Trump administration has also raised the possibility of other initiatives that may affect international trade, including renegotiation of trade agreements with other countries and the possible introduction of import duties or tariffs. Many of our raw materials imports are subject to existing duties, tariffs and quotas. The possible implementation of tariffs or border taxes could increase our cost of goods sold, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Furthermore, certain of our competitors may be better positioned than us to withstand or react to these challenges, and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales and earnings.

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

In particular, the Organization for Economic Cooperation and Development (“OECD”) has reached agreement on an approach to establish a minimum global tax, set at 15%, for large multi-national enterprises, such as the Company. The OECD has recommended that certain aspects of this approach, referred to as “Pillar Two”, be made effective beginning in 2024, and many jurisdictions relevant to the Company, including most European Member States, have already legislated Pillar Two into their statutory law in varying degrees and others are in the process of doing so. Pillar Two has introduced new complexity and uncertainty to the Company’s assessment of its taxes and further interpretation, adoption, and implementation of Pillar Two measures will continue to introduce new challenges with respect to compliance with its reporting requirements and may impact the Company’s effective tax rate and cash tax payments in future years. Further, uncertainty exists as to whether the adoption of Pillar Two in certain jurisdictions may result in reactions in other countries that are meaningful to the Company’s overall tax profile, notably, the United States. Therefore, the Company continues to monitor for updates as countries within its global footprint announce Pillar Two legislation and related announcements, policies, and/or guidance.

If the Company’s effective tax rates were to increase, or if any ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We face competition from several established competitors and we have limited market transparency.

Our FAM segment products compete to some degree against specialty products made by competitors such as Shaoxing Naite Plastics Co. Ltd., 3M Company, Covestro AG, ORAFOL Europe GmbH, Hollingsworth and Vose Company, Advanced Medical Solutions Group plc, and Ahlstrom Holding 3 Oy. We believe our FAM products compete primarily on product features, innovations and customer service. Some of these competitors are larger than we are and have more resources, thus the actions of these competitors could have an impact on the results of our FAM segment operations.

We are starting to see increased competition for some of our FAM products from companies in China, which, we believe, may have lower operating costs than us, resulting in a potential price advantage for such companies. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, take advantage of acquisitions or other opportunities more readily, undertake more extensive marketing campaigns for their brands, products and services, more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning, and make more attractive offers to our existing and potential customers.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2024, the percentage of the Company’s fixed and floating interest rate debt was 36.0% and 64.0%, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Including the impact of these transactions, as of December 31, 2024, the percentage of the Company’s debt subject to fixed and floating rates of interest was 89.0% and 11.0%, respectively.

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

We have initiated significant restructuring activities in recent years that have become part of an overall effort to improve an imbalance between demand for our products and our production capacity as well as improve our profitability and the quality of our products. Restructuring of our existing operations, or as a result of acquisitions, dispositions or mergers, involves issues that are complex, time-consuming and expensive and could significantly disrupt our business as well as garner review from regulatory authorities which could result in financial impacts to the Company. The challenges involved in executing the actions that are part of our ongoing and, potentially future, restructuring plans include:

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
•coordinating and combining operations, which may be subject to additional constraints imposed by collective bargaining agreements and local laws and regulations; and
•achieving the anticipated levels of net cost savings and efficiency, or doing so on the timelines originally projected, as a result of the restructuring activities.

Our financial performance can be significantly impacted by the cost and availability of raw materials and energy and we may have limited ability to pass through increases in costs to our customers.

Raw materials are a significant component of the cost of the products that we manufacture. The cost of wood pulp, which is the largest component of the raw materials that we use in our SAS segment, and some resins used by our FAM segment are highly cyclical and can be more volatile than general consumer or producer inflationary changes in the general economy. Likewise, the cost of polypropylene can fluctuate significantly based on a number of factors, including as a result of changes in global oil markets and broader economic conditions. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we may be limited in our ability to pass through increases in raw material costs in a timely manner or may be unable to pass through increases to our customers in whole or in part. Further, some of the resins we use in our FAM segment are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil or the impact of broader economic conditions. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or be breached due to employee or third-party error, malfeasance or other disruptions. We have in the past, and may again in the future be subject to similar cyber-attacks or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims, proceedings, or regulatory penalties, including penalties under EU privacy laws, and could disrupt our operations. Although we are insured against cyber risks and security breaches up to an annual aggregate limit, our liability insurance may be inadequate and may not fully cover the costs of any claim or any damages we might be required to pay, and we may not be able to obtain adequate liability insurance in the future on commercially desirable or reasonable terms or at all.

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

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
We are subject to public health emergencies, which has had and may continue to have an impact on our business and the business of our customers and suppliers. Uncertainty caused by pandemics, epidemics, or similar public health emergencies or outbreaks could lead to prolonged economic downturns, and negatively impact our partners and the industry in which we operate, in which case our revenues could be significantly impacted. The extent to which public health crisis impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

Additionally, in recent years, assessments of the potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the European Union and the United States. The implementation of these policies may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. For example, the State of California has adopted new climate change disclosure requirements which mandate public disclosure of certain greenhouse gas emissions data and climate-related financial risk reports. Similarly, while currently subject to a stay pending judicial review, the SEC has adopted extensive climate-related reporting requirements. The European Union has also established similar regulations, such as the Corporate Sustainability Reporting Directive (“CSRD”), and the European Union Deforestation Regulations (“EUDR”). The CSRD establishes extensive ESG-related disclosure requirements based on the European Sustainability Reporting Standards, including certain assurance obligations. The EUDR places limitations on the sale in the European Union of products linked to deforestation or the degradation of forests, and requires companies to implement due diligence systems to verify covered commodities and related products were not produced on deforested land. The standards used to identify and collect the information and data required pursuant to these emerging regulations are still developing and uncertain, which could result in increased costs related to complying with applicable reporting obligations under these standards, and could increase the risk of failing to comply. These changes, or other changes in other environmental laws, regulations, standards or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could be costly and lead to new or greater liabilities that could materially adversely affect our business, results of operations, cash flows or financial condition.

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
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholders' equity. At the end of 2024, the combined projected benefit obligation of our pension plans had a net underfunding of $5.5 million. The Company has both funded and unfunded pension plans and we make contributions to our pension trusts (where applicable) based on many factors, including regulatory guidelines, investment returns of the trusts, and availability of cash for pension contributions versus other priorities. For a discussion regarding our pension obligations, refer to Note 17. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

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

Our revenues depend on the effective operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard performance of equipment, power outages, the improper installation or operation of equipment, explosions, fires, natural disasters, failure to achieve or maintain safety or quality standards, work stoppages, supply or logistical outages, and the need to comply with environmental and other directives of governmental agencies. Moreover, natural disasters, political crises, public health crises or other unforeseen catastrophic events in any of the countries in which we operate may negatively impact our facilities, our supply chain or customers. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations. The occurrence of material operational problems, including, but not limited to, the above events, could cause the loss or interruption of operations for a significant length of time, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our foreign sales and operations may be adversely affected by supply chain disruptions due to political unrest, terrorist acts, and national and international dispute.

We conduct a portion of our sales and manufacturing outside the United States. Our foreign sales and operations are subject to a number of risks, including political and economic instability, which could have a material adverse impact on our ability to increase or maintain our international sales and operations. National and international disputes such as war, border closures, civil disturbances and terrorist acts, including Russia's invasion of Ukraine and geopolitical conflicts in the Middle East may increase the likelihood of already strained supply interruptions and further hinder our ability to access the materials and energy we need to manufacture our products. Additional supply chain disruptions will make it harder for us to find favorable pricing and reliable sources for the materials and energy we need. As a result, such disruptions will put upward pressure on our costs and increase the risk that we may be unable to acquire the materials and energy we need to continue to make certain products, in particular at our manufacturing facilities in Europe.

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

As previously disclosed, during the three-month period ending September 30, 2022, the Company became aware of a cyberattack that had been recently made against certain systems within the Company’s network environment. The attack temporarily affected operations and caused delays in execution of sales transactions at some locations. In addition, the Company incurred financial costs to investigate and remediate the incident, some of which was mitigated by insurance. During the incident, the attackers accessed and exfiltrated Company data, including some personally identifying information of certain Company employees. The Company contained the incident, notified affected individuals, and restored operations. The Company put in place remediation measures designed to help prevent future similar attacks and implemented certain other enhancements to its security system.

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

Item 2. Properties

As of December 31, 2024, we conduct business in over 90 countries and operate 35 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, India, Canada, Spain, Italy, Mexico, and Luxembourg.

Our principal production facilities as of December 31, 2024 are summarized below:

Geographic Region	FAM	SAS
U.S.	10	10
Europe	3	7
Asia/Pacific	1	2
Americas (excluding U.S.)	0	2
Total(1)	14	21
(1) Includes leased sites as follows: United States - 8, Europe - 2, Asia/Pacific - 3, Americas - 1.

We consider all of our operating facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

Item 3. Legal Proceedings

General

In the ordinary course of business, we are involved in various legal proceedings from time to time, including relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material effect on the results of operations in a given quarter or year, but no assurances can be given in this regard. Refer to Note 19. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2024, there were no material claims pending under this indemnification.

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of December 31, 2024, there were no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock, $0.10 par value per share ("Common Stock") is trading on the New York Stock Exchange (NYSE") under the symbol "MATV." Prior to the Merger, our Common Stock was listed on the NYSE, trading under the symbol "SWM" since November 30, 1995. On February 24, 2025, our stock closed at $7.01 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2018 through December 31, 2024 with the comparable cumulative total returns of the Russell 2000, S&P SmallCap 600 Capped Materials Index and self-constructed peer group, both of which we consider to be reflective of the performance of the industries in which we operate. The peer group portfolio includes ten U.S. based materials companies including Berry Global Group Inc, Clearwater Paper Corp., Glatfelter Corp., Graphic Packing Holding Corp, Greif Inc., Deluxe Corp., Rayonier Advanced Materials Inc., Sealed Air Corp, Essentra Plc, and Eastman Chemical Co. In 2021, the peer group included Neenah, Inc. and Intertape Polymer Group Inc., which were acquired during 2022 and are no longer peer group public entities. They were replaced with Deluxe Corp. and Eastman Chemical Co.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2018, and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five-Year Return

Holders. As of February 24, 2025, there were 1,775 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2024, 2023 and 2022, we declared and paid cash dividends totaling $0.40, $1.00, and $1.68 per share, respectively. On February 19, 2025, we announced a cash dividend of $0.10 per share payable on March 28, 2025 to stockholders of record as of the close of business on March 14, 2025. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 13. Debt of the Notes to Consolidated Financial

Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2024.

Repurchases of Equity Securities. The Company did not repurchase shares during 2024 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2024 is $22.0 million.

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization for the share repurchases, the Company purchased 539,386 shares for $8.0 million cumulatively as of February 24, 2025.

Item 6. Reserved

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

Organizational Realignment Plan

As part of the organizational realignment initiative effective during the first quarter of 2024, we reorganized into two new reportable segments: Filtration & Advanced Materials ("FAM") and Sustainable & Adhesive Solutions ("SAS"). Refer to Note 1. General of the Notes to the Consolidated Financial Statements for more information on our new segment structure.

All information presented within this MD&A is based on the new segment structure for comparative purposes.

EP Divestiture

On November 30, 2023, the Company completed the sale of the EP business to Evergreen Hill Enterprise. With the sale of the EP business, Mativ ceased participating in tobacco-based products markets.

Effective with the sale, the EP business is presented as a discontinued operation for all periods presented and certain prior period amounts have been retrospectively recasted to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 9. Discontinued Operations of the Notes to Consolidated Financial Statements for more information on the discontinued operation and transaction.

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

For further information, refer to "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 19. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 25% of our total assets as of December 31, 2024. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 5 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

Goodwill

Goodwill is not subject to amortization and is tested for impairment at the reporting unit level annually, during the fourth quarter, specifically October 1, or more frequently if events or changes in circumstances indicate impairment may exist. The Company determines the fair value of its reporting units using the income approach based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge. During the year ended December 31, 2023, we performed an interim quantitative goodwill impairment test, which resulted in a non-cash impairment charge of $401.0 million related to certain reporting units which are now included in the SAS reportable segment. Refer to Note 10. Goodwill, of the Notes to Consolidated Financial Statements for additional information. The annual impairment test performed on October 1, 2024, 2023 and 2022 resulted in no impairment. We continue to monitor the impact of the sustained impact of macro-economic conditions, an increasingly global competitive environment, along with continued volatility in the construction and automotive sectors. Future deterioration in these conditions may require us to perform an interim quantitative impairment test in 2025.

The fair value estimates used in the assessment of impairment for goodwill consider historical trends in addition to significant assumptions including projections of future performance. Changes in these assumptions can have a significant impact on the assessment of fair value.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

For a discussion regarding recently adopted accounting pronouncements, refer to Recently adopted Accounting Pronouncements included in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

SUMMARY

In 2024, we reported a net loss of $48.7 million on total net sales of $1,981.1 million. Compared to the prior year, net sales decreased $44.9 million, or 2.2%. Sales reflected lower volumes including volumes associated with closed and divested facilities (-1.3%) and lower selling prices (-1.1%). FAM segment net sales decreased $43.5 million, or 5.4%, compared to prior year primarily driven by lower volume (-3.7%) and lower selling prices (-1.9%). SAS segment net sales decreased $1.4 million, or 0.1%, compared to prior year primarily driven by lower selling prices (-0.6%), partially offset by higher volume (2.3%) net of closed and divested facilities (-2.0%).

The decrease in net loss in 2024 compared to 2023 was primarily due to the $401.0 million goodwill impairment recorded in the prior period. For more information on the goodwill impairment, refer to Note 10. Goodwill of the Notes to Consolidated Financial Statements. The Company incurred restructuring and other impairment charges of

$38.1 million and $22.6 million, in 2024 and 2023, respectively, primarily related to exiting certain product categories and site closures.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022 (1)
	(in millions, except per share amounts)
Net sales	$1,981.1	$2,026.0	$1,636.9
Cost of products sold	1,617.0	1,670.2	1,330.9
Gross profit	364.1	355.8	306.0
Selling and general expense	233.8	263.9	254.9
Research and development expense	23.0	21.2	18.8
Intangible asset amortization expense	62.9	61.0	53.4
Total nonmanufacturing expenses	319.7	346.1	327.1

Goodwill impairment expense	—	401.0	—
Restructuring and other impairment expense	38.1	22.6	19.1
Operating profit (loss)	6.3	(413.9)	(40.2)
Interest expense	74.7	62.2	57.3
Loss on debt extinguishment	7.3	—	—
Other income (expense), net	(3.2)	(4.8)	1.0
Loss from continuing operations before income taxes	(78.9)	(480.9)	(96.5)
Income tax expense (benefit)	(30.2)	26.8	(27.6)
Net loss from continuing operations	(48.7)	(507.7)	(68.9)
Income from discontinued operations, net of tax	—	198.2	62.3
Net loss	$(48.7)	$(309.5)	$(6.6)

Net income (loss) per share from continuing operations
Basic	$(0.90)	$(9.33)	$(1.64)
Diluted	$(0.90)	$(9.33)	$(1.64)
(1) Results during the year ended December 31, 2022 include Neenah from the July 6, 2022 acquisition date to December 31, 2022.

Comparison of the Years Ended December 31, 2024 and 2023

Net Sales

The following table presents net sales by segment (in millions):

	2024	2023	Change	Percent Change
FAM	$766.5	$810.0	$(43.5)	(5.4)%
SAS	1,214.6	1,216.0	(1.4)	(0.1)%
Total	$1,981.1	$2,026.0	$(44.9)	(2.2)%

Net sales of $1,981.1 million during the year ended December 31, 2024 decreased $44.9 million, or 2.2% compared to the prior year-end. FAM segment net sales of $766.5 million during the year ended December 31, 2024 decreased $43.5 million, or 5.4% compared to prior year-end. Sales reflected lower volume (-3.7%) and lower selling prices (-1.9%).

SAS segment net sales of $1,214.6 million during the year ended December 31, 2024 decreased $1.4 million, or 0.1% compared to the prior year-end. Sales reflected lower selling prices (-0.6%), partially offset by higher volume (2.3%) net of closed and divested facilities (-2.0%).

Gross Profit

The following table presents gross profit (in millions):

				Percent Change	Percent of Net Sales
	2024	2023	Change		2024	2023
Net sales	$1,981.1	$2,026.0	$(44.9)	(2.2)%	100.0%	100.0%
Cost of products sold	1,617.0	1,670.2	(53.2)	(3.2)%	81.6%	82.4%
Gross profit	$364.1	$355.8	$8.3	2.3%	18.4%	17.6%

Gross profit of $364.1 million during the year ended December 31, 2024 increased $8.3 million, or 2.3%, compared to the prior year period which reflected favorable relative net selling price and input cost performance, partially offset by lower volume/mix. FAM gross profit decreased $22.5 million, or 11.4% and SAS gross profit increased $30.8 million, or 19.4%.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

				Percent Change	Percent of Net Sales
	2024	2023	Change		2024	2023
Selling and general expense	$233.8	$263.9	$(30.1)	(11.4)%	11.8%	13.0%
Research and development expense	23.0	21.2	1.8	8.5%	1.2%	1.0%
Intangible asset amortization expense	62.9	61.0	1.9	3.1%	3.2%	3.0%
Nonmanufacturing expenses	$319.7	$346.1	$(26.4)	(7.6)%	16.2%	17.0%

Nonmanufacturing expenses of $319.7 million during the year ended December 31, 2024 decreased $26.4 million, or 7.6%, compared to the prior year period primarily driven by lower integration related and divestiture costs, and savings from the Plan.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

				Percent of Net Sales
	2024	2023	Change	2024	2023
FAM	$5.7	$2.8	$2.9	0.7%	0.4%
SAS	29.0	19.4	9.6	2.4%	1.6%
Unallocated expenses	3.4	0.4	3.0
Total	$38.1	$22.6	$15.5	1.9%	1.1%

The Company incurred total restructuring and other impairment expense of $38.1 million in the year ended December 31, 2024, compared to $22.6 million in the year ended December 31, 2023, an increase of $15.5 million.

In January 2024, we announced the Plan that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and other impairment expenses related to the Plan were comprised primarily of severance charges. These charges were $16.4 million for the year ended December 31, 2024, of which $3.1 million, $10.0 million and $3.3 million incurred within FAM, SAS and Unallocated, respectively. For additional information on the Plan, refer to Note 12. Restructuring and Other Impairment Activities of the Notes to the Consolidated Financial Statements.

Restructuring and other impairment expenses in the FAM segment, excluding costs associated with the Plan, were primarily attributable to facility closures announced in prior years.

Restructuring and other impairment expenses in the SAS segment, excluding costs associated with the Plan, included $16.2 million of impairment charges for the year ended December 31, 2024, to fully impair the net assets at our Eerbeek, Netherlands facility, which was sold in the fourth quarter of 2024. The impairment assessment was performed after revising our long-term view on cash flows associated with the facility. The remaining restructuring and other impairment expenses were related to a facility closure announced in a prior year.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

				Percent Change	Return on Net Sales
	2024	2023	Change		2024	2023
FAM	$70.0	$99.3	$(29.3)	(29.5)%	9.1%	12.3%
SAS	45.4	(376.3)	421.7	N.M.	3.7%	(30.9)%
Unallocated expenses	(109.1)	(136.9)	27.8	(20.3)%
Total	$6.3	$(413.9)	$420.2	N.M.	0.3%	(20.4)%

Operating profit was $6.3 million in the year ended December 31, 2024, compared to a loss of $413.9 million in the year ended December 31, 2023, an increase of $420.2 million.

In the FAM segment, operating profit in the year ended December 31, 2024 was $70.0 million compared to operating profit of $99.3 million in the year ended December 31, 2023, a decrease of $29.3 million driven by lower volumes in advanced films and netting, and unfavorable relative net selling price versus input cost performance, partially offset by higher volumes in filtration, and lower selling and general expenses.

In the SAS segment, operating profit in the year ended December 31, 2024 was $45.4 million, an increase of $421.7 million, compared to operating loss of $376.3 million in the year ended December 31, 2023. The increase was primarily driven by the 2023 $401.0 million goodwill impairment. For more information on the goodwill impairment, refer to Note 10. Goodwill of the Notes to Consolidated Financial Statements.

Unallocated expenses in the year ended December 31, 2024 were $109.1 million, a decrease of $27.8 million, or 20.3%, compared to the prior year period. The decrease is primarily driven by lower integration related and divestiture costs, and savings from the Plan.

Interest Expense

Interest expense was $74.7 million in the year ended December 31, 2024, an increase of $12.5 million, or 20.1%, compared to the year ended December 31, 2023. Interest expense increased mainly due to higher average balances and higher average rates on the floating portion of our outstanding debt in 2024, as well as the impact from hedges and the allocation of a portion of our interest expense to Discontinued Operations in 2023.

The weighted average effective interest rate on our debt facilities, including the impact of hedges, was approximately 6.41% and 5.98% for the years-ended December 31, 2024 and 2023, respectively.

Other Income (Expense), Net

Other income (expense), net was expense of $3.2 million in the year ended December 31, 2024 compared to expense of $4.8 million for the year ended December 31, 2023, a decrease in expense of $1.6 million. The decrease in expense was driven by fewer legal and tax settlements in the current period.

Income Taxes

The $30.2 million benefit and $26.8 million expense for income taxes in the years-ended December 31, 2024 and 2023, respectively, resulted in an effective tax rate of 38.3% compared with (5.6)% in the prior year. The net change was primarily due a non-deductible goodwill impairment in the prior period, and a change in a valuation allowance.

Net Loss and Loss per Share

Net loss in the year ended December 31, 2024 was $48.7 million, or $0.90 per diluted share, compared to net loss of $507.7 million, or $9.33 per diluted share, during the prior year period.

For a comparison of the Company’s results of operations for the year ended December 31, 2023 to the year ended December 31, 2022, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 29, 2024.

Discontinued Operations

The Company had no operations classified as discontinued operations in the year ended December 31, 2024 and had net income from discontinued operations of $198.2 million, or $3.64 per diluted share, during the prior year period. The Company recorded a gain on sale of the EP business of $176.3 million ($170.0 million, net of income taxes) in discontinued operations in the year ended December 31, 2023. The gain and cash proceeds are subject to customary working capital adjustments during a specified period following the sale close date.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity & Debt Overview

As of December 31, 2024, the Company had $1,089.3 million of total debt, a decrease of $15.3 million year over year, $94.3 million of cash, and undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility") of $356.4 million. Per the terms of the Company's amended Credit Agreement, net leverage was 4.4 at December 31, 2024, versus a current maximum covenant ratio of 5.50x. The Company’s nearest debt maturities are our Revolving Credit Facility, Term Loan A Facility, and Delayed Draw Term Loan Facility, due on May 6, 2027.

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

Cash Requirements

As of December 31, 2024, $78.2 million of our $94.3 million of cash and cash equivalents was held by foreign subsidiaries. Cash paid for income taxes (net of refunds) was $14.9 million for the year ended December 31, 2024. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Working Capital

As of December 31, 2024, we had net operating working capital of $386.2 million including cash and cash equivalents of $94.3 million, compared with net operating working capital of $433.9 million including cash and cash equivalents of $120.2 million as of December 31, 2023. The decrease is attributable primarily to a decrease in cash.

Cash Provided by Operations

Net cash provided by operations was $94.8 million in the year ended December 31, 2024, compared with $76.6 million in the prior year. The increase was related to lower net loss adjusted for non-cash items and favorable year-over-year movements in working capital related cash flows.

In the year ended December 31, 2024, net changes in operating working capital increased cash flow by $0.1 million primarily related to changes in accounts payable and other current liabilities and accounts receivable, partially offset by an increase in inventories. In 2023, net changes in operating working capital decreased cash flow by $19.8 million primarily related to decreases in accounts payable and other current liabilities.

Cash Provided by (Used in) Investing

Cash used in investing activities in the year ended December 31, 2024 was $44.7 million compared to $61.4 million in the prior year. Cash used in investing activities for the current and prior years were mainly attributable to capital spending.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the year ended December 31, 2024 was $55.9 million compared to used in financing activities of $662.0 million in the prior year. During the year ended December 31, 2024, financing activities primarily consisted of payments on our long-term debt of $554.7 million, $531.0 million of borrowings under the revolving credit facility and $21.6 million of dividends paid to the Company's stockholders.

During the year ended December 31, 2023, financing activities primarily consisted of payments on our long-term debt of $834.6 million, $241.0 million of borrowings under the revolving credit facility and $55.3 million of dividends paid to the Company's stockholders.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 19, 2025, we announced a cash dividend of $0.10 per share payable on March 28, 2025, to stockholders of record as of the close of business on March 14, 2025. The covenants contained in our Indenture and amended Credit Agreement, each, as defined below in "Debt Instruments and Related Covenants," require that we maintain certain financial ratios, as disclosed in Note 13. Debt of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Share Repurchases

In 2023, we repurchased 659,146 shares of our common stock at a cost of $10.7 million of which $8.0 million were repurchased as part of the share buyback program authorized by the Board of Directors in August 2023. Shares that are not part of the buyback program are repurchased or retired for the value of employees' stock-based compensation share awards surrendered to satisfy their personal statutory income tax withholding obligations. In 2024, this activity was immaterial.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the years-ended (in millions):

	Years Ended December 31,
	2024	2023
Proceeds from long-term debt	$531.0	$241.0
Payments on long-term debt	(554.7)	(834.6)
Net (payments) proceeds from borrowings	$(23.7)	$(593.6)

Net payments from borrowings were $23.7 million during the year ended December 31, 2024 compared to net payments from borrowings of $593.6 million during the prior year-end.

Credit Agreement

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provided for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, including the absence of a default or event of default under the Credit Agreement, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the financial covenants set forth in the Credit Agreement and the aggregate of such increases does not exceed $400.0 million. Refer to Note 13. Debt of the Notes to Consolidated Financial Statements, for more information.

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. The Credit Agreement was further amended effective

February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio. Refer to Note 14. Debt of the Notes to Consolidated Financial Statements for additional information about the Term Loan B Facility. The balance under the Term Loan B Facility was $116.5 million as of December 31, 2024.

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

In December 2024, the Company further amended its Credit Agreement to increase the applicable rate margin to 2.75% with respect to revolving loans and delayed draw term loans borrowed at the adjusted Term SOFR rate, adjusted EURIBOR rate or Daily Simple RFR rate, as applicable, and letter of credit fees, 1.75% with respect to revolving loans and delayed draw term loans borrowed at the ABR rate, 3.00% with respect to Term A Loans borrowed at the adjusted Term SOFR rate or adjusted EURIBOR rate, as applicable, and 2.00% with respect to Term A Loans borrowed at the ABR rate and the commitment fee rate to 0.45%, in each case, when the net debt to EBITDA ratio is greater than or equal to 5.00 to 1.00. The Amendment also permits borrowings under the revolving commitments in an aggregate amount up to $504.0 million in Sterling.

Under the terms of the amended Credit Agreement, Mativ will continue to be required to maintain certain financial ratios and comply with certain financial covenants, as amended by the Amendment, including a requirement (a) to maintain a minimum interest coverage ratio of 2.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-up to 2.75 to 1.00 for each such period thereafter and (b) to maintain a maximum net debt to EBITDA ratio of 5.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-down to 5.25 to 1.00 for each such period thereafter.

Borrowings under the amended Term Loan A Facility ("Term Loan A Credit Facility") will bear interest, at a rate equal to either (1) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) Term SOFR plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the Term Loan A Credit Facility is expected to range from 1.25% to 3.00% for SOFR loans and from 0.25% to 2.00% for base rate loans, in each case depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the amended Revolving Facility or the Delayed Draw Term Loan facility in U.S. dollars will bear interest, at the Company’s option, at a rate equal to either (1) a forward-looking term rate based on Term SOFR, plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) one-month Term SOFR plus 1.0%, in each case plus the applicable margin. Borrowings under the Revolving Facility in Euros will bear interest at a rate equal to the reserve-adjusted Euro interbank offered rate, or EURIBOR, plus the applicable margin. The applicable margin for borrowings under the revolving credit agreement is expected to range from 1.00% to 2.75% for SOFR loans and EURIBOR loans, and from 0.00% to 1.75% for base rate loans, in each case, depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the Term Loan B Facility will bear interest, equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0%) plus 3.75%.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 2.50x. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by Mativ Luxembourg (formerly known as SWM Luxembourg).

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2024. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants. The determination of the forecasted financial covenants requires management to make significant estimates and assumptions related to forecasts of future cash flows, future net debt, and future benefits from Merger synergies. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”), net debt, and benefits from Merger synergies may result in a significantly different estimate of our forecasted financial covenant ratios.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at December 31, 2024 and December 31, 2023 were 55.9% and 53.8%, respectively.

Indenture for 6.875% Senior Unsecured Notes Due 2026

The Company redeemed all of the $350.0 million of 6.875% senior unsecured notes due 2026 on October 7, 2024 using the net proceeds from the offering of the $400.0 million of 8.000% senior unsecured notes due 2029.

Indenture for 8.00% Senior Unsecured Notes Due 2029

On October 7, 2024, the Company closed a private offering of $400.0 million of 8.000% senior unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and a third-party financial institution, as representative of the initial purchasers. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the Company’s senior secured credit facilities or that guarantees certain other indebtedness, subject to certain exceptions.

The 2029 Notes were issued pursuant to an Indenture (the “Indenture”), dated as of October 7, 2024, among the Company, the guarantors listed therein and a third-party financial institution, as trustee. The Indenture provides that interest on the 2029 Notes will accrue from October 7, 2024 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025, and the 2029 Notes mature on October 1, 2029, subject to earlier repurchase or redemption.

The Company may redeem some or all of the 2029 Notes at any time on or after October 1, 2026, at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain assets or consummates certain change of control transactions, the Company will be required to make an offer to repurchase the Notes, subject to certain conditions.

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2024.

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2023 and 2022, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 29, 2024.

Other Factors affecting Liquidity and Capital Resources

Debt Interest Obligations. Debt interest obligations as of December 31, 2024 amount to $281.7 million over the next five years, Approximately $83.2 million, $83.1 million, and $56.0 million is due annually in 2025, 2026, and 2027, respectively, with the remainder being due in 2028 and 2029.

Other Obligations. We have certain purchase obligations as of December 31, 2024, under which we are required to make minimum payments for goods and services including raw materials, capital projects and energy. These obligations amount to approximately $100.6 million of which $84.3 million is obligated over the next year and the remainder is obligated over the next five years.

Tax Act Transaction Obligations. On December 22, 2017, the United States enacted the Tax Act into law, which requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Companies may elect to pay the tax over eight years based on an installment schedule outlined in the Tax Act. We have made this election and our transition tax due as a contractual obligation as of December 31, 2024 is $7.7 million of which $7.7 million is due in the next year. We have no obligations due in the years 2026 through 2029 and thereafter.

OUTLOOK

The Company reorganized into two new segments starting in the first quarter of 2024: Filtration & Advanced Materials (FAM), focused primarily on filtration, industrial netting, and protective solutions end markets, and Sustainable & Adhesive Solutions (SAS), focused primarily on the tape, release liners, industrials, healthcare, and packaging and specialty papers end markets.

For both segments, we expect our long-term growth outlook to be driven by macro factors affecting our served end-markets, as well as industry demand for many of our key applications.

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
•Risks associated with pandemics and other public health emergencies;
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

All forward-looking statements made in this document are qualified by these cautionary statements. Forward-looking statements herein are made only as of the date of this document, and Mativ undertakes no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.

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

We utilize forward and swap contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. As of December 31, 2024, a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have resulted in a net pre-tax loss of approximately $35.2 million. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2024 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2024, a 100 basis point increase in interest rates would result in a $1.2 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2024. As of December 31, 2024, 36.0% and 64.0% of the Company's total debt was fixed and floating interest rate debt, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Refer to Note 14. Derivatives of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2024, the percentage of the Company’s debt subject to fixed and floating rates of interest was 89.0% and 11.0%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resin and wood pulp. Resin is the largest single component of raw material cost in the FAM segment and wood pulp is our largest single component of raw material cost in our SAS segment. The per pound price of resin is volatile and may impact the future results of our FAM segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2017 through December 2024, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged between $1,100 to $1,805 per ton. The average list price of NBSK for the year of 2024 was $1,500 per ton.

We normally maintain approximately 50 to 90 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

We utilize a variety of commodity grade and specialty resins, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins are significantly more expensive than commodity grade resins. Resin prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we may be limited in our ability to pass through increases in raw material costs in a timely manner or may be unable to pass through increases to our customers in whole or in part. Further, some of the resins we use are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin prices typically correlate with crude oil prices while specialty resin prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin prices would impact our future annual pre-tax earnings by approximately $19.4 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $14.1 million, assuming no compensating change in our selling prices.

Our FAM segment acquires certain specialized pulp from a limited number of global suppliers and certain critical specialty chemicals from a limited number of suppliers. In general, these supply arrangements are covered by formal contracts and represent multi-year business relationships that have historically been sufficient to meet our needs. We expect these relationships to continue to operate in a satisfactory manner in the future. In the event of an interruption of production at any one supplier, we believe that each of these suppliers individually would be able to satisfy our short-term requirements for specialized pulp or specialty chemicals. In addition, short-term disruptions in the global supply chain for our raw materials, as experienced in 2022 and 2021, could negatively impact our ability to produce certain products which could adversely impact the mix and volume of products we can provide to our customers. In the event of a long-term disruption in our supply of specialized pulp or specialty chemicals, we believe we would be able to substitute other pulp grades or other specialty chemicals that would allow us to meet required product performance characteristics and incur only a limited disruption in our production. As a result, we do not believe that the substitution of such alternative pulp or specialty chemicals would have a material effect on our operations in the long run.

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

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass-through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $6.3 million, assuming no compensating change in our selling prices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net sales	$1,981.1	$2,026.0	$1,636.9
Cost of products sold	1,617.0	1,670.2	1,330.9
Gross profit	364.1	355.8	306.0

Selling and general expense	233.8	263.9	254.9
Research and development expense	23.0	21.2	18.8
Intangible asset amortization expense	62.9	61.0	53.4
Total nonmanufacturing expenses	319.7	346.1	327.1

Goodwill impairment expense	—	401.0	—
Restructuring and other impairment expense	38.1	22.6	19.1
Operating profit (loss)	6.3	(413.9)	(40.2)
Interest expense	74.7	62.2	57.3
Loss on debt extinguishment	7.3	—	—
Other income (expense), net	(3.2)	(4.8)	1.0
Loss from continuing operations before income taxes	(78.9)	(480.9)	(96.5)
Income tax expense (benefit)	(30.2)	26.8	(27.6)
Net loss from continuing operations	(48.7)	(507.7)	(68.9)
Income from discontinued operations, net of tax	—	198.2	62.3
Net loss	$(48.7)	$(309.5)	$(6.6)

Net income (loss) per share - basic:
Loss per share from continuing operations	$(0.90)	$(9.33)	$(1.64)
Income per share from discontinued operations	—	3.64	1.46
Basic	$(0.90)	$(5.69)	$(0.18)

Net income (loss) per share – diluted:
Loss per share from continuing operations	$(0.90)	$(9.33)	$(1.64)
Income per share from discontinued operations	—	3.64	1.46
Diluted	$(0.90)	$(5.69)	$(0.18)

Weighted average shares outstanding:
Basic	54,313,300	54,506,900	42,442,200
Diluted	54,313,300	54,506,900	42,442,200
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(48.7)	$(309.5)	$(6.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(17.6)	160.4	(26.2)
Unrealized gain (loss) on derivative instruments	(8.0)	(16.5)	46.3
Net gain (loss) from postretirement benefit plans	(0.4)	(9.4)	3.5
Other comprehensive income (loss)	(26.0)	134.5	23.6
Comprehensive income (loss)	$(74.7)	$(175.0)	$17.0
(1)Includes $124.9 million reclassification of foreign currency translation adjustment due to sale of a business, net of tax, for the year ended December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$94.3	$120.2
Accounts receivable, net	162.4	176.5
Inventories, net	355.1	352.9
Income taxes receivable	20.6	30.6
Other current assets	25.7	32.3
Total current assets	658.1	712.5
Property, plant and equipment, net	620.3	672.5
Finance lease right-of-use assets	16.2	18.2
Operating lease right-of-use assets	46.4	45.6
Deferred income tax assets	8.1	6.4
Goodwill	465.6	474.1
Intangible assets, net	553.4	631.3
Other assets	79.8	81.8
Total assets	$2,447.9	$2,642.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$2.6	$2.8
Finance lease liabilities	1.6	1.4
Operating lease liabilities	9.5	9.9
Accounts payable	151.7	139.3
Income taxes payable	8.4	14.3
Accrued expenses and other current liabilities	100.7	113.7
Total current liabilities	274.5	281.4
Long-term debt	1,086.7	1,101.8
Finance lease liabilities, noncurrent	16.3	18.2
Operating lease liabilities, noncurrent	36.4	35.3
Long-term income tax payable	—	7.7
Pension and other postretirement benefits	54.3	62.2
Deferred income tax liabilities	100.9	142.3
Other liabilities	20.3	44.4
Total liabilities	1,589.4	1,693.3
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 54,335,830 and 54,211,124 shares issued and outstanding at December 31, 2024 and 2023, respectively	5.4	5.4
Additional paid-in-capital	675.7	669.6
Retained earnings	164.3	235.0
Accumulated other comprehensive income, net of tax	13.1	39.1
Total stockholders' equity	858.5	949.1
Total liabilities and stockholders' equity	$2,447.9	$2,642.4
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions, except per share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2021	31,449,563	$3.1	$101.7	$696.4	$(119.0)	$682.2
Net loss	—	—	—	(6.6)	—	(6.6)
Other comprehensive income, net of tax	—	—	—	—	23.6	23.6
Dividends paid ($1.68 per share)	—	—	—	(72.2)	—	(72.2)
Restricted stock issuances, net	867,897	0.1	(0.1)	—	—	—
Stock-based employee compensation expense	—	—	20.2	—	—	20.2
Stock issued to directors as compensation	10,079	—	1.1	—	—	1.1
Deferred compensation directors stock trust	60,899	—	—	—	—	—
Purchases and retirement of common stock	(273,027)	—	—	(6.9)	—	(6.9)
Issuance of shares related to Merger	22,814,562	2.3	535.6	—	—	537.9
Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(309.5)	—	(309.5)
Other comprehensive income, net of tax	—	—	—	—	134.5	134.5
Dividends paid ($1.00 per share)	—	—	—	(55.7)	—	(55.7)
Restricted stock issuances, net	(76,947)	—	—	—	—	—
Stock options exercised	813	—	—	—	—
Stock-based employee compensation expense	—	—	10.2	—	—	10.2
Stock issued to directors as compensation	16,431	—	1.0	—	—	1.0
Purchases and retirement of common stock	(659,146)	(0.1)	(0.1)	(10.5)	—	(10.7)
Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(48.7)	—	(48.7)
Other comprehensive loss, net of tax	—	—	—	—	(26.0)	(26.0)
Dividends paid ($0.40 per share)	—	—	—	(22.0)	—	(22.0)
Restricted stock issuances, net	106,538	—	—	—	—	—
Stock-based employee compensation expense (1)	—	—	5.9	—	—	5.9
Stock issued to directors as compensation	18,168	—	1.0	—	—	1.0
Shares withheld for employee taxes	—	—	(0.8)	—	—	(0.8)
Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Operating
Net loss	$(48.7)	$(309.5)	$(6.6)
Less: Income from discontinued operations	—	(198.2)	(62.3)
Loss from continuing operations	(48.7)	(507.7)	(68.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143.8	147.8	109.9
Amortization of deferred issuance costs	7.8	7.6	6.4
Goodwill Impairment	—	401.0	—
Other impairments	16.2	18.2	13.8
Deferred income tax	(34.3)	23.8	(28.9)
Pension and other postretirement benefits	(5.9)	(8.3)	(6.5)
Stock-based compensation	11.4	10.5	20.4
Loss (gain) on sale of assets	5.5	—	(2.9)
Loss (gain) on foreign currency transactions	(1.2)	4.8	(7.5)
Loss on debt extinguishment	7.3	—	—
Other non-cash items	(4.8)	(12.7)	2.1
Cash received from settlement of interest swap agreements	—	16.4	23.6
Other operating	(2.4)	(5.0)	—
Changes in operating working capital, net of assets acquired:
Accounts receivable	6.3	2.0	157.1
Inventories	(26.0)	52.2	(62.9)
Prepaid expenses	2.2	(0.2)	(0.2)
Accounts payable and other current liabilities	20.6	(64.4)	(15.3)
Accrued income taxes	(3.0)	(9.4)	(15.6)
Net changes in operating working capital	0.1	(19.8)	63.1
Net cash provided by operating activities of:
Continuing operations	94.8	76.6	124.6
Discontinued operations	—	30.0	77.6
Net cash provided by operations	94.8	106.6	202.2
Investing
Capital spending	(55.0)	(66.0)	(45.6)
Capitalized software costs	(0.6)	(0.4)	(2.6)
Acquisitions, net of cash acquired	—	—	(462.5)
Proceeds from sale of assets	5.8	—	7.5
Cash (paid) received from settlement of cross-currency swap contracts	(1.7)	—	35.8
Other investing	6.8	5.0	(1.9)
Net cash provided by (used in) investing of:
Continuing operations	(44.7)	(61.4)	(469.3)
Discontinued operations	(12.0)	608.6	(12.0)
Net cash provided by (used in) investing	(56.7)	547.2	(481.3)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Financing
Cash dividends paid	(21.6)	(55.3)	(72.2)
Proceeds from long-term debt	531.0	241.0	774.9
Payments on long-term debt	(554.7)	(834.6)	(340.6)
Payments for debt issuance costs	(8.3)	(1.5)	(22.1)
Payments on financing lease obligations	(1.5)	(1.0)	(0.6)
Purchases of common stock and shares withheld for employee taxes	(0.8)	(10.6)	(6.9)
Net cash provided by (used in) financing of:
Continuing operations	(55.9)	(662.0)	332.5
Discontinued operations	—	(0.9)	(1.0)
Net cash provided by (used in) financing	(55.9)	(662.9)	331.5
Effect of exchange rate changes on cash and cash equivalents	(8.1)	4.9	(2.7)
Increase (decrease) in cash and cash equivalents	(25.9)	(4.2)	49.7
Cash and cash equivalents at beginning of period	120.2	124.4	74.7
Cash and cash equivalents at end of period	$94.3	$120.2	$124.4

Balances included in the Consolidated Balance Sheets:
Cash and cash equivalents	$94.3	$120.2	$101.1
Cash and cash equivalents included in current assets held for sale of discontinued operations	—	—	23.3
Cash and cash equivalents at end of period	$94.3	$120.2	$124.4

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$90.8	$121.4	$84.6
Cash paid for taxes, net	$14.9	$37.5	$26.0
Capital spending in accounts payable and accrued liabilities	$6.7	$10.1	$14.6
Merger non-cash consideration	$—	$—	$537.9
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

On July 6, 2022, SWM completed a merger transaction involving Neenah, Inc. ("Neenah"). A wholly-owned subsidiary of SWM merged with and into Neenah, with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company").

On November 30, 2023, the Company completed the sale of the Engineered Papers business ("EP business") to Evergreen Hill Enterprise Pte. Ltd. ("Evergreen Hill Enterprise"). With the sale of the EP business (the "EP Divestiture"), Mativ ceased participating in tobacco-based products markets.

Reportable Segments - As part of an organizational realignment initiative (the "Plan") effective during the first quarter of 2024, we reorganized into two new reportable segments: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS"), focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The change in reportable segments reflects the realignment of management and the related internal review of our operating segments. The prior period presentation has been recasted to align with our current segment reporting structure.

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

Reclassifications

Selling expense and General expense prior year amounts in the Consolidated Statements of Income (Loss) have been reclassified to Selling and general expense and Intangible asset amortization expense to conform to the current year presentation for comparative purposes.

Certain prior year amounts in the Consolidated Statements of Comprehensive Income (Loss) have been reclassified to conform to the current year presentation for comparative purposes.

Certain prior year amounts in the Notes to Consolidated Financial Statements have been reclassified to conform to the current year segments for comparative purposes.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned, majority-owned and controlled subsidiaries.

Effective with the sale, the EP business is presented as a discontinued operation for all periods presented. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 9. Discontinued Operations for more information on the discontinued operation and transaction.

The financial statements and information set forth herein are as of and for the year ended December 31, 2024 and represent the merged company operations of SWM and Neenah and their respective subsidiaries on a consolidated basis effective as of July 6, 2022 as a result of the Merger. Because SWM was deemed the accounting acquirer under GAAP, the historical financial statements of SWM are presented as the historical financial statements of the consolidated company prior to the Merger. Accordingly, references to "Mativ," "the Company," "we," or "our" means SWM and its subsidiaries when referring to periods prior to the Merger, and means Mativ Holdings, Inc. when referring to the periods after the Merger.

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

Royalty Income

Royalties from third-party patent licenses are recognized when earned, including monies received at an agreement's initiation attributable to past sales. The Company recognizes up-front payments upon receipt when it has no future performance requirement or ongoing obligation arising from its agreements and the payment is for a separate earnings process. Minimum annual royalties received in advance are deferred and are recognized in the period earned. The Company recognized $4.4 million and $6.9 million of royalty income during the years ended December 31, 2023 and 2022 respectively, which was included in Net sales in the Consolidated Statements of Income (Loss). There was no royalty income for the year ended December 31, 2024.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts, included in Other income (expense), net, in the Consolidated Statements of Income (Loss) were losses of $3.0 million, $1.7 million, and $1.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. Refer to Note 14. Derivatives for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals. Contractually restricted cash included in Cash and cash equivalents in the Consolidated Balance Sheets was $0.6 million at December 31, 2024, 2023 and 2022.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations. At the acquisition date, the Company records assets acquired and liabilities assumed at their respective fair market values. The Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from a market participant's viewpoint in the principal or most advantageous market and may result in the Company valuing assets or liabilities at a fair value that

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is not reflective of the Company's intended use of the assets or liabilities. Any excess consideration above the estimated fair values of the net assets acquired is recognized as Goodwill in the Company's Consolidated Balance Sheets. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and were $45.5 million during the year ended December 31, 2022. There were no acquisition costs during the years ended December 31, 2024 and 2023.

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets

The Company evaluates the carrying value of long-lived assets, including property and equipment, operating lease right-of-use assets, goodwill, and intangible assets when events and circumstances warrant a review. Goodwill is also tested for impairment annually during the fourth quarter. We first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance by reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh these factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the “Step 0 Test”). Goodwill is not impaired if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, we would proceed to the goodwill impairment test.

Alternatively, we may also bypass the Step 0 Test and proceed directly to the goodwill impairment test, where the fair value of the reporting unit is compared to the carrying value. The difference between the total fair value of the reporting unit and the carrying value is recognized as an impairment to the reporting unit's goodwill. Refer to Note 10. Goodwill for further discussion of the Company's annual impairment test results. During the year ended December 31, 2023, we performed an interim quantitative goodwill impairment test, which resulted in a non-cash impairment charge of $401.0 million in the third quarter of 2023. The quantitative annual assessment as of October 1, 2024, did not result in an impairment.
The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, which approximates a straight-line basis, over the estimated periods benefited. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Estimated useful lives range from 12 to 23 years for customer relationships and 4 to 23 years for developed technology, patents, and other intangible assets.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assessments are probable, and the costs can be reasonably estimated. Generally, timing of these accruals coincides with completion of a feasibility study or commitment to a formal plan of action.

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $3.2 million, $5.0 million, and $4.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. Accumulated amortization of capitalized software costs was $33.5 million and $30.9 million at December 31, 2024 and 2023, respectively.

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

Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees' pension and other postretirement benefits over their approximate period of service. The Company's earnings are impacted by amounts of expense recorded related to these benefits, which primarily consists of pension benefits in the United States, France, United Kingdom, and Germany. Each year's recorded expenses are estimates based on actuarial calculations of the Company's accumulated and projected benefit obligations ("PBOs") for the Company's various plans.

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate. Refer to Note 17. Postretirement and Other Benefits for additional information.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income (Loss)

Comprehensive income (loss) includes Net Income (Loss), as well as items charged and credited directly to stockholders' equity, which are excluded from Net Income (Loss). The Company has presented Comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated Other comprehensive income (loss), net of tax are presented in Net sales, Other income (expense), or Interest expense in the Consolidated Statements of Income (Loss). In conjunction with the sale of the EP business, $133.8 million of foreign currency translation adjustments (losses) and $8.9 million of deferred gains associated with net investment hedges settled in prior periods was released from AOCI and recognized within income from discontinued operations, net of tax during the year ended December 31, 2023. Refer to Note 14. Derivatives for additional information. Amortization of accumulated pension and other postretirement benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 17. Postretirement and Other Benefits.

Components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	December 31,
	2024	2023
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.7 million and $4.3 million at December 31, 2024 and 2023, respectively	$(20.7)	$(20.3)
Accumulated unrealized gain on derivative instruments, net of income tax benefit (expense) of $10.2 million and $12.8 million at December 31, 2024 and 2023, respectively	19.9	27.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $14.6 million and $14.6 million at December 31, 2024 and 2023, respectively	13.9	31.5
Accumulated other comprehensive income, net of tax	$13.1	$39.1

Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended December 31,
	2024			2023			2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(0.8)	$0.4	$(0.4)	$(11.2)	$1.8	$(9.4)	$9.9	$(6.4)	$3.5
Derivative instrument adjustments	(10.6)	2.6	(8.0)	(16.6)	0.1	(16.5)	61.3	(15.0)	46.3
Foreign currency translation adjustments	(17.6)	—	(17.6)	35.4	0.1	35.5	(33.7)	7.5	(26.2)
Reclassification of foreign currency translation to income	—	—	—	127.4	(2.5)	124.9	—	—	—
Total	$(29.0)	$3.0	$(26.0)	$135.0	$(0.5)	$134.5	$37.5	$(13.9)	$23.6

Disclosures regarding the amounts reclassified from AOCI to income for pensions and derivatives are separately disclosed in Note 17. Postretirement and Other Benefits and Note 14. Derivatives.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock

All of the Company's restricted stock unit grants, vest upon completion of a specified period of time, typically between one and three years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of restricted stock units related to continued service requirements as they occur. A summary of outstanding restricted stock units awards as of December 31, 2024 and 2023 is included in Note 18. Stockholders' Equity.

Long-term Incentive Plan Performance Share Units

The Company's long-term incentive compensation program ("LTICP") for key employees includes an equity-based award component that is provided through the Equity and Incentive Plan which the Company adopted in 2024 (the "2024 Plan") to replace the Schweitzer-Mauduit International, Inc. 2015 Long-term Incentive Plan (the "2015 LTIP"). The objectives under the LTICP are established at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTICP and the 2024 Plan and determines the equity-based award opportunity in the form of performance share units for each performance cycle, which is generally measured on the basis of a three-year performance period (the measurement period). The performance share units are sized after the performance period is completed, and vest at a predetermined date thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

On the Merger date, the Company modified the 2022 and 2021 performance share awards issued under the 2015 LTIP to remove the performance and market conditions for continuing employees, effectively converting the awards to service-only modified awards that cliff vest upon the original date of lapse of restrictions defined in the 2015 LTIP awards.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendment enhances reportable segment disclosure requirements, primarily regarding significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. The amendments in this ASU became effective on a retrospective basis for annual periods beginning January 1, 2024, and interim periods within those annual periods beginning January 1, 2025. The adoption of this standard is reflected in Note 20. Segment Information.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These costs are recorded within Selling and general expense. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. The remaining performance obligations as of December 31, 2024 are not considered material.

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Years Ended December 31,
	2024			2023			2022
	FAM	SAS	Total	FAM	SAS	Total	FAM	SAS	Total
United States	$414.3	$683.2	$1,097.5	$456.9	$644.0	$1,100.9	$536.6	$411.8	$948.4
Europe	194.1	323.9	518.0	196.3	350.1	546.4	107.3	273.9	381.2
Asia/Pacific	119.1	90.9	210.0	119.4	87.3	206.7	100.7	70.3	171.0
Americas (excluding U.S.)	23.0	83.5	106.5	23.2	102.3	125.5	20.7	78.0	98.7
Other foreign countries	16.0	33.1	49.1	14.2	32.3	46.5	11.5	26.1	37.6
Net sales	$766.5	$1,214.6	$1,981.1	$810.0	$1,216.0	$2,026.0	$776.8	$860.1	$1,636.9

Net sales as a percentage by product category for the business were as follows:

	Years Ended December 31,
	2024	2023
Filtration & netting	25%	25%
Advanced films	14%	15%
Tapes, labels & liners	31%	30%
Paper & packaging	16%	16%
Healthcare & other	14%	14%
Net sales	100%	100%

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

There were no customers in the FAM segment and in the SAS segment which made up 10% or more of the Company's 2024, 2023 or 2022 consolidated net sales. Refer to Note 20. Segment Information for additional information on our segments.

Note 4. Leases

The Company leases certain office space, warehouses, manufacturing facilities, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we recognize lease expense for these short-term leases in Selling and general expense in the Consolidated Statements of Income (Loss) on a straight-line basis over the lease term. For leases without lease terms (e.g., month-to-month leases), lease expense is recognized as incurred and no asset or liability is recorded for these leases.

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

Components of lease expense incurred by the Company are as follows (in millions):

	Years Ended December 31,
	2024	2023
Finance lease cost (cost resulting from lease payments):
Interest expense on lease liabilities	$1.6	$1.4
Amortization of right-of-use assets	1.8	1.4
Operating lease cost	13.4	11.3
Short-term lease expense	1.7	1.7
Sublease income	(0.1)	(0.1)
Total lease cost	$18.4	$15.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents future contractual lease liabilities for finance and operating leases at December 31, 2024 (in millions):

	Finance	Operating	Total
2025	$2.9	$12.0	$14.9
2026	2.9	9.1	12.0
2027	2.3	7.5	9.8
2028	1.8	6.1	7.9
2029	1.8	5.4	7.2
Thereafter	17.5	17.0	34.5
Total lease payments	29.2	57.1	86.3
Less: Interest	11.3	11.2	22.5
Present value of lease liabilities	$17.9	$45.9	$63.8

Weighted-average remaining lease term (in years) and discount rate are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	6.7	8.4
Finance leases	13.3	14.1
Weighted-average discount rate:
Operating leases	6.65%	6.31%
Finance leases	7.74%	7.49%

Supplemental cash flow information related to leases are as follows (in millions):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.4	$14.3
Operating cash flows from finance leases	1.5	1.4
Leased assets obtained in exchange for new finance lease liabilities	0.5	2.0
Leased assets obtained in exchange for new operating lease liabilities(1)	11.3	25.1

Refer to the Consolidated Statements of Cash Flows for information on payments on financing lease obligations.

Note 5. Business Acquisitions

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The transaction was accounted for as a business combination with the Company being treated as the accounting acquirer in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under this method of accounting, the total consideration has been allocated to Neenah's assets acquired and liabilities assumed based upon fair values at the Merger date. The assets acquired and liabilities assumed were measured at fair value as of the Merger date primarily using Level 3 inputs. The excess of the total consideration over the net assets acquired was recorded as goodwill and has been allocated to the FAM segment. The goodwill recorded will not be deductible for tax purposes as it is primarily attributable to expected revenue and cost synergies. The estimated purchase price allocation disclosed as of September 30, 2022 was revised during the measurement period as new information was received and analyzed resulting in increases in Deferred income tax liabilities of $19.0 million, Intangible assets, net of $17.9 million, Property, plant and equipment, net of $9.6 million, Inventories, net of $2.7 million, as well as decreases in Goodwill of $12.0 million, Accounts payable and other current liabilities of $9.1 million, Accounts receivable, net of $8.5 million, and other immaterial changes, as presented in the table below.

The consideration paid to merge with Neenah, and the fair values of the assets acquired and liabilities assumed as of the Merger date were as follows (in millions):

	Final Fair Value Allocation	Adjustments	Preliminary Allocation as of July 6, 2022
Cash and cash equivalents	$55.9	$—	$55.9
Accounts receivable, net	198.1	(8.5)	206.6
Inventories, net	194.5	2.7	191.8
Other current assets	27.8	0.3	27.5
Property, plant and equipment, net	463.2	9.6	453.6
Intangible assets, net	236.9	17.9	219.0
Other assets	42.1	0.3	41.8
Total assets	$1,218.5	$22.3	$1,196.2

Current debt	$1.9	$—	$1.9
Accounts payable and other current liabilities	198.8	(9.1)	207.9
Long-term debt	22.8	—	22.8
Deferred income tax liabilities	86.7	19.0	67.7
Other liabilities	82.4	0.4	82.0
Net assets acquired	825.9	12.0	813.9
Goodwill	230.4	(12.0)	242.4
Total consideration	$1,056.3	$—	$1,056.3

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the years ended December 31, 2024 and 2023 the Company did not recognize any direct and indirect costs related to the Merger. Direct and indirect merger-related costs were expensed as incurred and are primarily included in the Selling and general expense in the Company's Consolidated Statements of Income (Loss).

Pro Forma Financial Information (Unaudited)

The unaudited supplemental pro forma financial information presents the combined results of operations for the periods presented, as if the Merger had occurred on January 1, 2022. The unaudited supplemental pro forma financial information includes the following adjustments related to the Merger: incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets and fair value adjustments to inventory, interest expense for the additional indebtedness incurred to complete the Merger, acquisition and severance costs, and applicable tax adjustments based on statutory rates in the jurisdictions where the adjustments occurred.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unaudited supplemental pro forma financial information presented below is not necessarily indicative of consolidated results of continuing operations of the combined business had the Merger occurred as of January 1, 2022 (in millions):

Year Ended December 31,
2022
Net sales	$2,238.0
Net loss	$(13.6)

Note 6. Accounts Receivable, Net

Accounts receivable, net is summarized as follows (in millions):

	Years Ended December 31,
	2024	2023
Trade receivables	$132.2	$147.2
Business tax credits, including VAT	10.0	10.2
Hedge contracts receivable	7.4	2.6
Other receivables	16.1	19.7
Less allowance for credit losses	(3.3)	(3.2)
Total accounts receivable, net	$162.4	$176.5

The following is the activity related to the allowance for credit losses (in millions):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$3.2	$2.0	$0.8
Bad debt expense	0.8	1.0	1.6
Recoveries	(0.5)	—	(0.1)
Write-offs and discounts	(0.3)	0.2	(0.3)
Currency translation	0.1	—	—
Ending balance	$3.3	$3.2	$2.0

Transfer of Receivables

On December 23, 2022, the Company entered into an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The maximum funding commitment of the Receivables Sales Agreement is $175.0 million. The agreement has an initial term of 3 years and can be renewed. Upon entry into the Receivables Sales Agreement, the Company sold $126.0 million of trade receivables.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The amount of receivables pledged as collateral as of December 31, 2024 and 2023 was $28.7 million and $27.9 million respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The Company accounts for transactions under the Amended Receivables Sales Agreement and Reverse Receivables Programs as sales of financial assets, with the associated receivables derecognized from the Company’s Consolidated Balance Sheets. Total fees related to the Receivables Sales Agreement and Reverse Receivables Programs are considered to be a loss on the sale of financial assets. Total fees for the years ended December 31, 2024 and December 31, 2023 were $9.6 million and $4.5 million, respectively, and are recorded in Selling and general expense in the Consolidated Statements of Income (Loss). Continuous cash activity related to the Amended Receivables Sales Agreement and Reverse Receivables Programs is reflected in cash from operating activities in the Consolidated Statement of Cash Flows.

The following table summarizes the activity under the Amended Receivables Sales Agreement and Reverse Receivables Program (in millions):

	Years Ended December 31
	2024	2023
Trade accounts receivable sold to financial institutions	$1,037.2	$1,096.1
Cash proceeds from financial institutions	1,036.3	1,094.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Inventories, Net

Inventories are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material write-offs during the years ended December 31, 2024, 2023, and 2022.

The following table summarizes inventories by major class (in millions):

	December 31,
	2024	2023
Raw materials	$125.8	$129.9
Work in process	53.5	50.4
Finished goods	160.7	160.0
Supplies and other	15.1	12.6
Total inventories	$355.1	$352.9

Note 8. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Interest is capitalized as a component of the cost of construction for large projects. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. Property, other than land, is depreciated on a straight-line basis. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is normally included in Cost of products sold or Other income (expense).

Property, plant and equipment (and related depreciable lives) consisted of the following (in millions):

	December 31,
	2024	2023
Land and improvements	$68.2	$78.3
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	192.6	191.6
Machinery and equipment (5 to 20 years)	597.8	558.6
Construction in progress	33.8	50.0
Gross property, plant and equipment	892.4	878.5
Less: Accumulated depreciation	272.1	206.0
Property, plant and equipment, net	$620.3	$672.5

Depreciation expense was $77.7 million, $81.7 million, and $51.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 12. Restructuring and Other Impairment Activities for asset impairment expenses during the year ended December 31, 2024.

Note 9. Discontinued Operations

On August 1, 2023, the Company entered into the Offer Letter with Evergreen Hill Enterprise pursuant to which Evergreen Hill Enterprise made the Offer to acquire the Company’s EP Business for $620.0 million in cash, subject

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to customary closing date adjustments. Upon entering into the Engineered Papers Offer agreement, the Engineered Papers business met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), as the sale represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the Company’s consolidated financial statements for all periods presented reflect the Engineered Papers business as a discontinued operation.

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

Summary financial results of discontinued operations were as follows (in millions):

	Years Ended December 31,
	2023	2022
Net sales	$490.9	$530.5
Cost of products sold	373.4	398.9
Gross profit	117.5	131.6

Selling and general expense	29.4	32.0
Research and development expense	8.6	7.8
Intangible asset amortization expense	—	—
Total nonmanufacturing expenses	38.0	39.8

Restructuring and other impairment expense	0.5	0.2
Operating profit	79.0	91.6
Interest expense (1)	49.0	28.8
Other income, net	194.8	9.3
Income from discontinued operations before income taxes	224.8	72.1
Income tax expense	29.1	15.0
Income from equity affiliates, net of income taxes	2.5	5.2
Income from discontinued operations, net of tax	$198.2	$62.3
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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge. During 2023 the Company performed an interim quantitative goodwill impairment test, which resulted in an impairment charge of $401.0 million related to certain reporting units which are now included within the SAS reportable segment. The annual tests during the fourth quarters of 2024, 2023 and 2022 resulted in no impairment. Refer to Note 20. Segment Information for additional information on our reportable segments.

The changes in the carrying amount of goodwill for each reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2022	$408.2	$436.0	$844.2
Goodwill acquired(1)	4.1	11.9	16.0
Goodwill impairment	—	(401.0)	(401.0)
Foreign currency translation and other	5.6	9.3	14.9
Balance at December 31, 2023	417.9	56.2	474.1
Foreign currency translation and other	(6.0)	(2.5)	(8.5)
Balance at December 31, 2024	$411.9	$53.7	$465.6
(1) Related to the measurement period adjustments for the Merger.

There was no accumulated impairment loss for the FAM segment as of December 31, 2024 and 2023. Accumulated impairment loss for the SAS segment was $401.0 million as of December 31, 2024 and 2023.

Note 11. Intangible Assets, Net

The gross carrying amount and accumulated amortization for intangible assets consisted of the following (in millions):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$726.6	$254.3	$472.3
Acquired and developed technology	90.3	47.9	42.4
Trade names	47.2	9.4	37.8
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.0	0.9
Total	$868.9	$315.5	$553.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$743.8	$209.4	$534.4
Acquired and developed technology	92.6	38.6	54.0
Trade names	32.7	6.4	26.3
Non-compete agreements	2.9	2.8	0.1
Patents	1.9	0.9	1.0
Total	$873.9	$258.1	$615.8

Unamortized Intangible Assets
Trade names(1)	$15.5	$—	$15.5
(1) Amortization of certain trade names began effective January 1, 2024 to reflect current expectations for the period over which the assets will contribute to future cash flows.

Amortization expense of intangible assets was $62.9 million, $61.0 million, and $53.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Finite-lived intangibles in the FAM segment are expensed using the straight-line amortization method.

The following table shows the estimated aggregate amortization expense as of December 31, 2024 (in millions):

2025	$62.4
2026	$61.8
2027	$61.7
2028	$58.3
2029	$55.6

Note 12. Restructuring and Other Impairment Activities

In January 2024, we announced an organizational realignment initiative (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and other impairment expenses related to the Plan were comprised primarily of severance charges. These charges were $16.4 million for the year ended December 31, 2024, of which $3.1 million, $10.0 million and $3.3 million incurred within FAM, SAS and Unallocated, respectively. Restructuring activities associated with the first wave of the Plan were substantially completed during 2024. Additional costs associated with the first wave of the Plan are expected to be insignificant.

Restructuring and other impairment expenses in the FAM segment, excluding costs associated with the Plan were primarily attributable to facility closures announced in prior years. Through December 31, 2024, the FAM Segment

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
has recognized accumulated restructuring and other impairment charges of $5.7 million related to the facility closures.

Restructuring and other impairment expenses in the SAS segment, excluding costs associated with the Plan included $16.2 million of impairment charges, for the twelve months ended December 31, 2024, respectively, to fully impair the net assets at our Eerbeek, Netherlands facility, which was sold in the fourth quarter of 2024. The impairment assessment was performed after revising our long-term view on cash flows associated with the facility. The remaining restructuring and other impairment expenses were primarily related to a facility closure announced in a prior year, the sale of which was completed during 2024.

Assets held for sale of $10.3 million were included in Other current assets as of December 31, 2024. Assets held for sale of $14.2 million and $2.2 million were included in Other current assets and Other assets as of December 31, 2023, respectively.

The following table summarizes total restructuring and other impairment expense (in millions):

	Year Ended December 31,
	2024	2023	2022
Filtration and Advanced Materials
Severance and termination benefits	$3.8	$0.1	$0.5
Other exit costs	1.8	2.7	1.2
FAM restructuring expense	5.6	2.8	1.7
Sustainable and Adhesive Solutions
Severance and termination benefits	10.6	—	1.3
Other exit costs	2.3	1.1	1.3
SAS restructuring expense	12.9	1.1	2.6
Unallocated
Severance and termination benefits	3.4	—	—
Other exit costs	—	0.1	0.8
Unallocated restructuring expense	3.4	0.1	0.8
Total restructuring expense	$21.9	$4.0	$5.1

Filtration and Advanced Materials
Other impairment expense	$—	$—	$13.0
Sustainable and Adhesive Solutions
Other impairment expense	16.2	18.3	0.2
Unallocated
Other impairment expense	—	0.3	0.8
Total restructuring and other impairment expense	$38.1	$22.6	$19.1

The following table summarizes changes in restructuring liabilities (in millions):

	2024	2023
Balance at beginning of the period	$3.8	$4.0
Charges for restructuring programs	21.9	0.3
Cash payments and other	(23.5)	(0.5)
Balance at end of period	$2.2	$3.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	December 31,
	2024	2023
Revolving facility - U.S. dollar borrowings	$237.0	$260.0
Term loan A facility	83.3	84.3
Term loan B facility	116.5	160.5
Delayed draw term loan	270.1	273.2
6.875% Senior unsecured notes due October 1, 2026, net of discount of $3.2 million as of December 31, 2023(1)	—	341.9
8.000% Senior unsecured notes due October 1, 2029	400.0	—
German loan agreement	5.9	9.0
Debt issuance costs	(23.5)	(24.3)
Total debt	1,089.3	1,104.6
Less: Current debt	(2.6)	(2.8)
Long-term debt	$1,086.7	$1,101.8
(1) Amount includes a $4.9 million decrease in the fair value as of December 31, 2023 , due to changes in benchmark interest rates related to the senior unsecured notes. Refer to Note 14. Derivatives for additional information on our interest rate swaps designated as a fair value hedge.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2024, the Company further amended its Credit Agreement to increase the applicable rate margin to 2.75% with respect to revolving loans and delayed draw term loans borrowed at the adjusted Term SOFR rate, adjusted EURIBOR rate or Daily Simple RFR rate, as applicable, and letter of credit fees, 1.75% with respect to revolving loans and delayed draw term loans borrowed at the ABR rate, 3.00% with respect to Term A Loans borrowed at the adjusted Term SOFR rate or adjusted EURIBOR rate, as applicable, and 2.00% with respect to Term A Loans borrowed at the ABR rate and the commitment fee rate to 0.45%, in each case, when the net debt to EBITDA ratio is greater than or equal to 5.00 to 1.00. The Amendment also permits borrowings under the revolving commitments in an aggregate amount up to $504.0 million in Sterling.

Under the terms of the amended Credit Agreement, Mativ will continue to be required to maintain certain financial ratios and comply with certain financial covenants, as amended by the Amendment, including a requirement (a) to maintain a minimum interest coverage ratio of 2.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-up to 2.75 to 1.00 for each such period thereafter and (b) to maintain a maximum net debt to EBITDA ratio of 5.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-down to 5.25 to 1.00 for each such period thereafter.

Borrowings under the amended Term Loan A Facility ("Term Loan A Credit Facility") will bear interest, at a rate equal to either (1) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) Term SOFR plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the Term Loan A Credit Facility is expected to range from 1.25% to 3.00% for SOFR loans and from 0.25% to 2.00% for base rate loans, in each case depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the amended Revolving Facility or the Delayed Draw Term Loan Facility in U.S. dollars will bear interest, at the Company’s option, at a rate equal to either (1) a forward-looking term rate based on Term SOFR, plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as published by the Wall Street Journal as the “bank prime loan” rate, and (c) one-month Term SOFR plus 1.0%, in each case plus the applicable margin. Borrowings under the Revolving Facility in Euros will bear interest at a rate equal to the reserve-adjusted Euro interbank offered rate, or EURIBOR, plus the applicable margin. The applicable margin for borrowings under the revolving credit agreement is expected to range from 1.00% to 2.75% for SOFR loans and EURIBOR loans, and from 0.00% to 1.75% for base rate loans, in each case, depending on the Company’s then current net debt to EBITDA ratio.

Borrowings under the Term Loan B Facility will bear interest, equal to a forward-looking term rate based on Term SOFR (subject to a minimum floor of 0.75%) plus 2.75%. Borrowings under the Term Loan B Facility in Euros will bear interest equal to EURIBOR (subject to a minimum floor of 0%) plus 3.75%.

Under the terms of the amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants, including maintaining a net debt to EBITDA ratio, as defined in the amended Credit Agreement, calculated on a trailing four fiscal quarter basis, not greater than 5.50x and an interest coverage ratio, also as defined in the amended Credit Agreement, of not less than 2.50x. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by Mativ Luxembourg (formerly known as SWM Luxembourg).

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2024.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indenture for 6.875% Senior Unsecured Notes Due 2026

On September 25, 2018, the Company closed a private offering of $350.0 million of 6.875% senior unsecured notes due 2026 (the “2026 Notes”).

The Company redeemed all of the 2026 Notes on October 7, 2024, at the redemption prices set forth in the 2018 Indenture, together with accrued and unpaid interest, with the net proceeds from the offering of the 8.000% senior unsecured notes due 2029.

Indenture for 8.000% Senior Unsecured Notes Due 2029

On October 7, 2024, the Company closed a private offering of $400.0 million of 8.000% senior unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement between the Company, certain subsidiaries of the Company and a third-party financial institution, as representative of the initial purchasers. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned subsidiaries that is a borrower under or that guarantees obligations under the Company’s senior secured credit facilities or that guarantees certain other indebtedness, subject to certain exceptions. The Company used the net proceeds from the offering of the 2029 Notes (i) to redeem its 2026 Notes and (ii) to repay $43.0 million aggregate principal amount of outstanding borrowings under the term loan B facility under its credit agreement.

The 2029 Notes were issued pursuant to an Indenture (the “Indenture”), dated as of October 7, 2024, among the Company, the guarantors listed therein and a third-party financial institution, as trustee. The Indenture provides that interest on the 2029 Notes will accrue from October 7, 2024 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025, and the 2029 Notes mature on October 1, 2029, subject to earlier repurchase or redemption.

The Company may redeem some or all of the 2029 Notes at any time on or after October 1, 2026, at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company sells certain assets or consummates certain change of control transactions, the Company will be required to make an offer to repurchase the 2029 Notes, subject to certain conditions.

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2024.

As of December 31, 2024, the average interest rate was 7.05% on outstanding Revolving Facility borrowings, 7.21% on outstanding Term Loan A Facility borrowings, 8.22% on outstanding Term Loan B Facility borrowings and 6.96% on outstanding Delayed Draw Term Loan facility borrowings. The effective rate on the 2029 Notes was 8.000%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 6.41% and 5.98% for the year ended December 31, 2024 and 2023, respectively.

Other

On May 30, 2022, Neenah entered into a project financing agreement for the construction of a melt blown machine (the "German Loan Agreement"). This debt was assumed by the Company upon consummation of the Merger. The

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
German Loan Agreement provided $10.7 million of construction financing which is secured by the melt blown machine. The loan matures in March 2027 and principal is repaid in equal quarterly installments beginning in June 2023. The interest rate on amounts outstanding is 1.75% and is payable quarterly.

Rate Swap Agreements

From time to time, the Company enters into interest rate swap transactions to manage the Company's interest rate risk and cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. Refer to Note 14. Derivatives for additional information.

Principal Repayments

Under the amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2024, such that those amounts are not expected to be repaid prior to the May 2027 expiration of the Revolving Facility.

The following is the expected maturities for the Company's debt obligations as of December 31, 2024 (in millions):

2025	$2.6
2026	2.6
2027	591.1
2028	116.5
2029	400.0
Thereafter	—
Total	$1,112.8

Fair Value of Debt

At December 31, 2024 the fair market value of the 2029 Notes was $383.5 million. At December 31, 2023 the fair market value of the 2026 Notes was $335.6 million. The fair market value for the 2029 Notes and 2026 Notes were determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2024 and 2023 approximated the respective carrying amounts as the interest rates approximate current market indices.

Debt Issuance Costs

The Company capitalized approximately $8.3 million of debt issuance costs during the year ended December 31, 2024 related to the issuance of the 2029 Notes and the amendment to our Credit Agreement. These capitalized costs will be amortized over the term of the various facilities under the amended Credit Agreement. As of December 31, 2024 and 2023, the Company's total deferred debt issuance costs, net of accumulated amortization, were $23.5 million and $24.3 million, respectively.

Amortization expense of $7.0 million, $6.5 million $5.5 million was recorded during the years ended December 31, 2024, 2023, and 2022 respectively, and was included as a component of Interest expense in the accompanying Consolidated Statements of Income (Loss).

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2024 (in millions):

2025	$7.9
2026	7.9
2027	4.7
2028	1.9
2029	1.1
Thereafter	—
Total	$23.5

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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Consolidated Statement of Cash Flows. As of December 31, 2024 and 2023 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of December 31, 2024 and 2023 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $589.2 million and $720.0 million, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest rate contract used to hedge changes in the fair value of a portion of our 6.875% Senior Notes due 2026 was exited following the October 7, 2024 redemption of the 2026 Notes.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2024 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$6.5	Accrued expenses and other current liabilities	$—
Foreign exchange contracts	Other assets	4.4	Other liabilities	2.9
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	10.1	Other liabilities	—
Total derivatives designated as hedges		21.0		2.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.8	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		0.8		—
Total derivatives		$21.8		$2.9

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2023 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$0.9	Accrued expenses and other current liabilities	$—
Foreign exchange contracts	Other assets	—	Other liabilities	18.4
Interest rate contracts	Other assets	10.9	Other liabilities	4.9
Total derivatives designated as hedges		11.8		23.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	1.7	Accrued expenses and other current liabilities	1.5
Total derivatives not designated as hedges		1.7		1.5
Total derivatives		$13.5		$24.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31,
	2024	2023	2022
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$12.8	$11.6	$63.2
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	22.9	(14.8)	33.1
Total gain	$35.7	$(3.2)	$96.3

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the years ended December 31, 2024, 2023 or 2022, other than those related to the cross-currency swaps, noted below.

Gains (losses) on derivatives within the Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (losses)Recognized
		Year Ended December 31,
		2024	2023	2022
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$23.4	$28.4	$1.9
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	7.6	10.0	10.6
Effect of fair value hedges
Hedged item	Interest expense	4.1	4.6	—
Derivative designated as hedges	Interest expense	(4.1)	(4.6)	—
Effect of non-designated hedges
Foreign exchange contracts	Other income	3.8	0.8	3.6
Total gain		$34.8	$39.2	$16.1

Deferred gains of $8.8 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Accrued Expenses and Other Current Liabilities

Accrued expenses and Other current liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Accrued salaries, wages and employee benefits	$45.3	$45.0
Accrued sales discounts and allowances	15.4	11.9
Other accrued expenses	40.0	56.8
Total	$100.7	$113.7

Note 16. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in millions):

	Years Ended December 31,
	2024	2023	2022
U.S.	$(92.8)	$(256.9)	$(123.0)
Foreign	13.9	(224.0)	26.5
Total	$(78.9)	$(480.9)	$(96.5)

An analysis of the expense (benefit) for income taxes from continuing operations follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Current income taxes:
U.S. federal	$0.8	$(13.5)	$(12.3)
U.S. state	(2.1)	(2.3)	0.3
Foreign	7.0	18.8	13.3
	5.7	3.0	1.3
Deferred income taxes:
U.S. federal	(27.9)	(5.7)	(13.6)
U.S. state	(0.5)	0.9	(4.0)
Foreign	(7.5)	28.6	(11.3)
	(35.9)	23.8	(28.9)
Total	$(30.2)	$26.8	$(27.6)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes is as follows (in millions):

	Years Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$(16.6)	21.0%	$(101.0)	21.0%	$(20.3)	21.0%
Foreign income tax rate differential	(3.7)	4.7	3.3	(0.7)	(4.7)	4.9
Income from passthrough entities	1.8	(2.3)	1.9	(0.4)	0.6	(0.7)
Branch earnings	2.2	(2.8)	1.4	(0.3)	0.2	(0.2)
Global intangible low tax inclusion	3.4	(4.3)	3.5	(0.7)	(1.6)	1.7
Foreign derived intangible income	2.4	(3.0)	(0.3)	0.1	(0.1)	0.1
State income tax, net of federal benefit	(2.5)	3.2	(0.6)	0.1	(3.1)	3.2
Adjustments to valuation allowances	(4.7)	6.0	50.8	(10.6)	(3.3)	3.4
Other tax credits	(3.2)	4.1	(3.5)	0.7	(2.6)	2.7
Foreign tax credits	(2.0)	2.5	(7.4)	1.5	1.8	(1.8)
Other foreign operational taxes	0.7	(0.9)	1.8	(0.3)	1.5	(1.6)
Remeasurement of deferred taxes due to tax law	1.1	(1.4)	(0.3)	0.1	(3.0)	3.1
Non-deductible compensation expense	0.5	(0.6)	0.9	(0.2)	1.4	(1.4)
Non-deductible acquisition expense	—	—	(0.5)	0.1	5.4	(5.6)
Goodwill impairment	—	—	84.5	(17.6)	—	—
Uncertain tax positions	(5.8)	7.4	(4.2)	0.9	1.1	(1.2)
Worthless stock deduction	(4.6)	5.8	—	—	—	—
Other, net	0.8	(1.1)	(3.5)	0.7	(0.9)	1.0
Provision for income taxes	$(30.2)	38.3%	$26.8	(5.6)%	$(27.6)	28.6%

A benefit for income taxes of $30.2 million, an expense for income taxes of $26.8 million and a benefit for income taxes of $27.6 million in the years ended December 31, 2024, 2023, and 2022, respectively, resulted in an effective tax rate of 38.3%, (5.6)%, and 28.6% in 2024, 2023, and 2022, respectively. The Company’s effective tax rates differ from the statutory federal income tax rate of 21.0% due primarily to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions, non-deductible goodwill impairment, adjustments to valuation allowances, uncertain tax positions, worthless stock deductions, and acquisition related nondeductible expenses due to the Merger.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant earnings and profits from its foreign subsidiaries that it can generally repatriated free of U.S. federal tax. As a result of the Company’s treasury policy to simplify and expediate its intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means, the Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

Additionally, the Organization for Economic Cooperation and Development (“OECD”) has reached agreement on an approach to establish a minimum global tax, set at 15%, for large multi-national enterprises, such as the Company. The OECD has recommended that certain aspects of this approach, referred to as “Pillar Two”, be made effective beginning in 2024, and many jurisdictions in which the Company operates have implemented Pillar Two legislation

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
becoming effective in 2024, while others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact to the Company’s tax expense in 2024. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance on Pillar Two rules, considering impacts of such developments on its tax expense.

Net deferred income tax assets (liabilities) were comprised of the following (in millions):

	December 31,
	2024	2023
Deferred Tax Assets
Receivable allowances	$1.4	$1.3
Postretirement and other employee benefits	7.5	10.9
Net operating loss and tax credit carryforwards	313.3	305.5
Capital loss carryforward	33.6	47.4
Accruals and other liabilities	—	0.8
Investment in subsidiaries	1.8	0.1
Capitalized research & development	45.3	36.8
Section 163(j) interest limitation	15.6	9.9
Right of use liabilities	17.4	14.7
Other	15.6	15.0
	451.5	442.4
Less: Valuation allowance	(286.1)	(323.0)
Net deferred income tax assets	$165.4	$119.4

Deferred Tax Liabilities
Net property, plant and equipment	$(83.2)	$(89.2)
Intangibles	(132.3)	(136.7)
Derivatives	(13.8)	(9.0)
Right of use assets	(16.3)	(15.1)
Reserves and accruals	(2.7)	—
Foreign currency translation	(9.5)	—
Other	(0.8)	(5.3)
Net deferred income tax liabilities	$(258.6)	$(255.3)

Total net deferred income tax liabilities	$(93.2)	$(135.9)

As of December 31, 2024, the Company had approximately $255.6 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions, with the following expiration dates:

2024
2026-2044	$174.4
Indefinite	81.2
Total	$255.6

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Company has $32.8 million of tax effected capital loss carryforwards, of which $25.0 million will expire in 2026 and $7.8 million are indefinite lived. The Company also has $20.1 million and $9.8 million of foreign tax credits and state tax credits and that will expire between 2028 – 2034, and 2024 – 2044, respectively.

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss, capital loss, and credit carryforwards. The valuation allowance on deferred tax assets as of December 31, 2024, is substantially in the United States federal, state, and Luxembourg, of $44.0 million, $17.3 million, and $203.5 million, respectively.

The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount and category of future taxable income and tax planning strategies. Actual future operating results and the underlying amount and character of income in future periods could differ from the Company's current assumptions, judgments and estimates. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes (in millions):

	Years Ended December 31,
	2024	2023	2022
Uncertain tax position balance at beginning of year	$20.0	$19.9	$9.8
Increases in current year tax positions	5.4	0.6	0.1
Increases in prior year tax positions	5.2	4.4	1.4
Decreases due to lapse of statute of limitations	(5.6)	(2.4)	(0.4)
Decreases due to settlements	(1.3)	(2.1)	—
Increases (decreases) from business acquisitions	—	(0.4)	9.0
Uncertain tax position balance at end of year	$23.7	$20.0	$19.9

The liability for unrecognized tax benefits included $10.9 million as of December 31, 2024 that if recognized would impact the Company's effective tax rate. We anticipate a decrease in unrecognized tax benefits by the end of 2025 of $2.6 million as a result of a lapse of the statute of limitations and audit settlements. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income (Loss).

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company finalized an audit in Italy for tax years 2019-2020 during 2024. All expected impacts have been recorded in 2024 or earlier and are immaterial to the tax rate. Currently, the company is under U.S. audit for tax year 2020. The Company anticipates finalizing this audit during 2025. All expected impacts have been recorded in 2024. The 2018-2023 tax years remain subject to examination by other major tax jurisdictions.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to postretirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. Following the disposal of our site in Eerbeek Netherlands during the fourth quarter of 2024, the Company no longer sponsors a defined benefit pension plan in the Netherlands.

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

In July of 2024, the UK Court of Appeal upheld a ruling in the matter of Virgin Medial Limited vs. NTL Pension Trustees II Limited that certain historical amendments for contracted-out defined benefit schemes were invalid if required actuarial confirmations were not obtained. The Company, and its pension scheme trustees and actuaries have conducted a preliminary review following the ruling and have not identified any implications for its UK pension defined benefit plans.

In Germany, the Company sponsors retirement benefit plans which are unfunded. There is no legal or governmental obligation to fund these plans. These benefits are paid out in a normal course of business consistent with regulatory requirements.

The U.S, U.K, Germany, and French pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations (ABO) at December 31, 2024.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a measurement date of December 31 for its pension plans and other postretirement plans. The funded status of the pension plans as of December 31, 2024 and 2023 and the OPEB plans as of December 31, 2024 and 2023 was as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023	2024	2023
Change in PBO:
PBO at beginning of year(1)	$342.0	$339.6	$219.5	$189.9	$23.2	$25.0	$3.8	$3.6
Acquisition	—	—	—	0.2	—	—	—	—
Service cost	1.4	1.6	1.2	1.0	0.1	0.2	1.2	1.2
Interest cost	16.9	17.7	8.7	8.4	1.1	1.2	0.1	0.1
Actuarial (gain) loss	(10.5)	8.6	(14.3)	27.9	0.5	1.1	(0.1)	0.2
Participant contributions	—	—	—	—	—	0.1	—	—
Plan amendment	—	—	—	0.6	—	—	—	—
Plan settlements	—	—	(33.9)	(4.8)	—	—	—	—
Gross benefits paid	(26.0)	(25.5)	(13.8)	(13.2)	(4.4)	(4.4)	(1.7)	(1.4)
Currency translation effect	—	—	(4.5)	9.5	—	—	(0.2)	0.1
PBO at end of year	$323.8	$342.0	$162.9	$219.5	$20.5	$23.2	$3.1	$3.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$356.8	$349.2	$192.9	$174.6	$—	$—	$—	$—
Actual return on plan assets	11.0	32.6	(5.6)	20.4	—	—	—	—
Employer contributions	0.3	0.5	1.9	6.8	4.5	4.3	1.7	1.4
Participant contributions	—	—	—	—	—	0.1	—	—
Plan settlements	—	—	(33.9)	(4.8)	—	—	—	—
Gross benefits paid	(26.0)	(25.5)	(13.8)	(13.2)	(4.5)	(4.4)	(1.7)	(1.4)
Currency translation effect	—	—	(2.4)	9.1	—	—	—	—
Fair value of plan assets at end of year	$342.1	$356.8	$139.1	$192.9	$—	$—	$—	$—
Funded status at end of year(1)	$18.3	$14.8	$(23.8)	$(26.6)	$(20.5)	$(23.2)	$(3.1)	$(3.8)
(1) Net pension assets of $32.9 million and $31.2 million were reflected within the Consolidated Balance Sheet as Other Assets as of December 31, 2024 and 2023, respectively.

The PBO, ABO and fair value of pension plan assets for the Company's defined benefit pension plans and OPEB plans as of December 31, 2024 and 2023 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023	2024	2023
PBO	$323.8	$342.0	$162.9	$219.5	$20.5	$23.2	$3.1	$3.8
ABO	321.5	340.1	162.2	218.6	—	—	—	—
Fair value of plan assets	342.1	356.8	139.1	192.9	—	—	—	—

As of December 31, 2024 and 2023, the pre-tax amounts in Accumulated other comprehensive income, net of tax that have not been recognized as components of net periodic benefit cost for the pension and OPEB plans are as follows (in

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023	2024	2023
Accumulated loss (gain)	$16.3	$15.4	$8.4	$8.9	$0.4	$0.2	$—	$—
Prior service credit	—	—	0.5	0.5	—	—	—	—
Accumulated other comprehensive loss (gain)	$16.3	$15.4	$8.9	$9.4	$0.4	$0.2	$—	$—

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

Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2024, a 6.14% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.0% by 2048 and to remain at that level thereafter.

The weighted average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023	2024	2023
Discount rate	5.63%	5.14%	4.98%	4.19%	5.26%	5.00%	3.43%	4.18%
Rate of compensation increase	1.93%	1.90%	2.72%	0.45%	N/A	3.50%	2.75%	2.72%

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net pension benefit cost (benefit) during the years ended December 31, 2024, 2023, and 2022 were as follows (in millions):

	Pension Benefits
	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Service cost	$1.4	$1.6	$0.9	$1.2	$1.0	$0.7
Interest cost	16.9	17.7	9.3	8.7	8.4	4.4
Expected return on plan assets	(22.4)	(22.1)	(11.9)	(6.0)	(4.3)	(4.3)
Amortizations and other	—	—	1.7	(2.4)	0.4	0.4
Net periodic benefit cost (benefit)	$(4.1)	$(2.8)	$—	$1.5	$5.5	$1.2

	Other Postretirement Benefits(1)
	US			Non-US
	2024	2023	2022	2024	2023	2022
Service cost	$0.1	$0.2	$0.1	$1.2	$1.2	$0.4
Interest cost	1.1	1.2	0.6	0.1	0.1	—
Expected return on plan assets	—	—	—	—	—	—
Amortizations and other	—	—	—	—	0.1	0.2
Net periodic benefit cost (benefit)	$1.2	$1.4	$0.7	$1.3	$1.4	$0.6

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Pension Benefits
	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Discount rate	5.14%	5.42%	4.09%	4.32%	4.53%	3.71%
Expected long-term rate of return on plan assets	6.27%	6.10%	5.19%	3.18%	2.48%	1.96%
Rate of compensation increase	1.90%	1.90%	1.90%	2.72%	0.45%	2.77%

	Other Postretirement Benefits(1)
	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022
Discount rate	5.00%	5.32%	4.42%	4.15%	3.96%	1.61%
Expected long-term rate of return on plan assets	—%	—%	—%	—%	—%	—%
Rate of compensation increase	3.50%	3.50%	3.50%	2.75%	1.65%	2.35%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure each plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration fixed income assets over time. For the year ended December 31, 2024, the target and actual allocation of plan assets were aligned. Investments under the U.K. plan are allocated based on a targeted return, driven by the funded status of the

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plan. The primary goal of the Company's pension plans is to maintain the highest probability of assuring future benefit payments to participants while providing growth of capital in real terms. To achieve this goal, the investment philosophy is to protect plan assets from large investment losses, particularly over time, while steadily growing the assets in a prudent manner. While there cannot be complete assurance that the objectives will be realized, the Company believes that the likelihood of realizing the objectives are reasonable based upon this investment philosophy. The Company has an investment committee that meets on a periodic basis to review the portfolio returns and to determine asset mix targets. The pension plans' asset allocations by category at December 31, 2024 and 2023 were as follows:

	U.S.		Non-U.S.
	2024	2023	2024	2023
Plan Asset Category
Cash and cash equivalents	1%	1%	1%	4%
Equity securities(1):
Domestic large cap	8	9	—	—
Domestic small cap	1	3	—	—
International	6	16	—	—
Fixed income securities	84	71	99	96
Total	100%	100%	100%	100%
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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2024 (in millions):

	U.S.			Non-U.S.
Plan Asset Category	Total	Other(1)	Level 1	Total	Level 1	Level 2
Cash equivalents	$3.2	$—	$3.2	$1.0	$1.0	$—
Equity securities:
Domestic large cap	26.5	26.5	—	—	—	—
Domestic small cap	4.2	4.2	—	—	—	—
International	19.2	19.2	—	—	—	—
Fixed income securities:
US Government securities	109.1	109.1	—	—	—	—
Corporate bonds	162.7	162.7	—	68.4	—	68.4
International bonds	17.2	17.2	—	68.8	—	68.8
Other	—	—	—	0.9	—	0.9
Total	$342.1	$338.9	$3.2	$139.1	$1.0	$138.1

The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2023 (in millions):

	U.S.			Non-U.S.
Plan Asset Category	Total	Other(1)	Level 1	Total	Level 1	Level 2
Cash equivalents	$2.7	$—	$2.7	$5.6	$5.6	$—
Equity securities:
Domestic large cap	33.8	33.8	—	—	—	—
Domestic small cap	10.3	10.3	—	—	—	—
International	56.0	56.0	—	—	—	—
Fixed income securities:
US Government securities	68.1	68.1	—	—	—	—
Corporate bonds	149.7	149.7	—	87.3	—	87.3
International bonds	3.8	3.8	—	64.0	—	64.0
Other	32.4	32.4	—	1.1	—	1.1
Total	$356.8	$354.1	$2.7	$158.0	$5.6	$152.4
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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects the following estimated undiscounted future pension benefit payments, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (in millions):

	U.S.	Non-U.S.
2025	$26.9	$12.8
2026	$26.8	$13.3
2027	$26.9	$14.5
2028	$26.5	$13.8
2029	$26.3	$14.8
2030-2033	$126.3	$79.7

The Company is not required to contribute during 2024 to its U.S. pension plans, although, it may make discretionary contributions. Contributions to the U.K. pension plans are subject to an agreed schedule with the external trustees in line with funding requirements, along with contributions to certain pay-as-you-go plans in the US, Canada, Germany, France, and Italy. We contributed $0.0 million to the U.K. plan, $1.4 million to the Germany plan and $0.2 million to the U.S plans. Pension contributions to all other plans were immaterial during the year ended December 31, 2024.

Other Benefits

We sponsor qualified defined contribution plans covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $15.0 million, $14.2 million, and $11.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company provides U.S. executives, certain other key personnel, and its directors the opportunity to participate in deferred compensation plans. Participating employees can elect to defer a portion of their salaries and certain other compensation. Participating directors can elect to defer their meeting fees, as a cash deferral, as well as their quarterly retainer fees, as a cash deferral or deferred stock unit credits. The Company's liability balance under these deferred compensation plans totaled $2.2 million and $1.4 million at December 31, 2024 and 2023, respectively, which were included in the Consolidated Balance Sheets in Other liabilities. In connection with these plans, the Company has a grantor trust into which it has contributed funds toward its future obligations under the various plans. Refer to Note . Other Assets for additional information. The balance of grantor trust assets totaled $2.2 million and $7.5 million at December 31, 2024 and 2023, respectively, which were included in Other assets in the Consolidated Balance Sheets. These assets are restricted from Company use until all obligations are satisfied.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Stockholders' Equity

Long-term Incentive Plan

In April 2024, the Company adopted and the stockholders approved the Mativ Holdings, Inc. 2024 Equity and Incentive Plan (the "2024 Plan") which superseded and replaced the Schweitzer-Mauduit International, Inc. 2015 Long-term Incentive Plan (the "2015 LTIP"). The 2024 Plan is intended to promote the Company's long-term financial success by attracting and retaining outstanding executive personnel and to motivate such personnel by means of equity grants. Pursuant to the terms of the 2024 Plan, the Compensation Committee of the Board of Directors selects participants and establishes the terms of various types of equity-based compensation awards, including incentive and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), RSUs with performance conditions ("PSUs"), in addition to certain cash-based awards. Subject to certain adjustments set forth in the 2024 Plan, the number of shares available for awards under the 2024 Plan is limited to 2,800,000.

The Company's 2015 LTIP provided that the issuance of RSAs immediately transfers ownership rights in shares of its Common Stock to the recipient of the grant, including the right to vote the shares and to receive dividends thereon. Other types of stock awards available under the 2015 LTIP were not used prior to 2023. Beginning in 2023, the Board of Directors approved grants of RSUs and PSUs under the 2015 LTIP. In July 2023, the Company implemented a one-time conversion of all outstanding RSAs to RSUs. Following the conversion, there were no remaining RSAs outstanding.

The 2015 LTIP provided for any unvested service-based equity awards to immediately vest on the occurrence of a qualifying Change in Control event (“CIC Event”) upon which the awardee is either terminated by the Company without Cause (as defined in the 2015 LTIP) or the employee voluntarily resigns from the Company for Good Reason (as defined in the 2015 LTIP) within 24 months of the CIC Event (“CIC Qualifying Termination”). As the Merger was a qualifying CIC Event, the unvested service-based equity awards of employees that met the criteria of CIC Qualifying Termination immediately vested on such CIC Qualifying Termination date.

Upon the closing of the Merger, the Company modified the 2022 and 2021 performance-based equity awards then-outstanding under the 2015 LTIP to remove the performance and market-based vesting conditions for continuing employees, effectively converting the awards to service-only equity awards that cliff vest on the schedule applicable to the underlying performance-based equity awards. The fair value of the continuing employee awards will be recognized on a straight-line basis over the remaining service period, less any cost previously recognized on these performance-based equity awards.

The performance-based equity awards held by an employee that experienced a CIC Qualifying Termination were also modified to accelerate vesting and to establish the number of shares underlying these awards at 100% of the target level as defined in the underlying award agreement rather than at the pro-rata target level based on service period completed as of the closing of the Merger.

The 2015 LTIP remains in effect with respect to all outstanding awards granted under such plan until such awards have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with the terms of such awards. In February 2024, the Board of Directors approved for the unvested awards issued and outstanding under the 2015 LTIP to be cash settled upon vesting. The decision represented a modification which resulted in the reclassification of the portion of the earned awards from equity to a liability as of the modification date. There was no incremental compensation expense recognized associated with the modification.

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

Substantially all stock-based compensation expense has been recorded in Selling and general expenses on the consolidated statements of operations. Stock-based compensation expense was $11.3 million, $9.9 million, and $19.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized compensation expense was $9.2 million and is expected to be recognized over a weighted average period of 1.7 years.

Acquired Equity-Based Compensation Awards

As provided in the Merger Agreement, all stock options (“Options”), SARs, RSUs and PSUs granted pursuant to Neenah’s 2018 Omnibus Stock and Incentive Compensation Plan that were outstanding immediately prior to the Merger were generally automatically converted into Options, SARs, RSUs and PSUs, respectively, with respect to the Company's common stock at the exchange ratio set forth in the Merger Agreement ("Exchange Ratio") and otherwise generally on the same terms and conditions (including vesting exercisability and/or settlement requirements) as applied to such awards prior to the closing of the Merger.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards

In July 2023, the Company implemented a one-time conversion of all outstanding RSAs to RSUs. There were no RSAs granted in 2024.

The following table presents RSA activity for the years ended December 31, 2023 and 2022:

	2023		2022
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	526,961	$31.89	377,729	$36.78
Granted	—	—	678,343	31.17
Forfeited	(97,629)	33.46	(49,617)	30.57
Vested	(292,519)	32.98	(479,494)	34.81
Converted to RSUs	(136,813)	28.43	—	—
Outstanding at December 31	—	$—	526,961	$31.89

Restricted Stock Units

The following table presents activity of RSUs for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	562,070	$24.68	343,142	$23.41	—	$—
Granted	513,962	17.87	277,479	25.33	—	—
Acquired and converted	—	—	—	—	472,181	23.41
Converted from RSAs	—	—	136,813	28.43	—	—
Forfeited	(81,099)	22.41	(69,627)	26.08	(5,172)	23.41
Vested	(276,418)	24.50	(125,737)	25.95	(123,867)	23.41
Outstanding at December 31	718,515	$20.13	562,070	$24.68	343,142	$23.41

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units

The following table presents activity of PSUs for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	273,225	$24.47	320,732	$23.57	—	$—
Granted	291,395	16.44	105,867	26.74	320,732	23.57
Forfeited	(82,340)	21.43	(151,186)	24.12	—	—
Vested	(59,831)	20.71	(2,188)	26.74	—	—
Outstanding at December 31	422,449	$20.06	273,225	$24.47	320,732	$23.57

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

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in millions, shares in thousands):

	Years Ended December 31,
	2024	2023	2022
Numerator (basic and diluted):
Net loss	$(48.7)	$(309.5)	$(6.6)
Less: Dividends paid to participating securities	(0.2)	(0.7)	(0.9)
Undistributed and distributed loss available to common stockholders	$(48.9)	$(310.2)	$(7.5)

Denominator:
Average number of common shares outstanding	54,313.3	54,506.9	42,442.2
Effect of dilutive stock-based compensation(1)	—	—	—
Average number of common and potential common shares outstanding	54,313.3	54,506.9	42,442.2
(1) Diluted loss per share excludes the weighted average potential common shares as their inclusion would be anti-dilutive.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Commitments and Contingencies

Other Commitments

As of December 31, 2024, we had contractual obligations to purchase products and services (primarily raw materials), capital projects, and energy totaling $100.6 million. These commitments extend beyond 2028.

The Company has certain other letters of credit, guarantees and surety bonds outstanding at December 31, 2024, which are not material either individually or in the aggregate.

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of December 31, 2024, there were no material claims pending under this indemnification.

Litigation

We are involved in various legal proceedings from time to time, including relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material effect on the results of operations in a given quarter or year.

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

Employees and Labor Relations

As of December 31, 2024, approximately 26% of our U.S. workforce and 35% of our Non-U.S. workforce are under collective bargaining agreements. Approximately 26% of all U.S. employees and 12% of our Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our Non-U.S. workforce, union membership is voluntary and does not need to be disclosed to the Company under local laws. As a result, the number of employees covered by the collective bargaining agreements in some countries cannot be determined.

Note 20. Segment Information

Effective with the Merger, the Company reassessed its reportable segments and concluded that it had two operating product line segments that are also the reportable segments for financial reporting purposes: Advanced Technical Materials ("ATM") and Fiber-Based Solutions ("FBS"). ATM was comprised of the legacy SWM Advanced Materials & Structures segment and certain legacy Neenah segments allocated to ATM. FBS was comprised of the legacy SWM Engineered Papers segment and the legacy Neenah Fine Paper and Packaging segment.

As part of an organizational realignment initiative effective during the first fiscal quarter of 2024, we reorganized into two new reportable segments: (1) Filtration & Advanced Materials ("FAM") and (2) Sustainable & Adhesive Solutions ("SAS"). The FAM segment supplies customers directly, serving a diverse set of generally high-growth end markets. FAM end markets include water and air purification, life sciences, industrial processes, transportation, glass and glazing, packaging, agriculture, building and construction, safety and security. SAS is focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The SAS segment supplies customers through distribution and directly, serving growing and mature end markets including building and construction, DIY, product packaging, consumer & commercial papers, personal care, advanced wound care, medical device fixation and medical packaging. The change in reportable segments reflects the realignment of management and the related internal review of our operating segments. The prior period presentation has been recasted to align with our current segment reporting structure. The accounting policies of the reportable segments are the same as those described in Note 2.Summary of Significant Accounting Policies.

Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. The CODM considers operating profit when making resource allocation decisions for each segment.

Information about Net Sales and Operating Profit (Loss)

The CODM primarily evaluates segment performance and allocates resources based on Operating profit (loss). General corporate expenses that do not directly support the operations of the business segments are unallocated expenses. Assets are managed on a total company basis and are therefore not disclosed at the segment level.

Net sales, costs of products sold, nonmanufacturing expense, restructuring and impairment expense, and operating profit (loss) by segments were (in millions):

	Years Ended December 31,
	2024	2023	2022
Net sales
FAM	$766.5	$810.0	$776.6
SAS	1,214.6	1,216.0	860.3
Consolidated	$1,981.1	$2,026.0	$1,636.9

Cost of products sold
FAM	$592.3	$613.3	$582.8
SAS	1,024.7	1,056.9	748.1
Consolidated	$1,617.0	$1,670.2	$1,330.9

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023	2022
Total nonmanufacturing expense
FAM	$98.6	$94.6	$88.1
SAS	115.5	115.1	86.5
Total segments	214.1	209.7	174.6
Unallocated	105.6	136.4	152.5
Consolidated	$319.7	$346.1	$327.1

Restructuring and impairment
FAM	$5.6	$2.8	$14.8
SAS	29.1	420.3	1.7
Total segments	34.7	423.1	16.5
Unallocated	3.4	0.5	2.6
Consolidated	$38.1	$423.6	$19.1

Operating profit (loss)
FAM	$70.0	$99.3	$90.9
SAS	45.4	(376.3)	24.0
Total segments	115.4	(277.0)	114.9
Unallocated	(109.1)	(136.9)	(155.1)
Consolidated	$6.3	$(413.9)	$(40.2)

Capital spending and depreciation by segments were (in millions):

	Capital Spending			Depreciation
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
FAM	$24.0	$29.7	$24.5	$24.9	$25.3	$18.9
SAS	30.0	33.1	20.5	51.4	54.3	32.6
Total segments	54.0	62.8	45.0	76.3	79.6	51.5
Unallocated	1.0	3.2	0.6	1.4	2.1	0.4
Consolidated	$55.0	$66.0	$45.6	$77.7	$81.7	$51.9

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about Geographic Areas

Long-lived assets by geographic area were as follows (in millions):

	December 31,
	2024	2023
U.S.	$340.5	$369.8
France	28.1	32.2
Germany	161.4	174.7
U.K.	56.1	56.6
Other foreign countries	58.0	65.8
Consolidated	$644.1	$699.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mativ Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mativ Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Filtration and Advanced Materials — Refer to Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge. The annual impairment test performed as of October 1, 2024, did not indicate any impairment of goodwill. The goodwill balance related to the Filtration and Advanced Materials (“FAM”) reporting unit was $411.8 million as of December 31, 2024. The FAM reporting unit’s operations are sensitive to the sustained impact of macro-economic conditions, an increasingly global competitive environment and continued volatility in the construction and automotive sectors.

We identified goodwill attributable to the FAM reporting unit as a critical audit matter because of the significant assumptions required to estimate the fair value of the FAM reporting unit. The sensitivity of the estimate to changes in assumptions, specifically related to forecasts of future revenue and EBITDA and the selection of the discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and EBITDA, and the selection of the discount rates for the FAM reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the FAM reporting unit, such as controls related to management’s forecasts and selection of the discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in relevant industry reports.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates, by:
•Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
•Developing a range of independent estimates and comparing those to the discount rates selected by the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2025

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on these criteria. As of December 31, 2024, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Segment Leadership Update

On February 20, 2025, the Company announced the promotion of Ryan Elwart to Group President, effective immediately. In this role, Mr. Elwart will assume responsibility for commercial leadership of the Company’s Filtration and Advanced Materials (FAM) segment in addition to his existing commercial leadership over the Company’s Sustainable and Adhesive Solutions (SAS) segment. In addition, Christoph Stenzel, who has served as the Company’s Group President, Filtration and Advanced Materials since January 30, 2024, will depart from the Company after a transition period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mativ Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mativ Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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
February 27, 2025

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We have posted a copy of our Code of Conduct on our website at www.mativ.com. Our Code of Conduct applies to all employees, officers and directors of the Company and its subsidiaries worldwide.

The Company has adopted an insider trading policy and program applicable to the Company’s directors, officers and employees, as well as the Company itself, which governs the purchase, sale and other dispositions of the Company’s securities, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the New York Stock Exchange listing standards. The foregoing summary of the Company’s insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.1.

All other information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2025 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2025 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2024, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	51,008
2024 Equity and Incentive Plan (2)	1,823,551
Total approved by stockholders	1,874,559
Equity compensation plans not approved by stockholders	—
Grand total	1,874,559
(1)The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees for the first three quarter in 2024 consisted of $23,750 quarterly, and $31,250 for the fourth quarter, which are payable in our Common Stock. The number of shares issued each quarter is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the date one day prior to the date of distribution. Certain directors have elected to defer receipt of quarterly retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon a change in control, retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of cash or shares of MATV Common Stock. As of the Merger on July 6, 2022, all of the outstanding deferred stock units were converted to common stock in accordance with the plan. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2024, deferred retainer fees and credited dividends have resulted in 95,184 accumulated stock unit credits.

(2)Reflects shares available for future issuance under the 2024 Equity and Incentive Plan which is described in Note 18. Stockholders' Equity of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Awards of restricted stock units under the 2024 Equity and Incentive Plan are subject to forfeiture and cannot be sold or otherwise transferred until fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2025 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2025 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

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

2.7
Offer Letter, dated August 1, 2023, by and among Mativ Holdings, Inc. and Evergreen Hill Enterprise Pte. Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on 8-K filed August 2, 2023 and incorporated herein by reference).***

2.8
Purchase Agreement, dated as of August 1, 2023, by and between Mativ Holdings, Inc. and Evergreen Hill Enterprise Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023).***

2.9
First Amendment to Purchase Agreement, dated November 29, 2023, to the Purchase Agreement, dated as of August 1, 2023, by and between Company and Evergreen Hill Enterprise Pte. Ltd.(incorporated by reference to Exhibit 2.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).***

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
4.2
Indenture, dated as of October 7, 2024, among Mativ Holdings, Inc., the guarantors listed therein and Wilmington Trust, National Association (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.1to the Company’s Current Report on Form 8-K filed on October 7, 2024).

4.3	Description of registrant's securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

Exhibit Number	Exhibit
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

10.7	Amended and Restated Deferred Compensation Plan No. 2, dated as of January 1, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on March 10, 2023).**
*10.8	Summary of Non-Management Director Compensation.**
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

10.40
Eighth Amendment, effective as of December 17, 2024, to the Credit Agreement, dated as of September 25, 2018 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021, February 22, 2022, May 6, 2022, June 5, 2023 and September 19, 2023), by and among Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.), Mativ Luxembourg (f/k/a SWM Luxembourg), the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024).

10.41**	Mativ Holdings, Inc. Executive Severance Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024).
10.42**	Mativ Holdings, Inc. 2024 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024).
10.43**	Form of Performance Share Unit Award Agreement (2024 Mativ Holdings, Inc. Equity and Incentive Plan) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).
10.44**	Form of Restricted Stock Unit Award Agreement (2024 Mativ Holdings, Inc. Equity and Incentive Plan) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).
*19.1	Mativ Holdings, Inc. Insider Trading Policy.

Exhibit Number	Exhibit
*21.1	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Form of Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
97	Mativ Holdings, Inc. Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Mativ Holdings, Inc.
By:
Dated:	February 27, 2025		/s/ Julie Schertell
Julie Schertell
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Julie Schertell	President, Chief Executive Officer, and Director	February 27, 2025
Julie Schertell	(principal executive officer)

/s/ Greg Weitzel	Executive Vice President and Chief Financial Officer	February 27, 2025
Greg Weitzel	(principal financial officer)

/s/ Cheryl Allegri	Corporate Controller and Chief Accounting Officer	February 27, 2025
Cheryl Allegri	(principal accounting officer)

*	Director	February 27, 2025
William Cook

*	Director	February 27, 2025
Shruti Singhal

*	Director	February 27, 2025
John Stipancich

*	Director	February 27, 2025
Marco Levi

*	Director	February 27, 2025
Kimberly Ritrievi

*	Director	February 27, 2025
John D. Rogers

*By:

/s/ Mark W. Johnson		February 27, 2025
Mark W. Johnson
Attorney-In-Fact