Form 10-Q
period 2025-03-31
Mativ Holdings, Inc.
filed 2025-05-08
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	March 31, 2025
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,632,920 shares of common stock outstanding as of May 5, 2025.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$484.8	$500.2
Cost of products sold	412.2	416.2
Gross profit	72.6	84.0

Selling and general expense	63.3	61.6
Research and development expense	6.3	6.0
Intangible asset amortization expense	15.4	15.8
Total nonmanufacturing expenses	85.0	83.4

Goodwill impairment expense	411.9	—
Restructuring and other impairment expense	6.3	14.4
Operating loss	(430.6)	(13.8)
Interest expense	17.8	18.3
Other income (expense), net	(1.8)	1.7
Loss before income taxes	(450.2)	(30.4)
Income tax benefit, net	(24.7)	(2.4)
Net loss	$(425.5)	$(28.0)

Net loss per share:
Basic	$(7.82)	$(0.52)
Diluted	$(7.82)	$(0.52)

Weighted average shares outstanding:
Basic	54,447,200	54,267,900
Diluted	54,447,200	54,267,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(425.5)	$(28.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4.8	(9.2)
Unrealized gain (loss) on derivative instruments	(6.9)	2.3
Net gain (loss) from postretirement benefit plans	0.2	0.4
Other comprehensive loss	(1.9)	(6.5)
Comprehensive loss	$(427.4)	$(34.5)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$84.0	$94.3
Restricted cash	9.8	—
Accounts receivable, net	202.1	162.4
Inventories, net	346.0	355.1
Income taxes receivable	19.0	20.6
Other current assets	25.3	25.7
Total current assets	686.2	658.1
Property, plant and equipment, net	622.3	620.3
Finance lease right-of-use assets	16.2	16.2
Operating lease right-of-use assets	45.9	46.4
Deferred income tax benefits	9.6	8.1
Goodwill	54.8	465.6
Intangible assets, net	545.4	553.4
Other assets	71.9	79.8
Total assets	$2,052.3	$2,447.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2.7	$2.6
Finance lease liabilities	1.7	1.6
Operating lease liabilities	9.2	9.5
Accounts payable	176.9	151.7
Income taxes payable	8.6	8.4
Accrued expenses and other current liabilities	89.0	100.7
Total current liabilities	288.1	274.5
Long-term debt	1,120.1	1,086.7
Finance lease liabilities, noncurrent	16.5	16.3
Operating lease liabilities, noncurrent	36.2	36.4
Pension and other postretirement benefits	54.9	54.3
Deferred income tax liabilities	77.1	100.9
Other liabilities	31.2	20.3
Total liabilities	1,624.1	1,589.4
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,574,597 and 54,335,830 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5.5	5.4
Additional paid-in-capital	678.4	675.7
Retained earnings (accumulated deficit)	(266.9)	164.3
Accumulated other comprehensive income, net of tax	11.2	13.1
Total stockholders’ equity	428.2	858.5
Total liabilities and stockholders’ equity	$2,052.3	$2,447.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(28.0)	—	(28.0)
Other comprehensive loss, net of tax	—	—	—	—	(6.5)	(6.5)
Dividends paid ($0.10 per share)	—	—	—	(5.4)	—	(5.4)
Restricted stock issuances, net	95,188	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	(1.9)	—	—	(1.9)
Stock issued to directors as compensation	4,943	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	—	(0.7)	—	—	(0.7)
Balance, March 31, 2024	54,311,255	$5.4	$667.3	$201.6	$32.6	$906.9

Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(425.5)	—	(425.5)
Other comprehensive loss, net of tax	—	—	—	—	(1.9)	(1.9)
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Issuances of common stock under stock-based compensation plan	183,866	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	3.6	—	—	3.6
Stock issued to directors as compensation	8,598	—	0.2	—	—	0.2
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.1)	—	—	(1.1)
Balance, March 31, 2025	54,574,597	$5.5	$678.4	$(266.9)	$11.2	$428.2
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating
Net loss	$(425.5)	$(28.0)
Adjustments to reconcile Net loss to Net cash used in operations:
Depreciation and amortization	35.3	36.3
Amortization of deferred issuance costs	2.0	2.0
Goodwill impairment	411.9	—
Other impairments	5.3	—
Deferred income tax	(27.3)	(9.4)
Pension and other postretirement benefits	(0.5)	(1.4)
Stock-based compensation	3.6	2.7
(Gain) loss on foreign currency transactions	1.8	(0.7)
Other non-cash items	0.2	(1.2)
Other operating	(0.6)	(0.6)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(43.3)	(49.3)
Inventories	10.8	9.0
Prepaid expenses	(4.0)	(6.7)
Accounts payable and other current liabilities	12.8	27.0
Accrued income taxes	1.6	7.3
Net changes in operating working capital	(22.1)	(12.7)
Net cash used in operations	(15.9)	(13.0)
Investing
Capital spending	(13.9)	(12.1)
Proceeds from sale of assets	—	2.0
Cash received from settlement of cross-currency swap contracts	3.4	—
Other investing	(0.1)	1.0
Net cash used in investing of:
Continuing operations	(10.6)	(9.1)
Discontinued operations	—	(12.0)
Net cash used in investing	(10.6)	(21.1)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Financing
Cash dividends paid	(5.5)	(5.4)
Proceeds from long-term debt	54.0	69.0
Payments on long-term debt	(22.7)	(16.7)
Payments on financing lease obligations	(0.2)	(0.4)
Shares withheld for employee taxes	(1.1)	(0.7)
Net cash provided by financing	24.5	45.8
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	1.5	(3.0)
Increase (decrease) in Cash and cash equivalents and Restricted cash	(0.5)	8.7
Cash and cash equivalents and Restricted cash at beginning of period	94.3	120.2
Cash and cash equivalents and Restricted cash at end of period	$93.8	$128.9

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$13.2	$17.1
Cash paid for taxes, net	$1.6	$1.7
Capital spending in Accounts payable and Accrued expenses and other current liabilities	$3.9	$10.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

Nature of Business

Organization and operations - Mativ Holdings, Inc. ("Mativ," "we," "our," or the "Company") is a global leader in specialty materials, solving our customers’ most complex challenges by engineering bold, innovative solutions that connect, protect, and purify our world. Mativ manufactures globally through our family of business-to-business and consumer product brands. Mativ targets premium applications across diversified and growing end-markets, from filtration to healthcare to sustainable packaging and more. Our broad portfolio of technologies combines polymers, fibers, and resins to optimize the performance of our customers’ products across multiple stages of the value chain.

The Engineered Papers business ("EP business"), sold in November 2023 (the "EP Divestiture"), is presented as a discontinued operation where applicable. The unaudited condensed consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis.

Reportable Segments - the Company has two reportable segments: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS") focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions.

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

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Reclassifications

Selling expense and General expense prior year amounts in the Condensed Consolidated Statements of Income (Loss) have been reclassified to Selling and general expense and Intangible asset amortization expense to conform to the current year presentation for comparative purposes.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compensation, derivatives, receivables valuation, pension, postretirement and other benefits, taxes and contingencies.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendment enhances reportable segment disclosure requirements, primarily regarding significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. The amendments in this ASU became effective on a retrospective basis for annual periods beginning January 1, 2024, and interim periods within those annual periods beginning January 1, 2025. The adoption of this standard is reflected in Note 14. Segment Information.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendment enhances income tax disclosure requirements, particularly regarding the effective tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but this standard will require certain additional disclosures.

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

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Three Months Ended March 31,
	2025			2024
	FAM	SAS	Total	FAM	SAS	Total
United States	$102.6	$172.6	$275.2	$108.9	$159.4	$268.3
Europe	46.5	79.3	125.8	54.0	87.1	141.1
Asia-Pacific	27.4	20.1	47.5	32.1	20.9	53.0
Americas (excluding U.S.)	6.5	17.3	23.8	5.2	22.3	27.5
Other foreign countries	4.6	7.9	12.5	2.5	7.8	10.3
Net sales	$187.6	$297.2	$484.8	$202.7	$297.5	$500.2

Net sales as a percentage by product category for the business were as follows:

	Three Months Ended March 31,
	2025	2024
Filtration & netting	25%	26%
Advanced films	14%	15%
Tapes, labels & liners	29%	30%
Paper & packaging	16%	16%
Healthcare & other	16%	13%
Net sales	100%	100%

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Transfer of Receivables

On December 23, 2022, and further amended on October 20, 2023, the Company entered into an accounts receivables sales agreement (the "Receivables Sales Agreement") to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The maximum funding commitment of the Receivables Sales Agreement is $175.0 million. The agreement has an initial term of three years and can be renewed.

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

The amount of receivables pledged as collateral as of March 31, 2025 and December 31, 2024 was $28.0 million and $28.7 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Trade accounts receivable sold to financial institutions	$238.0	$234.2
Cash proceeds from financial institutions	237.8	234.1

Note 3. Other Comprehensive Loss

Comprehensive loss includes Net loss, as well as items charged directly to stockholders' equity, which are excluded from Net loss. The Company has presented Comprehensive loss in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive income, net of tax are presented in Other income (expense), net or Interest expense in the unaudited Condensed Consolidated Statements of Income (Loss). Refer to Note 10. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net pension and OPEB costs, which are discussed in Note 12. Postretirement and Other Benefits.

Components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	March 31, 2025	December 31, 2024
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.9 million and $4.7 million at March 31, 2025 and December 31, 2024, respectively	$(20.5)	$(20.7)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $10.2 million and $10.2 million at March 31, 2025 and December 31, 2024, respectively	13.0	19.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $14.8 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively	18.7	13.9
Accumulated other comprehensive income, net of tax	$11.2	$13.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2025			2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$—	$0.2	$0.2	$0.4	$—	$0.4
Derivative instrument adjustments	(6.9)	—	(6.9)	3.9	(1.6)	2.3
Unrealized foreign currency translation adjustments	4.6	0.2	4.8	(9.0)	(0.2)	(9.2)
Total	$(2.3)	$0.4	$(1.9)	$(4.7)	$(1.8)	$(6.5)

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

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator (basic and diluted):
Net loss	$(425.5)	$(28.0)
Less: Dividends to participating securities	(0.2)	—
Net loss attributable to Common Stockholders	$(425.7)	$(28.0)

Denominator:
Average number of common shares outstanding	54,447.2	54,267.9
Effect of dilutive stock-based compensation(1)	—	—
Average number of common and potential common shares outstanding	54,447.2	54,267.9
(1) Diluted loss per share excludes an immaterial amount of weighted average potential common shares for the three months ended March 31, 2025 and 2024 as their inclusion would be anti-dilutive.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or unplanned machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three months ended March 31, 2025 and 2024.

The following table summarizes inventories by major class (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$130.7	$125.8
Work in process	55.6	53.5
Finished goods	145.9	160.7
Supplies and other	13.8	15.1
Total inventories	$346.0	$355.1

Note 6. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2024	$411.9	$53.7	$465.6
Goodwill impairment	$(411.9)	$—	$(411.9)
Foreign currency translation	—	1.1	1.1
Balance at March 31, 2025	$—	$54.8	$54.8

Accumulated impairment loss for the FAM segment was $411.9 million as of March 31, 2025. Accumulated impairment loss for the SAS segment was $401.0 million as of March 31, 2025.
During the first quarter of 2025, primarily in response to a sustained decline in the Company's share price, an interim quantitative goodwill impairment test was performed.

The fair value of a reporting unit is determined based on an income approach, utilizing estimated future cash flows discounted at a rate commensurate with the risk involved. This approach considers significant assumptions including projections of future performance, specifically our ability to sustain and grow market share at forecasted margins. It also includes significant assumptions around the rate a market participant would use to discount those cash flows. Changes in these assumptions could have a significant impact on the assessment of fair value. The fair value of each reporting unit was ultimately estimated using the income approach; however, management also evaluated fair value under the market approach to ensure the reasonableness of the estimated fair values.

While significant estimates and assumptions related to forecasted future cash flows used in the March 1, 2025, interim impairment test were generally aligned with those used in the annual impairment test performed as of October 1, 2024, the discount rate for the FAM reporting unit which is aligned with the operating and reportable segment, was increased to 14%, to reflect a market participant view of additional risk associated with achieving forecasted cash flows in the growing end markets with which FAM is aligned. The interim impairment test resulted in a full impairment of all goodwill attributable to the FAM reporting unit.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the SAS reporting unit, also aligned with the operating and reportable segment, was estimated to exceed its carrying value by approximately 6% as of March 1, 2025. Forecasted cash flows for SAS are primarily aligned with both growing and mature end markets, therefore it is subject to less risk than FAM. The interim impairment test for SAS utilized a discount and long-term growth rates of 10.5% and 2%, respectively.

The Company’s ability to achieve forecasted cash flows in SAS may be negatively impacted by factors including, but not limited to, deterioration of general economic conditions, seasonal or cyclical market and industry fluctuations, adverse changes in our end-market sectors, and the imposition of tariffs and other trade barriers.

Note 7. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of March 31, 2025 consisted of the following (in millions):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$735.8	$269.2	$466.6
Acquired and developed technology	91.2	50.9	40.3
Trade names	48.0	10.4	37.6
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.0	0.9
Total	$879.8	$334.4	$545.4

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2024 consisted of the following (in millions):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$726.6	$254.3	$472.3
Acquired and developed technology	90.3	47.9	42.4
Trade names	47.2	9.4	37.8
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.0	0.9
Total	$868.9	$315.5	$553.4

Amortization expense of intangible assets was $15.4 million and $15.8 million for the three months ended March 31, 2025 and 2024. Intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Restructuring and Other Impairment Activities

In January 2024, we announced an organizational realignment initiative (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and other impairment expenses related to the Plan were comprised primarily of severance charges. Activities associated with the first wave of the Plan were completed during 2024. Charges were $12.7 million for the three months ended March 31, 2024, of which $2.4 million, $7.3 million and $3.0 million incurred within FAM, SAS and Unallocated, respectively.

Restructuring and other impairment expenses in the FAM segment, excluding costs associated with the Plan, were primarily attributable to a facility closure announced in prior years. Through March 31, 2025, the FAM Segment has recognized accumulated restructuring and other impairment charges of $10.7 million related to the facility closure. During the remainder of 2025, the Company expects to record additional restructuring costs in the FAM segment, not expected to exceed $1.5 million related to the closure of this facility.

Restructuring and other impairment expenses in the SAS segment were immaterial.

Assets held for sale of $5.0 million and $10.3 million were included in Other current assets as of March 31, 2025 and 2024, respectively.

The following table summarizes total restructuring and other impairment expense (in millions):

	Three Months Ended March 31,
	2025	2024
Filtration and Advanced Materials
Severance and termination benefits	$0.3	$2.8
Other exit costs	0.4	0.4
FAM restructuring expense	0.7	3.2
Sustainable and Adhesive Solutions
Severance and termination benefits	0.2	8.0
Other exit costs	0.1	0.2
SAS restructuring expense	0.3	8.2
Unallocated
Severance and termination benefits	—	2.8
Other exit costs	—	0.2
Unallocated restructuring expense	—	3.0
Total restructuring expense	$1.0	$14.4

Filtration and Advanced Materials
Other impairment expense	5.3	—
Sustainable and Adhesive Solutions
Other impairment expense	—	—
Total restructuring and other impairment expense	$6.3	$14.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes changes in restructuring liabilities (in millions):

	2025	2024
Balance at beginning of the period	$2.2	$3.8
Charges for restructuring programs	1.0	4.3
Cash payments and other	(0.7)	(2.2)
Balance at March 31, 2025	$2.5	$5.9

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Note 9. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	March 31, 2025	December 31, 2024
Revolving facility - U.S. dollar borrowings	$269.1	$237.0
Term loan A facility	83.3	83.3
Term loan B facility	116.5	116.5
Delayed draw term loan	270.1	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
German loan agreement	5.4	5.9
Debt issuance costs	(21.6)	(23.5)
Total debt	1,122.8	1,089.3
Less: Current debt	(2.7)	(2.6)
Total long-term debt	$1,120.1	$1,086.7

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

On February 10, 2021, the Company amended its Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the "Term Loan B Facility") and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. ~~T~~he amended Credit Agreement was further amended effective February 22, 2022 to adjust the step-down schedule for the maximum net debt to EBITDA ratio.

On May 6, 2022, the Company further amended its Credit Agreement in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, to $600.0 million. Additionally, the Company added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility"), which the Company borrowed on July 5, 2022, in connection with the Neenah merger. The Delayed Draw Term Loan Facility matures on May 6, 2027.

Borrowings under the amended Term Loan A Facility ("Term Loan A Credit Facility") will bear interest, at a rate equal to either (1) a forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR"), plus the applicable margin or (2) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company was in compliance with all of its covenants under the amended Credit Agreement at March 31, 2025.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2025.

As of March 31, 2025, the average interest rate was 7.00% on outstanding Revolving Facility borrowings, 7.17% on outstanding Term Loan A Credit Facility borrowings, 8.19% on outstanding Term Loan B Facility borrowings, and 6.92% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the Notes was 8.000%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 7.44% and 5.94% for the three months ended March 31, 2025 and 2024, respectively.

Principal Repayments
The following is the expected maturities for the Company's debt obligations, net of fair value adjustments associated with interest rate swaps, as of March 31, 2025 (in millions):

2025	$2.0
2026	2.7
2027	623.2
2028	116.5
2029	400.0
Thereafter	—
Total	$1,144.4

Fair Value of Debt

At March 31, 2025 and December 31, 2024, the fair market value of the 2029 Notes was $345.0 million and $383.5 million, respectively. The fair market value for the Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2025 and December 31, 2024 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Consolidated Statement of Cash Flows. As of March 31, 2025 and December 31, 2024 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of March 31, 2025 and December 31, 2024 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $589.2 million and $589.2 million, respectively.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2025 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$3.8	Accounts payable	$1.6
Foreign exchange contracts	Other assets	—	Other liabilities	14.9
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	5.5	Other liabilities	—
Total derivatives designated as hedges		$9.3		$16.5

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.2	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		$0.2		$—
Total derivatives		$9.5		$16.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2024 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$6.5	Accrued expenses and other current liabilities	$—
Foreign exchange contracts	Other assets	4.4	Other liabilities	2.9
Interest rate contracts	Other assets	10.1	Other liabilities	—
Total derivatives designated as hedges		$21.0		$2.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.8	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		$0.8		$—
Total derivatives		$21.8		$2.9

Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive loss are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2025	2024
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$(3.0)	$10.2
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	(17.7)	8.7
Total gain (loss)	$(20.7)	$18.9

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three months ended March 31, 2025 or 2024, other than those related to derivatives designated as a net investment hedge, noted below.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (Losses) Recognized
		Three Months Ended March 31,
		2025	2024
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive loss to income	Interest expense	$3.9	$6.3
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	2.0	2.0
Effect of fair value hedges
Hedged item	Interest expense	—	1.1
Derivative designated as hedges	Interest expense	—	(1.1)
Effect of non-designated hedges
Foreign exchange contracts	Other income	0.1	1.7
Total gain		$6.0	$10.0

Deferred gains of $8.2 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

Note 11. Commitments and Contingencies

Other Commitments

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of March 31, 2025, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of March 31, 2025, approximately 26% of the Company's U.S. workforce and 36% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 19% of all U.S. employees and 18% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

Note 12. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to post-retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of March 31, 2025, retained contributions associated with our UK Pension scheme with the use restricted to obligations related to the scheme are included in the Restricted cash of $9.8 million.

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.3	$0.4	$0.3	$0.3	$—	$—	$0.3	$0.3
Interest cost	4.4	4.2	1.9	2.2	0.3	0.3	—	—
Expected return on plan assets	(4.9)	(5.6)	(1.3)	(1.5)	—	—	—	—
Amortizations and other	—	—	—	—	—	—	—	—
Net pension cost (benefit)	$(0.2)	$(1.0)	$0.9	$1.0	$0.3	$0.3	$0.3	$0.3

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Loss.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's cost under the qualified defined contribution retirement plans was $3.8 million and $3.5 million, respectively, for the three months ended March 31, 2025 and 2024.

Note 13. Income Taxes

The Company's effective tax rate from continuing operations was 5.5% and 7.9% for the three months ended March 31, 2025 and 2024, respectively. The net change was primarily due to mix of earnings, impact from a $48.2 million increase to our valuation allowance, and goodwill impairment not deductible for tax purposes in the current period. The Company has historically calculated the provision or benefit for income taxes during interim reporting periods, by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three-month period ended March 31, 2025. Accordingly, Mativ used a discrete effective tax rate method to calculate taxes for the three-month period ended March 31, 2025.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three months ended March 31, 2025. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three months ended March 31, 2025 or 2024.

Many jurisdictions in which the Company operates have implemented Pillar Two legislation, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the first quarter of 2025. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

Note 14. Segment Information

The Company has two reportable segments: Filtration & Advanced Materials ("FAM") and Sustainable & Adhesive Solutions ("SAS").

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

building and construction, DIY, product packaging, consumer & commercial papers, personal care, advanced wound care, medical device fixation and medical packaging.

The accounting policies of the reportable segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. The CODM considers operating profit when making resource allocation decisions for each segment.

Segment Results

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales, costs of products sold, nonmanufacturing expense, restructuring and impairment expense, and operating profit (loss) by segments were (in millions):

	Three Months Ended March 31,
	2025	2024
Net Sales
FAM	$187.6	$202.7
SAS	297.2	297.5
Consolidated	$484.8	$500.2

Cost of products sold
FAM	$155.5	$160.2
SAS	256.7	256.0
Consolidated	$412.2	$416.2

Total nonmanufacturing expense
FAM	$24.2	$24.7
SAS	27.2	29.1
Total segments	51.4	53.8
Unallocated	33.6	29.6
Consolidated	$85.0	$83.4

Restructuring and impairment
FAM	$417.9	$3.2
SAS	0.3	8.2
Total segments	418.2	11.4
Unallocated	—	3.0
Consolidated	$418.2	$14.4

Operating profit (loss)
FAM	$(410.0)	$14.6
SAS	13.0	4.2
Total segments	(397.0)	18.8
Unallocated	(33.6)	(32.6)
Consolidated	$(430.6)	$(13.8)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2024. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects.

This MD&A discusses the financial condition and results of operations of the Company as of and for the three months ended March 31, 2025.

Recent Developments

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign governments. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may impact the macroeconomic conditions in the markets in which we operate. Although we are continuing to monitor the impact of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Liquidity & Debt Overview

As of March 31, 2025, the Company had $1,122.8 million of total debt, $84.0 million of Cash and cash equivalents, $9.8 million of Restricted cash, and $323.2 million of undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility"). Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.7x at the end of the first quarter, versus a current maximum covenant ratio of 5.50x.

As of March 31, 2025, the Company’s nearest debt maturity was our Revolving Credit Facility, Term Loan A Facility, and Delayed Draw Term Loan Facility, due on May 6, 2027. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended March 31,		Percent of Net Sales
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$484.8	$500.2	100.0%	100.0%
Gross profit	72.6	84.0	15.0%	16.8%
Restructuring & other impairment expense	6.3	14.4	1.3%	2.9%
Operating loss	(430.6)	(13.8)	(88.8)%	(2.8)%
Interest expense	17.8	18.3	3.7%	3.7%
Net loss	$(425.5)	$(28.0)	(87.8)%	(5.6)%

Diluted loss per share	$(7.82)	$(0.52)
Cash used in operations	$(15.9)	$(13.0)
Capital spending	$13.9	$12.1

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025 and 2024

Net Sales

The following table presents net sales by segment (in millions):

	Three Months Ended March 31,
	2025	2024	Change	Percent Change
Filtration & Advanced Materials	$187.6	$202.7	$(15.1)	(7.4)%
Sustainable & Adhesive Solutions	297.2	297.5	(0.3)	(0.1)%
Total	$484.8	$500.2	$(15.4)	(3.1)%

Consolidated net sales of $484.8 million during the three months ended March 31, 2025 decreased $15.4 million, or 3.1%, compared to the prior year period.

FAM segment net sales of $187.6 million during the three months ended March 31, 2025 decreased $15.1 million, or 7.4%, compared to the prior year period primarily due to lower volume/mix (an approximately 5% decrease), lower selling prices (an approximately 1% decrease) and unfavorable currency translation (an approximately 1% decrease).

SAS segment net sales of $297.2 million during the three months ended March 31, 2025 decreased $0.3 million, or 0.1%, compared to the prior year period, reflecting sales associated with closed facilities in the prior year (an approximately 5% decrease) and unfavorable currency translation (an approximately 1% decrease), mostly offset by higher volume/mix (an approximately 5% increase) and higher selling prices (an approximately 1% increase).

Gross Profit

The following table presents gross profit (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Net sales	$484.8	$500.2	$(15.4)	(3.1)%	100.0%	100.0%
Cost of products sold	412.2	416.2	(4.0)	(1.0)%	85.0%	83.2%
Gross profit	$72.6	$84.0	$(11.4)	(13.6)%	15.0%	16.8%

Gross profit of $72.6 million during the three months ended March 31, 2025 decreased $11.4 million, or 13.6%, compared to the prior year period. The change in gross profit reflected higher manufacturing and distribution costs, unfavorable relative net selling price versus input cost performance, and lower volume/mix in our FAM segment. The Company monitors and continues to adjust staffing levels of manufacturing labor relative to volumes.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Selling and general expense	$63.3	$61.6	$1.7	2.8%	13.1%	12.3%
Research and development expense	6.3	6.0	0.3	5.0%	1.3%	1.2%
Intangible asset amortization expense	15.4	15.8	(0.4)	(2.5)%	3.2%	3.2%
Nonmanufacturing expenses	$85.0	$83.4	$1.6	1.9%	17.5%	16.7%

Nonmanufacturing expenses of $85.0 million during the three months ended March 31, 2025 increased $1.6 million, or 1.9%, compared to the prior year period primarily driven by costs incurred under the Plan, which included $5.9 million related to our previously disclosed CEO transition.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Three Months Ended March 31,			Percent of Net Sales
	2025	2024	Change	2025	2024
Filtration & Advanced Materials	$6.0	$3.2	$2.8	3.2%	1.6%
Sustainable & Adhesive Solutions	0.3	8.2	(7.9)	0.1%	2.8%
Unallocated expenses	—	3.0	(3.0)
Total	$6.3	$14.4	$(8.1)	1.3%	2.9%

The Company incurred total restructuring and other impairment expense of $6.3 million in the three months ended March 31, 2025 compared with $14.4 million in the prior year period.

Restructuring and other impairment expenses in both the FAM and SAS segments were primarily due to facility closures announced in prior years.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

	Three Months Ended March 31,			Percent Change	Return on Net Sales
	2025	2024	Change		2025	2024
Filtration & Advanced Materials	$(410.0)	$14.6	$(424.6)	N.M.	(218.6)%	7.2%
Sustainable & Adhesive Solutions	13.0	4.2	8.8	N.M.	4.4%	1.4%
Unallocated expenses	(33.6)	(32.6)	(1.0)	3.1%
Total	$(430.6)	$(13.8)	$(416.8)	N.M.	(88.8)%	(2.8)%

Operating loss was $430.6 million during the three months ended March 31, 2025 compared to operating loss of $13.8 million in the prior year period.

In the FAM segment, operating loss was $410.0 million during the three months ended March 31, 2025 reflecting a $424.6 million decrease, compared to operating profit of $14.6 million in the prior year period primarily due to the $411.9 million goodwill impairment in 2025, see Note 6. Goodwill. Excluding the goodwill impairment, operating profit was $1.9 million, a $12.7 million decrease from the prior year due to lower volume/mix, higher manufacturing and distribution costs, unfavorable net selling price versus input cost performance, partially offset by lower selling and general expenses.

In the SAS segment, operating profit was $13.0 million during the three months ended March 31, 2025 reflecting a $8.8 million increase, compared to the prior year period, driven by higher volume across all product categories excluding the impact from closed facilities, and lower selling and general expenses partially offset by unfavorable net selling price versus input cost performance, higher manufacturing and distribution costs.

Unallocated expenses of $33.6 million during the three months ended March 31, 2025 increased $1.0 million compared to the prior year period primarily due to costs incurred under the Plan, which included $5.9 million related to our previously disclosed CEO transition.

Interest Expense

Interest expense of $17.8 million during the three months ended March 31, 2025 decreased $0.5 million, or 2.7%, compared to the prior year period. Interest expense decreased primarily due to lower average interest rates and lower average balances on the floating portion of our outstanding debt in 2025.

Other Income (Expense), Net

Other expense, net was $1.8 million during the three months ended March 31, 2025, compared to Other income, net of $1.7 million in the prior year period, primarily driven by foreign currency losses.

Income Taxes

A $24.7 million income tax benefit in the three months ended March 31, 2025 resulted in an effective tax rate of 5.5% compared with 7.9% in the prior year period. The net change was primarily due to mix of earnings, impact from a $48.2 million increase to our valuation allowance, and goodwill impairment not deductible for tax purposes, in the current period.

Net Loss and Net Loss per Share

Net loss during the three months ended March 31, 2025 was $425.5 million, or $(7.82) per diluted share, compared to net loss of $28.0 million, or $(0.52) per diluted share, during the prior year period.

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

Cash Requirements

As of March 31, 2025, $61.6 million of the Company's $84.0 million of Cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $9.8 million represents primarily retained contributions associated with our UK Pension scheme, the use of which is restricted to obligations related to the scheme. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Working Capital

As of March 31, 2025, the Company had net operating working capital of $391.0 million, including Cash and cash equivalents of $84.0 million, compared to net operating working capital of $386.2 million, including Cash and cash equivalents of $94.3 million as of December 31, 2024. The increase was attributable primarily to an increase in accounts receivable and a decrease in accrued expenses and other current liabilities, partially offset by a decrease in inventories and an increase in accounts payable.

Cash Used In Operating Activities

Net cash used in operating activities was $15.9 million during the three months ended March 31, 2025 compared to net cash used of $13.0 million during the prior year period. The decrease was attributable to unfavorable year-over-year movements in working capital related cash flows, offset by lower net loss net of Adjustments to reconcile Net loss to Net cash used in operations.

During the three months ended March 31, 2025, net changes in operating working capital resulted in cash outflows of $22.1 million, compared to $12.7 million of outflows during the prior year period. The $9.4 million change was due to a decrease in net changes of accounts payable and other current liabilities, partially offset by a decrease in net changes of accounts receivable.

Cash Used In Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 was $10.6 million, compared to cash outflows of $9.1 million during the prior year period, primarily attributable to changes in capital spending partially offset by proceeds from settlement of swap contracts. Capital spending was $13.9 million compared to $12.1 million in the prior year period.

Cash Provided By Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 was $24.5 million, compared to cash provided of $45.8 million during the prior year period. During the three months ended March 31, 2025, financing activities primarily consisted of $54.0 million of borrowings under the Revolving Facility, $5.5 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $22.7 million.

During the prior year period, financing activities primarily consisted of $69.0 million of proceeds from borrowings under the Revolving Facility, $16.7 million of payments on our long-term debt, and $5.4 million of dividends paid to the Company's stockholders.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividends and Share Repurchases

On May 7, 2025, we announced a cash dividend of $0.10 per share payable on June 27, 2025 to stockholders of record as of May 23, 2025. The covenants contained in the Indenture governing the Notes and Amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 9. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Proceeds from long-term debt	$54.0	$69.0
Payments on long-term debt	(22.7)	(16.7)
Net proceeds from borrowings	$31.3	$52.3

Net proceeds from borrowings were $31.3 million during the three months ended March 31, 2025, compared to net proceeds from borrowings of $52.3 million during the prior year period.

Unused borrowing capacity under the Amended Credit Agreement was $323.2 million as of March 31, 2025.

The Company was in compliance with all of its covenants under the Indenture and Amended Credit Agreement at March 31, 2025. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Amended Credit Agreement.

Our total debt to capital ratios at March 31, 2025 and December 31, 2024 were 72.4% and 55.9%, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes to the critical accounting policies and estimates described in our Form 10-K for the 2024 fiscal year ended December 31, 2024, other than the below item related to goodwill.

During the first quarter of 2025, primarily in response to a sustained decline in the Company's share price, an interim quantitative goodwill impairment test was performed.

While significant estimates and assumptions related to forecasted future cash flows used in the March 1, 2025, interim impairment test were generally aligned with those used in the annual impairment test performed as of October 1, 2024, the discount rate for the FAM reporting unit was increased to 14%, to reflect a market participant view of additional risk associated with achieving forecasted cash flows in the growing end markets with which FAM is aligned. The interim impairment test resulted in a full (non-cash) impairment of all goodwill attributable to the FAM reporting unit of $411.9 million.

The fair value of the SAS reporting unit, was estimated to exceed its carrying value by approximately 6% as of March 1, 2025. Forecasted cash flows for SAS are primarily aligned with both growing and mature end markets, therefore it is subject to less risk than FAM. The interim impairment test for SAS utilized a discount and long-term growth rates of 10.5% and 2%, respectively. Considering the Company's share price as of March 31, 2025, a 100bps increase in the SAS discount rate would result in an implied enterprise control premium of nil and an impairment of approximately $15.0 million.

The Company’s ability to achieve forecasted cash flows in SAS may be negatively impacted by factors including, but not limited to, deterioration of general economic conditions, seasonal or cyclical market and industry fluctuations, adverse changes in our end-market sectors, and the imposition of tariffs and other trade barriers. Unfavorable changes in these factors, along with further sustained declines in our share price, could impact the fair value of SAS, leading to possible future impairment charges. No additional indicators of impairment, other than the sustained decline in share price, were identified for SAS as a result of the interim impairment test.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

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

These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, and otherwise in our reports and filings with the Securities and Exchange Commission ("SEC"), as well as the following factors:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2025 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization, the Company repurchased 539,386 shares for $8.0 million cumulatively as of May 5, 2025.

The Company did not repurchase shares during the three-month period ended March 31, 2025, and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2025 is $22.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 11, 2025).
10.1+	Offer Letter, dated March 11, 2025, between the Company and Shruti Singhal (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2025).
10.2+
Separation Agreement and General Waiver and Release, dated March 11, 2025, between the Company and Julie Schertell (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 11, 2025).

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
+ Indicates management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mativ Holdings, Inc.
(Registrant)

By:	/s/ Shruti Singhal
Shruti Singhal President and Chief Executive Officer (duly authorized officer and principal executive officer)

May 8, 2025

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

May 8, 2025