Form 10-Q
period 2025-06-30
Mativ Holdings, Inc.
filed 2025-08-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	June 30, 2025
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,672,519 shares of common stock outstanding as of August 4, 2025.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$525.4	$523.8	$1,010.2	$1,024.0
Cost of products sold	421.7	414.9	833.9	831.1
Gross profit	103.7	108.9	176.3	192.9

Selling and general expense	57.2	65.1	120.5	126.7
Research and development expense	6.7	5.8	13.0	11.8
Intangible asset amortization expense	15.9	15.7	31.3	31.5
Total nonmanufacturing expenses	79.8	86.6	164.8	170.0

Goodwill impairment expense	—	—	411.9	—
Restructuring and other impairment expense	3.8	11.8	10.1	26.2
Operating profit (loss)	20.1	10.5	(410.5)	(3.3)
Interest expense	18.6	18.4	36.4	36.7
Other income (expense), net	1.5	(1.1)	(0.3)	0.6
Income (loss) before income taxes	3.0	(9.0)	(447.2)	(39.4)
Income tax expense (benefit), net	12.5	(7.6)	(12.2)	(10.0)
Net loss	$(9.5)	$(1.4)	$(435.0)	$(29.4)

Net loss per share:
Basic	$(0.18)	$(0.03)	$(7.98)	$(0.54)
Diluted	$(0.18)	$(0.03)	$(7.98)	$(0.54)

Weighted average shares outstanding:
Basic	54,624,900	54,321,800	54,536,500	54,294,800
Diluted	54,624,900	54,321,800	54,536,500	54,294,800
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9.5)	$(1.4)	$(435.0)	$(29.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6.3	(1.6)	11.1	(10.8)
Unrealized loss on derivative instruments	(4.9)	(2.6)	(11.8)	(0.3)
Net gain (loss) from postretirement benefit plans	(0.1)	(0.1)	0.1	0.3
Other comprehensive income (loss)	1.3	(4.3)	(0.6)	(10.8)
Comprehensive loss	$(8.2)	$(5.7)	$(435.6)	$(40.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$95.6	$94.3
Restricted cash	10.4	—
Accounts receivable, net	208.9	162.4
Inventories, net	344.5	355.1
Income taxes receivable	16.6	20.6
Other current assets	25.4	25.7
Total current assets	701.4	658.1
Property, plant and equipment, net	631.6	620.3
Finance lease right-of-use assets	16.5	16.2
Operating lease right-of-use assets	52.9	46.4
Deferred income tax benefits	0.2	8.1
Goodwill	57.5	465.6
Intangible assets, net	546.6	553.4
Other assets	70.0	79.8
Total assets	$2,076.7	$2,447.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2.9	$2.6
Finance lease liabilities	1.7	1.6
Operating lease liabilities	9.8	9.5
Accounts payable	172.9	151.7
Income taxes payable	5.5	8.4
Accrued expenses and other current liabilities	102.7	100.7
Total current liabilities	295.5	274.5
Long-term debt	1,087.7	1,086.7
Finance lease liabilities, noncurrent	17.0	16.3
Operating lease liabilities, noncurrent	42.3	36.4
Pension and other postretirement benefits	56.9	54.3
Deferred income tax liabilities	86.0	100.9
Other liabilities	74.7	20.3
Total liabilities	1,660.1	1,589.4
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,648,991 and 54,335,830 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5.5	5.4
Additional paid-in-capital	680.7	675.7
Retained earnings (accumulated deficit)	(282.1)	164.3
Accumulated other comprehensive income, net of tax	12.5	13.1
Total stockholders’ equity	416.6	858.5
Total liabilities and stockholders’ equity	$2,076.7	$2,447.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, March 31, 2024	54,311,255	$5.4	$667.3	$201.6	$32.6	$906.9
Net loss	—	—	—	(1.4)	—	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Dividends paid ($0.10 per share)	—	—	—	(5.6)	—	(5.6)
Restricted stock issuances, net	9,132	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	2.2	—	—	2.2
Stock issued to directors as compensation	3,798	—	0.2	—	—	0.2
Balance, June 30, 2024	54,324,185	$5.4	$669.7	$194.6	$28.3	$898.0

Balance, March 31, 2025	54,574,597	$5.5	$678.4	$(266.9)	$11.2	$428.2
Net loss	—	—	—	(9.5)	—	(9.5)
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Issuances of common stock under stock-based compensation plan	64,378	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.3	—	—	2.3
Stock issued to directors as compensation	10,016	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	—	(0.2)	—	—	(0.2)
Balance, June 30, 2025	54,648,991	$5.5	$680.7	$(282.1)	$12.5	$416.6
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss, net of tax	—	—	—	—	(10.8)	(10.8)
Dividends paid ($0.20 per share)	—	—	—	(11.0)	—	(11.0)
Restricted stock issuances, net	104,320	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	0.3	—	—	0.3
Stock issued to directors as compensation	8,741	—	0.5	—	—	0.5
Shares withheld for employee taxes	—	—	(0.7)	—	—	(0.7)
Balance, June 30, 2024	54,324,185	$5.4	$669.7	$194.6	$28.3	$898.0

Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(435.0)	—	(435.0)
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	(0.6)
Dividends paid ($0.20 per share)	—	—	—	(11.4)	—	(11.4)
Restricted stock issuances, net	248,244	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	5.9	—	—	5.9
Stock issued to directors as compensation	18,614	—	0.4	—	—	0.4
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.3)	—	—	(1.3)
Balance, June 30, 2025	54,648,991	$5.5	$680.7	$(282.1)	$12.5	$416.6
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating
Net loss	$(435.0)	$(29.4)
Adjustments to reconcile Net loss to Net cash provided by operations:
Depreciation and amortization	71.5	72.7
Amortization of deferred issuance costs	4.1	3.9
Goodwill impairment	411.9	—
Other impairments	5.3	7.2
Deferred income tax	(14.2)	(20.8)
Pension and other postretirement benefits	(1.1)	(2.9)
Stock-based compensation	6.2	6.0
Loss on sale of assets	0.2	—
(Gain) loss on foreign currency transactions	5.8	(0.3)
Other non-cash items	0.4	1.2
Other operating	(2.3)	(0.9)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(40.9)	(41.5)
Inventories	17.3	0.2
Prepaid expenses	(3.8)	(3.3)
Accounts payable and other current liabilities	15.8	39.8
Accrued income taxes	0.5	1.2
Net changes in operating working capital	(11.1)	(3.6)
Net cash provided by operations	41.7	33.1
Investing
Capital spending	(22.6)	(20.8)
Proceeds from sale of assets	1.7	2.0
Cash received from (paid on) settlement of cross-currency swap contracts	3.4	(1.7)
Other investing	(0.1)	0.5
Net cash used in investing of:
Continuing operations	(17.6)	(20.0)
Discontinued operations	—	(12.0)
Net cash used in investing	(17.6)	(32.0)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Financing
Cash dividends paid	(11.4)	(10.8)
Proceeds from long-term debt	64.0	94.0
Payments on long-term debt	(67.4)	(65.3)
Payments on financing lease obligations	(1.4)	(0.7)
Shares withheld for employee taxes	(1.3)	(0.8)
Net cash provided by (used in) financing	(17.5)	16.4
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	5.1	(4.3)
Increase in Cash and cash equivalents and Restricted cash	11.7	13.2
Cash and cash equivalents and Restricted cash at beginning of period	94.3	120.2
Cash and cash equivalents and Restricted cash at end of period	$106.0	$133.4

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$42.4	$45.6
Cash paid for taxes, net	$2.8	$8.7
Capital spending in Accounts payable and Accrued expenses and other current liabilities	$2.6	$6.1
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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Reclassifications

Selling expense and General expense prior year amounts in the Condensed Consolidated Statements of Income (Loss) have been reclassified to Selling and general expense and Intangible asset amortization expense to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include, but are not limited to, inventory valuation, goodwill valuation, useful lives of tangible and intangible assets, equity-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, taxes and contingencies.

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

Net sales are attributed to the following geographic locations of the Company’s direct customers during the three months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,
	2025			2024
	FAM	SAS	Total	FAM	SAS	Total
United States	$110.4	$184.3	$294.7	$116.2	$177.8	$294.0
Europe	49.7	89.7	139.4	50.6	89.0	139.6
Asia-Pacific	31.3	17.5	48.8	31.1	21.8	52.9
Americas (excluding U.S.)	7.1	19.8	26.9	5.9	19.8	25.7
Other foreign countries	5.9	9.7	15.6	2.6	9.0	11.6
Net sales	$204.4	$321.0	$525.4	$206.4	$317.4	$523.8

Net sales are attributed to the following geographic locations of the Company’s direct customers during the six months ended 2025 and 2024 were as follows (in millions):

	Six Months Ended June 30,
	2025			2024
	FAM	SAS	Total	FAM	SAS	Total
United States	$213.0	$356.9	$569.9	$225.1	$337.2	$562.3
Europe	96.2	169.0	265.2	104.6	176.1	280.7
Asia-Pacific	58.7	37.6	96.3	63.2	42.7	105.9
Americas (excluding U.S.)	13.6	37.1	50.7	11.1	42.1	53.2
Other foreign countries	10.5	17.6	28.1	5.1	16.8	21.9
Net sales	$392.0	$618.2	$1,010.2	$409.1	$614.9	$1,024.0

Net sales as a percentage by product category for the business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Filtration & netting	25%	25%	26%	25%
Advanced films	13%	14%	13%	15%
Tapes, labels & liners	30%	31%	30%	30%
Paper & packaging	17%	16%	16%	16%
Healthcare & other	15%	14%	15%	14%
Net sales	100%	100%	100%	100%

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The amount of receivables pledged as collateral as of June 30, 2025 and December 31, 2024 was $30.1 million and $28.7 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

	Six Months Ended June 30,
	2025	2024
Trade accounts receivable sold to financial institutions	$514.3	$517.0
Cash proceeds from financial institutions	513.9	516.6

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

Components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	June 30, 2025	December 31, 2024
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.8 million and $4.7 million at June 30, 2025 and December 31, 2024, respectively	$(20.6)	$(20.7)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $10.2 million and $10.2 million at June 30, 2025 and December 31, 2024, respectively	8.1	19.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.2 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively	25.0	13.9
Accumulated other comprehensive income, net of tax	$12.5	$13.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2025			2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$—	$(0.1)	$(0.1)	$—	$(0.1)	$(0.1)
Derivative instrument adjustments	(4.9)	—	(4.9)	(2.6)	—	(2.6)
Unrealized foreign currency translation adjustments	5.9	0.4	6.3	(2.2)	0.6	(1.6)
Total	$1.0	$0.3	$1.3	$(4.8)	$0.5	$(4.3)

	Six Months Ended June 30,
	2025			2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$—	$0.1	$0.1	$0.4	$(0.1)	$0.3
Derivative instrument adjustments	(11.8)	—	(11.8)	1.3	(1.6)	(0.3)
Unrealized foreign currency translation adjustments	10.5	0.6	11.1	(11.2)	0.4	(10.8)
Total	$(1.3)	$0.7	$(0.6)	$(9.5)	$(1.3)	$(10.8)

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (basic and diluted):
Net loss	$(9.5)	$(1.4)	$(435.0)	$(29.4)
Less: Dividends to participating securities	(0.1)	(0.1)	(0.3)	(0.1)
Net loss attributable to Common Stockholders	$(9.6)	$(1.5)	$(435.3)	$(29.5)

Denominator:
Average number of common shares outstanding	54,624.9	54,321.8	54,536.5	54,294.8
Effect of dilutive stock-based compensation(1)	—	—	—	—
Average number of common and potential common shares outstanding	54,624.9	54,321.8	54,536.5	54,294.8
(1)Diluted loss per share excludes an immaterial amount of weighted average potential common shares for the three and six months ended June 30, 2025 and 2024 as their inclusion would be anti-dilutive.

Note 5. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or unplanned machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three and six months ended June 30, 2025 and 2024.

The following table summarizes inventories by major class (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$131.4	$125.8
Work in process	55.6	53.5
Finished goods	144.6	160.7
Supplies and other	12.9	15.1
Total inventories	$344.5	$355.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2024	$411.9	$53.7	$465.6
Goodwill impairment	(411.9)	—	(411.9)
Foreign currency translation	—	3.8	3.8
Balance at June 30, 2025	$—	$57.5	$57.5

Accumulated impairment loss for the FAM segment was $411.9 million as of June 30, 2025. Accumulated impairment loss for the SAS segment was $401.0 million as of June 30, 2025.
During the first quarter of 2025, primarily in response to a sustained decline in the Company's share price, an interim quantitative goodwill impairment test was performed.

The fair value of a reporting unit is determined based on an income approach, utilizing estimated future cash flows discounted at a rate commensurate with the risk involved. This approach considers significant assumptions including projections of future performance, specifically our ability to sustain and grow market share at forecasted margins. It also includes significant assumptions regarding the rate a market participant would use to discount those cash flows. Changes in these assumptions could have a significant impact on the assessment of fair value. The fair value of each reporting unit was estimated using the income approach; however, management also evaluated the fair value under the market approach to ensure the reasonableness of the estimated fair values.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of June 30, 2025 consisted of the following (in millions):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$757.4	$288.3	$469.1
Acquired and developed technology	93.3	54.5	38.8
Trade names	49.4	11.5	37.9
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.1	0.8
Total	$904.9	$358.3	$546.6

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2024 consisted of the following (in millions):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$726.6	$254.3	$472.3
Acquired and developed technology	90.3	47.9	42.4
Trade names	47.2	9.4	37.8
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.0	0.9
Total	$868.9	$315.5	$553.4

Amortization expense of intangible assets was $15.9 million and $15.7 million for the three months ended June 30, 2025 and 2024, respectively, and $31.3 million and $31.5 million for the six months ended June 30, 2025 and 2024, respectively. Intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Restructuring and Other Impairment Activities

In January 2024, we announced an organizational realignment initiative (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and other impairment expenses related to the Plan were comprised primarily of severance charges. Activities associated with a first wave of the Plan were completed during 2024, with additional initiatives expected through 2026. Restructuring activities associated with the current initiative are expected to be completed during 2025 with additional costs comprised primarily of severance and not expected to exceed $2.0 million.

Assets held for sale of $5.0 million and $10.3 million were included in Other current assets as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes total restructuring and other impairment expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Filtration and Advanced Materials(1)
Severance and termination benefits	$1.8	$0.7	$2.1	$3.5
Other exit costs	0.4	0.5	0.8	1.0
FAM restructuring expense	2.2	1.2	2.9	4.5
Sustainable and Adhesive Solutions(2)
Severance and termination benefits	0.2	2.1	0.4	10.1
Other exit costs	—	0.9	0.1	1.0
SAS restructuring expense	0.2	3.0	0.5	11.1
Unallocated
Severance and termination benefits	1.4	0.3	1.4	3.1
Other exit costs	—	0.1	—	0.3
Unallocated restructuring expense	1.4	0.4	1.4	3.4
Total restructuring expense	3.8	4.6	4.8	19.0

Filtration and Advanced Materials
Other impairment expense	—	—	5.3	—
Sustainable and Adhesive Solutions
Other impairment expense	—	7.2	—	7.2
Total restructuring and other impairment expense	$3.8	$11.8	$10.1	$26.2
(1)Includes costs associated with facility closures announced in prior years of $0.3 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively and $0.7 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. Through June 30, 2025, the Company has recognized accumulated restructuring and impairment charges of $11.0 million related to an ongoing facility closure. During the remainder of 2025, the Company expects to record additional restructuring costs in the FAM segment, not expected to exceed $1.0 million related to the closure of this facility.
(2)Includes costs associated with facility closures announced in prior years of $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively, related to facilities closed in prior years.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes changes in restructuring liabilities (in millions):

	2025	2024
Balance at beginning of the period	$2.2	$3.8
Charges for restructuring programs	4.8	19.0
Cash payments and other	(3.1)	(18.0)
Balance at end of the period	$3.9	$4.8

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Note 9. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	June 30, 2025	December 31, 2024
Revolving facility - U.S. dollar borrowings	$235.0	$237.0
Term loan A facility	83.3	83.3
Term loan B facility	116.5	116.5
Delayed draw term loan	270.1	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
German loan agreement	5.1	5.9
Debt issuance costs	(19.4)	(23.5)
Total debt	1,090.6	1,089.3
Less: Current debt	(2.9)	(2.6)
Total long-term debt	$1,087.7	$1,086.7

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

The Company was in compliance with all of its covenants under the amended Credit Agreement at June 30, 2025.

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

The Company may redeem all or a portion of the 2029 Notes at any time on or after October 1, 2026, at the redemption prices specified in the Indenture, plus any accrued and unpaid interest up to,but not including, the redemption date. If the Company sells certain assets or consummates certain change of control transactions, the Company will be required to make an offer to repurchase the 2029 Notes, subject to certain conditions.

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2025.

As of June 30, 2025, the average interest rate was 7.04% on outstanding Revolving Facility borrowings, 7.18% on outstanding Term Loan A Credit Facility borrowings, 8.19% on outstanding Term Loan B Facility borrowings, and 6.93% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the Notes was 8.000%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 7.42% and 6.10% for the six months ended June 30, 2025 and 2024, respectively.

Principal Repayments
The following is the expected maturities for the Company's debt obligations as of June 30, 2025 (in millions):

2025	$1.5
2026	2.9
2027	589.1
2028	116.5
2029	400.0
Thereafter	—
Total	$1,110.0

Fair Value of Debt

At June 30, 2025 and December 31, 2024, the fair market value of the 2029 Notes was $362.0 million and $383.5 million, respectively. The fair market value for the Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2025 and December 31, 2024 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2025 and December 31, 2024 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of June 30, 2025 and December 31, 2024 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $589.2 million and $589.2 million, respectively.

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2025 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.1	Accounts payable	$—
Foreign exchange contracts	Other assets	—	Other liabilities	59.0
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	2.7	Other liabilities	—
Total derivatives designated as hedges		3.8		59.0

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.3	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		0.3		—
Total derivatives		$4.1		$59.0

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

Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$(1.1)	$3.6	$(4.1)	$13.8
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	(44.1)	3.9	(61.8)	12.6
Total gain (loss)	$(45.2)	$7.5	$(65.9)	$26.4

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and six months ended June 30, 2025 or 2024, other than those related to derivatives designated as a net investment hedge, noted below.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (Losses) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$3.8	$6.2	$7.7	$12.5
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	1.6	1.8	3.6	3.8
Effect of fair value hedges
Hedged item	Interest expense	—	0.9	—	2.0
Derivative designated as hedges	Interest expense	—	(0.9)	—	(2.0)
Effect of non-designated hedges
Foreign exchange contracts	Other income	4.8	1.2	4.9	2.9
Total gain		$10.2	$9.2	$16.2	$19.2

Deferred gains of $7.7 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

Note 11. Commitments and Contingencies

Other Commitments

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of June 30, 2025, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of June 30, 2025, approximately 26% of the Company's U.S. workforce and 36% of its Non-U.S. workforce are under collective bargaining agreements. Approximately 26% of all U.S. employees and 18% of Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

Note 12. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to post-retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of June 30, 2025, retained contributions associated with our UK Pension scheme with the use restricted to obligations related to the scheme are included in the Restricted cash of $10.4 million.

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended June 30, 2025 and 2024 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.3	$0.2	$0.2	$0.3	$0.1	$0.1	$0.3	$0.3
Interest cost	4.3	4.3	2.1	2.2	0.1	0.2	—	0.1
Expected return on plan assets	(4.8)	(5.6)	(1.3)	(1.5)	—	—	—	—
Amortizations and other	—	—	—	—	—	—	—	—
Net pension cost (benefit)	$(0.2)	$(1.1)	$1.0	$1.0	$0.2	$0.3	$0.3	$0.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net pension cost (benefit) during the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.6	$0.6	$0.5	$0.6	$0.1	$0.1	$0.6	$0.6
Interest cost	8.7	8.5	4.0	4.4	0.4	0.5	—	0.1
Expected return on plan assets	(9.7)	(11.2)	(2.6)	(3.0)	—	—	—	—
Amortizations and other	—	—	—	—	—	—	—	—
Net pension cost (benefit)	$(0.4)	$(2.1)	$1.9	$2.0	$0.5	$0.6	$0.6	$0.7

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution retirement plans was $3.6 million and $3.9 million, respectively, for the three months ended June 30, 2025 and 2024 and $7.4 million and $7.4 million, respectively, for the six months ended June 30, 2025 and 2024.

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

The Company's effective tax rate from continuing operations was 416.7% and 84.4% for the three months ended June 30, 2025 and 2024, respectively. The net change was primarily due to mix of earnings and impact from valuation allowance changes in the current period and a one-time tax adjustment in the prior period. The Company's effective tax rate from continuing operations was 2.7% and 25.4% for the six months ended June 30, 2025 and 2024, respectively. The net change was primarily due to mix of earnings, impact from a $59.4 million increase to our valuation allowance, and goodwill impairment not deductible for tax purposes in the current period.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and six months ended June 30, 2025. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits,

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three and six months ended June 30, 2025 or 2024.

Many jurisdictions in which the Company operates have implemented Pillar Two legislation, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the second quarter of 2025. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, however, we do not anticipate it will have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

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

Segment Results

The CODM primarily evaluates segment performance and allocates resources based on Operating profit (loss). General corporate expenses that do not directly support the operations of the business segments are unallocated expenses. Assets are managed on a company-wide basis and, as such, are not disclosed at the segment level.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales, costs of products sold, nonmanufacturing expense, restructuring and impairment expense, and operating profit (loss) by segments were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales
FAM	$204.4	$206.4	$392.0	$409.1
SAS	321.0	317.4	618.2	614.9
Consolidated	$525.4	$523.8	$1,010.2	$1,024.0

Cost of products sold
FAM	$155.5	$153.8	$311.0	$314.0
SAS	266.2	261.1	522.9	517.1
Consolidated	$421.7	$414.9	$833.9	$831.1

Total nonmanufacturing expense
FAM	$24.1	$26.2	$48.3	$50.9
SAS	29.8	30.5	57.0	59.6
Total segments	53.9	56.7	105.3	110.5
Unallocated	25.9	29.9	59.5	59.5
Consolidated	$79.8	$86.6	$164.8	$170.0

Restructuring and impairment
FAM	$2.2	$1.2	$420.1	$4.5
SAS	0.2	10.2	0.5	18.3
Total segments	2.4	11.4	420.6	22.8
Unallocated	1.4	0.4	1.4	3.4
Consolidated	$3.8	$11.8	$422.0	$26.2

Operating profit (loss)
FAM	$22.6	$25.2	$(387.4)	$39.8
SAS	24.8	15.6	37.8	19.8
Total segments	47.4	40.8	(349.6)	59.6
Unallocated	(27.3)	(30.3)	(60.9)	(62.9)
Consolidated	$20.1	$10.5	$(410.5)	$(3.3)

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

This MD&A discusses the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2025.

Recent Developments

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign governments. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. For instance, beginning in July 2025, the U.S. government issued letters to more than 20 countries, including Canada, Mexico, Brazil, Japan and the European Union, which outlined reciprocal tariff rates that would take effect, unless a trade agreement was separately agreed upon with the U.S. government. Uncertainties about tariffs and their effects on trading relationships, including as a result of future developments, may impact the macroeconomic conditions in the markets in which we operate. Although we are continuing to monitor the impact of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Liquidity & Debt Overview

As of June 30, 2025, the Company had $1,090.6 million of total debt, $95.6 million of Cash and cash equivalents, $10.4 million of Restricted cash, and $357.2 million of undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility"). Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.5x at the end of the second quarter, versus a current maximum covenant ratio of 5.50x.

As of June 30, 2025, the Company’s nearest debt maturity was our Revolving Credit Facility, Term Loan A Facility, and Delayed Draw Term Loan Facility, due on May 6, 2027. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended June 30,		Percent of Net Sales		Six Months Ended June 30,		Percent of Net Sales
(in millions, except per share amounts)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$525.4	$523.8	100.0%	100.0%	$1,010.2	$1,024.0	100.0%	100.0%
Gross profit	$103.7	$108.9	19.7%	20.8%	$176.3	$192.9	17.5%	18.8%
Restructuring & other impairment expense	$3.8	$11.8	0.7%	2.3%	$10.1	$26.2	1.0%	2.6%
Operating profit (loss)	$20.1	$10.5	3.8%	2.0%	$(410.5)	$(3.3)	(40.6)%	(0.3)%
Interest expense	$18.6	$18.4	3.5%	3.5%	$36.4	$36.7	3.6%	3.6%
Net loss	$(9.5)	$(1.4)	(1.8)%	(0.3)%	$(435.0)	$(29.4)	(43.1)%	(2.9)%

Diluted loss per share	$(0.18)	$(0.03)			$(7.98)	$(0.54)
Cash provided by operations	$57.6	$46.1			$41.7	$33.1
Capital spending	$8.7	$8.7			$22.6	$20.8

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025 and 2024

Net Sales

The following table presents net sales by segment for the three months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	Percent Change
Filtration & Advanced Materials	$204.4	$206.4	$(2.0)	(1.0)%
Sustainable & Adhesive Solutions	321.0	317.4	3.6	1.1%
Total	$525.4	$523.8	$1.6	0.3%

Consolidated net sales of $525.4 million during the three months ended June 30, 2025 increased $1.6 million or 0.3%, compared to the prior-year quarter.

FAM segment net sales of $204.4 million during the three months ended June 30, 2025 decreased $2.0 million, or 1.0%, compared to the prior-year quarter. The FAM net sales decline reflected lower selling prices (an approximately 2% decrease) along with lower volume/mix (an approximately 1% decrease), partially offset by favorable currency translation (an approximately 1% increase).

SAS segment net sales of $321.0 million during the three months ended June 30, 2025 increased $3.6 million, or 1.1%, compared to the prior-year quarter, reflecting higher volume/mix (an approximately 2% increase), higher selling prices (an approximately 1% increase) and favorable currency translation (an approximately 1% increase), partially offset by sales associated with closed facilities in the prior year (an approximately 4% decrease).

Gross Profit

The following table presents gross profit for the three months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2025	June 30, 2024	Change		2025	2024
Net sales	$525.4	$523.8	$1.6	0.3%	100.0%	100.0%
Cost of products sold	421.7	414.9	6.8	1.6%	80.3%	79.2%
Gross profit	$103.7	$108.9	$(5.2)	(4.8)%	19.7%	20.8%

Gross profit of $103.7 million during the three months ended June 30, 2025 decreased $5.2 million, or 4.8%, compared to the prior-year quarter. The decrease in gross profit reflected higher manufacturing and distribution costs, unfavorable relative net selling price versus input cost performance, partially offset by higher volume/mix.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	June 30, 2025	June 30, 2024	Change		2025	2024
Selling and general expense	$57.2	$65.1	$(7.9)	(12.1)%	10.9%	12.4%
Research and development expense	6.7	5.8	0.9	15.5%	1.3%	1.1%
Intangible asset amortization expense	15.9	15.7	0.2	1.3%	3.0%	3.0%
Nonmanufacturing expenses	$79.8	$86.6	$(6.8)	(7.9)%	15.2%	16.5%

Nonmanufacturing expenses of $79.8 million during the three months ended June 30, 2025 decreased $6.8 million, or 7.9%, compared to the prior-year quarter. The decrease is primarily due to lower selling and general expense as a result of actions taken under an organizational realignment initiative ("the Plan").

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense for the three months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent of Net Sales
	June 30, 2025	June 30, 2024	Change	2025	2024
Filtration & Advanced Materials	$2.2	$1.3	$0.9	1.1%	0.6%
Sustainable & Adhesive Solutions	0.2	10.2	(10.0)	0.1%	3.2%
Unallocated expenses	1.4	0.3	1.1
Total	$3.8	$11.8	$(8.0)	0.7%	2.3%

The Company incurred total restructuring and other impairment expense of $3.8 million and $11.8 million in the three months ended June 30, 2025 and 2024, respectively.

Restructuring and other impairment expenses in the FAM segment for the three months ended June 30, 2025 and 2024 consisted of severance charges along with costs associated with facility closures announced in prior years.

Restructuring and other impairment expenses in the SAS segment for the three months ended June 30, 2025 consisted of severance charges. Restructuring and other impairment expenses for the three months ended June 30, 2024 included severance charges, along with costs associated with facility closures announced in prior years.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment for the three months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent Change	Return on Net Sales
	June 30, 2025	June 30, 2024	Change		2025	2024
Filtration & Advanced Materials	$22.6	$25.2	$(2.6)	(10.3)%	11.1%	12.2%
Sustainable & Adhesive Solutions	24.8	15.6	9.2	59.0%	7.7%	4.9%
Unallocated expenses	(27.3)	(30.3)	3.0	(9.9)%
Total	$20.1	$10.5	$9.6	91.4%	3.8%	2.0%

Operating profit of $20.1 million during the three months ended June 30, 2025, increased $9.6 million, compared to the prior year period.

In the FAM segment, operating income was $22.6 million during the three months ended June 30, 2025 decreased $2.6 million, or 10.3%, compared to the prior year period, primarily due to higher manufacturing and distribution costs, unfavorable relative net selling price versus input cost performance, partially offset by favorable cost mix and lower selling and general expenses.

In the SAS segment, operating income of $24.8 million during the three months ended June 30, 2025 increased $9.2 million, or 59.0%, compared to the prior year period, driven by lower restructuring and other impairment expenses, lower selling and general expenses, partially offset by higher manufacturing and distribution costs.

Unallocated expenses of $27.3 million during the three months ended June 30, 2025 decreased $3.0 million, or 9.9%, compared to the prior year period primarily related to a decrease in selling and general expenses as a result of actions taken under the Plan.

Interest Expense

Interest expense of $18.6 million during the three months ended June 30, 2025 increased $0.2 million, or 1.1%, compared to the prior year period.

Other Income (Expense), Net

Other income was $1.5 million during the three months ended June 30, 2025, compared to the prior year period expense of $1.1 million, primarily driven by gains on asset disposals and foreign currency.

Income Taxes

A $12.5 million income tax expense in the three months ended June 30, 2025 resulted in an effective tax rate of 416.7% compared with 84.4% in the prior year period. The net change was primarily due to mix of earnings and impact from valuation allowance changes in the current period, and a one-time tax adjustment in the prior period.

Net Loss and Net Loss per Share

Net loss during the three months ended June 30, 2025 was $9.5 million, or $0.18 per diluted share, compared with net loss of $1.4 million, or $0.03 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2025 and 2024

Net Sales

The following table presents net sales by segment (in millions):

	Six Months Ended June 30,
	2025	2024	Change	Percent Change
Filtration & Advanced Materials	$392.0	$409.1	$(17.1)	(4.2)%
Sustainable & Adhesive Solutions	618.2	614.9	3.3	0.5%
Total	$1,010.2	$1,024.0	$(13.8)	(1.3)%

Consolidated net sales of $1,010.2 million during the six months ended June 30, 2025 decreased $13.8 million, or 1.3%, compared to the prior year period.

FAM segment net sales of $392.0 million during the six months ended June 30, 2025 decreased $17.1 million, or 4.2%, compared to the prior year period primarily due to lower volume/mix (an approximately 3% decrease), and lower selling prices (an approximately 2% decrease).

SAS segment net sales of $618.2 million during the six months ended June 30, 2025 increased $3.3 million, or 0.5%, compared to the prior year period, reflecting higher volume/mix (an approximately 4% increase), higher selling prices (an approximately 1% increase), partially offset by sales associated with closed facilities in the prior year (an approximately 5% decrease).

Gross Profit

The following table presents gross profit (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Net sales	$1,010.2	$1,024.0	$(13.8)	(1.3)%	100.0%	100.0%
Cost of products sold	833.9	831.1	2.8	0.3%	82.5%	81.2%
Gross profit	$176.3	$192.9	$(16.6)	(8.6)%	17.5%	18.8%

Gross profit of $176.3 million during the six months ended June 30, 2025 decreased $16.6 million, or 8.6%, compared to the prior year period, reflecting higher manufacturing and distribution costs, unfavorable relative net selling price versus input cost performance, and lower volume/mix in our FAM segment, partially offset by higher volume/mix in our SAS segment.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Selling and general expense	$120.5	$126.7	$(6.2)	(4.9)%	11.9%	12.4%
Research and development expense	13.0	11.8	1.2	10.2%	1.3%	1.2%
Intangible asset amortization expense	31.3	31.5	(0.2)	(0.6)%	3.1%	3.1%
Nonmanufacturing expenses	$164.8	$170.0	$(5.2)	(3.1)%	16.3%	16.6%

Nonmanufacturing expenses of $164.8 million during the six months ended June 30, 2025 decreased $5.2 million, or 3.1%, compared to the prior year period primarily due to lower selling and general expense, as a result of actions taken under the Plan, partially offset by $5.9 million incurred during the first quarter of 2025 related to our previously disclosed Chief Executive Officer transition.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Six Months Ended June 30,			Percent of Net Sales
	2025	2024	Change	2025	2024
Filtration & Advanced Materials	$8.2	$4.5	$3.7	2.1%	1.1%
Sustainable & Adhesive Solutions	0.5	18.4	(17.9)	0.1%	3.0%
Unallocated expenses	1.4	3.3	(1.9)
Total	$10.1	$26.2	$(16.1)	1.0%	2.6%

The Company incurred total restructuring and other impairment expense of $10.1 million in the six months ended June 30, 2025 compared with $26.2 million in the prior year period.

Restructuring and other impairment expenses in the FAM segment for the six months ended June 30, 2025 and 2024 consisted of severance charges along with costs associated with facility closures announced in prior years.

Restructuring and other impairment expenses in the SAS segment for the six months ended June 30, 2025 consisted of severance charges. Restructuring and other impairment expenses for the six months ended June 30, 2024 included severance charges, along with costs associated with facility closures announced in prior years.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

	Six Months Ended June 30,			Percent Change	Return on Net Sales
	2025	2024	Change		2025	2024
Filtration & Advanced Materials	$(387.4)	$39.8	$(427.2)	N.M.	(98.8)%	9.7%
Sustainable & Adhesive Solutions	37.8	19.8	18.0	90.9%	6.1%	3.2%
Unallocated expenses	(60.9)	(62.9)	2.0	(3.2)%
Total	$(410.5)	$(3.3)	$(407.2)	N.M.	(40.6)%	(0.3)%

Operating loss was $410.5 million during the six months ended June 30, 2025 compared to operating loss of $3.3 million in the prior year period.

In the FAM segment, operating loss was $387.4 million during the six months ended June 30, 2025 reflecting a $427.2 million decrease, compared to operating profit of $39.8 million in the prior year period primarily due to the $411.9 million goodwill impairment during the first quarter of 2025, see Note 6. Goodwill. Excluding the goodwill impairment, operating profit was $24.5 million, a $15.3 million decrease from the prior year due to higher manufacturing and distribution costs, unfavorable net selling price versus input cost performance and lower volume/mix, partially offset by lower selling and general expenses.

In the SAS segment, operating profit was $37.8 million during the six months ended June 30, 2025 reflecting a $18.0 million increase, compared to the prior year period, driven by lower restructuring and other impairment expenses, higher volume/mix net of sales associated with closed facilities, and lower selling and general expenses, partially offset by higher manufacturing and distribution costs.

Unallocated expenses of $60.9 million during the six months ended June 30, 2025 decreased $2.0 million compared to the prior year, primarily related to a decrease in selling and general expenses as a result of actions taken under the Plan.

Interest Expense

Interest expense of $36.4 million during the six months ended June 30, 2025 decreased $0.3 million, or 0.8%, compared to the prior year period.

Other Income (Expense), Net

Other expense was $0.3 million during the six months ended June 30, 2025, compared to the prior year period income of $0.6 million in the prior year period.

Income Taxes

A $12.2 million income tax benefit in the six months ended June 30, 2025 resulted in an effective tax rate of 2.7% compared with 25.4% in the prior year period. The net change was primarily due to mix of earnings, impact from a $59.4 million increase to our valuation allowance, and goodwill impairment not deductible for tax purposes in the current period.

Net Loss and Net Loss per Share

Net loss during the six months ended June 30, 2025 was $435.0 million, or $(7.98) per diluted share, compared to net loss of $29.4 million, or $(0.54) per diluted share, during the prior year period.

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

Cash Requirements

As of June 30, 2025, $82.6 million of the Company's $95.6 million of Cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $10.4 million represents primarily retained contributions associated with our UK Pension scheme, the use of which is restricted to obligations related to the scheme. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Working Capital

As of June 30, 2025, the Company had net operating working capital of $398.4 million, including Cash and cash equivalents of $95.6 million, compared to net operating working capital of $386.2 million, including Cash and cash equivalents of $94.3 million as of December 31, 2024. The increase was attributable primarily to an increase in accounts receivable, partially offset by an increase in accounts payable, and a decrease in inventories.

Cash Provided By Operating Activities

Net cash provided by operating activities was $41.7 million during the six months ended June 30, 2025 compared to net cash provided of $33.1 million during the prior year period. The increase reflected lower cash payments related to restructuring activities, partially offset by unfavorable year-over-year movements in working capital related cash flows.

During the six months ended June 30, 2025, net changes in operating working capital resulted in cash outflows of $11.1 million, compared to $3.6 million of outflows during the prior year period. The $7.5 million change was due to an increase in net changes of accounts payable and other current liabilities, partially offset by a decrease in net changes of inventories.

Cash Used In Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 was $17.6 million, compared to cash outflows of $20.0 million during the prior year period, primarily attributable to changes in proceeds from settlement of swap contracts. Capital spending was $22.6 million compared to $20.8 million in the prior year period.

Cash Provided By (Used In) Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 was $17.5 million, compared to cash inflows of $16.4 million during the prior year period. During the six months ended June 30, 2025, financing activities primarily consisted of $64.0 million of borrowings under the Revolving Facility, $11.4 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $67.4 million.

During the prior year period, financing activities primarily consisted of $94.0 million of proceeds from borrowings under the Revolving Facility, $65.3 million of payments on our long-term debt, and $10.8 million of dividends paid to the Company's stockholders.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividends and Share Repurchases

On August 6, 2025, we announced a cash dividend of $0.10 per share payable on September 26, 2025 to stockholders of record as of August 29, 2025. The covenants contained in the Indenture governing the Notes and Amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 9. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from long-term debt	$64.0	$94.0
Payments on long-term debt	(67.4)	(65.3)
Net proceeds (payments) from borrowings	$(3.4)	$28.7

Net payments from borrowings were $3.4 million during the six months ended June 30, 2025, compared to net proceeds from borrowings of $28.7 million during the prior year period.

Unused borrowing capacity under the Amended Credit Agreement was $357.2 million as of June 30, 2025.

The Company was in compliance with all of its covenants under the Indenture and Amended Credit Agreement at June 30, 2025. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Amended Credit Agreement.

Our total debt to capital ratios at June 30, 2025 and December 31, 2024 were 72.4% and 55.9%, respectively.

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
•The impact of tariffs, the imposition of any future additional tariffs and other trade barriers, the effects of retaliatory trade measures, and the impact of tariff uncertainty on macroeconomic conditions;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2025 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization, the Company repurchased 539,386 shares for $8.0 million cumulatively as of August 4, 2025.

The Company did not repurchase shares during the three months ended June 30, 2025, and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2025 is $22.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
10.1+
Separation Agreement and General Waiver and Release, dated May 23, 2025, between the Company and Michael W. Rickheim (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2025).

10.2+	Amendment No. 1 to the Mativ Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

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

August 7, 2025

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 7, 2025