Form 10-Q
period 2025-09-30
Mativ Holdings, Inc.
filed 2025-11-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	September 30, 2025
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 54,681,114 shares of common stock outstanding as of November 3, 2025.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$513.7	$498.5	$1,523.9	$1,522.5
Cost of products sold	414.3	404.9	1,248.2	1,236.0
Gross profit	99.4	93.6	275.7	286.5

Selling and general expense	53.7	54.3	174.2	181.0
Research and development expense	5.6	5.7	18.6	17.5
Intangible asset amortization expense	16.0	15.4	47.3	46.9
Total nonmanufacturing expenses	75.3	75.4	240.1	245.4

Goodwill impairment expense	—	—	411.9	—
Restructuring and other impairment expense	8.1	11.2	18.2	37.4
Operating profit (loss)	16.0	7.0	(394.5)	3.7
Interest expense	17.7	18.3	54.1	55.0
Other expense, net	(3.9)	(12.7)	(4.2)	(12.1)
Loss before income taxes	(5.6)	(24.0)	(452.8)	(63.4)
Income tax benefit, net	(2.4)	(3.2)	(14.6)	(13.2)
Net loss	$(3.2)	$(20.8)	$(438.2)	$(50.2)

Net loss per share:
Basic	$(0.06)	$(0.38)	$(8.04)	$(0.93)
Diluted	$(0.06)	$(0.38)	$(8.04)	$(0.93)

Weighted average shares outstanding:
Basic	54,671,900	54,327,500	54,582,100	54,305,800
Diluted	54,671,900	54,327,500	54,582,100	54,305,800
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3.2)	$(20.8)	$(438.2)	$(50.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.7)	21.7	10.4	10.9
Unrealized loss on derivative instruments	(3.3)	(13.5)	(15.1)	(13.8)
Net gain (loss) from postretirement benefit plans	(8.3)	0.2	(8.2)	0.5
Other comprehensive income (loss)	(12.3)	8.4	(12.9)	(2.4)
Comprehensive loss	$(15.5)	$(12.4)	$(451.1)	$(52.6)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$97.1	$94.3
Restricted cash	5.8	—
Accounts receivable, net	200.6	162.4
Inventories, net	330.3	355.1
Income taxes receivable	16.7	20.6
Other current assets	21.9	25.7
Total current assets	672.4	658.1
Property, plant and equipment, net	614.6	620.3
Finance lease right-of-use assets	16.2	16.2
Operating lease right-of-use assets	49.9	46.4
Deferred income tax benefits	0.1	8.1
Goodwill	57.3	465.6
Intangible assets, net	528.9	553.4
Other assets	62.1	79.8
Total assets	$2,001.5	$2,447.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2.9	$2.6
Finance lease liabilities	1.7	1.6
Operating lease liabilities	9.2	9.5
Accounts payable	185.1	151.7
Income taxes payable	2.7	8.4
Accrued expenses and other current liabilities	113.1	100.7
Total current liabilities	314.7	274.5
Long-term debt	1,026.0	1,086.7
Finance lease liabilities, noncurrent	16.4	16.3
Operating lease liabilities, noncurrent	40.0	36.4
Pension and other postretirement benefits	56.0	54.3
Deferred income tax liabilities	80.6	100.9
Other liabilities	70.4	20.3
Total liabilities	1,604.1	1,589.4
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 54,681,114 and 54,335,830 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5.5	5.4
Additional paid-in-capital	682.6	675.7
Retained earnings (accumulated deficit)	(290.9)	164.3
Accumulated other comprehensive income, net of tax	0.2	13.1
Total stockholders’ equity	397.4	858.5
Total liabilities and stockholders’ equity	$2,001.5	$2,447.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, June 30, 2024	54,324,185	$5.4	$669.7	$194.6	$28.3	$898.0
Net loss	—	—	—	(20.8)	—	(20.8)
Other comprehensive income, net of tax	—	—	—	—	8.4	8.4
Dividends paid ($0.10 per share)	—	—	—	(5.5)	—	(5.5)
Issuances of common stock under stock-based compensation plan	1,928	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	2.0	—	—	2.0
Stock issued to directors as compensation	2,800	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2024	54,328,913	$5.4	$671.9	$168.3	$36.7	$882.3

Balance, June 30, 2025	54,648,991	$5.5	$680.7	$(282.1)	$12.5	$416.6
Net loss	—	—	—	(3.2)	—	(3.2)
Other comprehensive loss, net of tax	—	—	—	—	(12.3)	(12.3)
Dividends paid ($0.10 per share)	—	—	—	(5.6)	—	(5.6)
Issuances of common stock under stock-based compensation plan	32,123	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.9	—	—	1.9
Stock issued to directors as compensation	—	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2025	54,681,114	$5.5	$682.6	$(290.9)	$0.2	$397.4
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(50.2)	—	(50.2)
Other comprehensive loss, net of tax	—	—	—	—	(2.4)	(2.4)
Dividends paid ($0.30 per share)	—	—	—	(16.5)	—	(16.5)
Issuances of common stock under stock-based compensation plan	106,248	—	—	—	—	—
Stock-based employee compensation expense(1)	—	—	2.3	—	—	2.3
Stock issued to directors as compensation	11,541	—	0.8	—	—	0.8
Shares withheld for employee taxes	—	—	(0.8)	—	—	(0.8)
Balance, September 30, 2024	54,328,913	$5.4	$671.9	$168.3	$36.7	$882.3

Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(438.2)	—	(438.2)
Other comprehensive loss, net of tax	—	—	—	—	(12.9)	(12.9)
Dividends paid ($0.30 per share)	—	—	—	(17.0)	—	(17.0)
Issuances of common stock under stock-based compensation plan	280,367	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	7.8	—	—	7.8
Stock issued to directors as compensation	18,614	—	0.5	—	—	0.5
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.4)	—	—	(1.4)
Balance, September 30, 2025	54,681,114	$5.5	$682.6	$(290.9)	$0.2	$397.4
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating
Net loss	$(438.2)	$(50.2)
Adjustments to reconcile Net loss to Net cash provided by operations:
Depreciation and amortization	106.3	108.4
Amortization of deferred issuance costs	6.2	5.9
Goodwill impairment	411.9	—
Other impairments	11.3	16.2
Deferred income tax	(19.5)	(22.2)
Pension and other postretirement benefits	(2.9)	(4.5)
Stock-based compensation	8.6	8.7
(Gain) loss on sale of assets	(0.8)	9.7
Loss on foreign currency transactions	5.8	3.0
Other non-cash items	6.8	(2.9)
Other operating	(3.5)	(2.2)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(34.3)	(33.3)
Inventories	22.5	(14.9)
Prepaid expenses	(0.4)	(0.1)
Accounts payable and other current liabilities	37.1	47.3
Accrued income taxes	(2.4)	1.8
Net changes in operating working capital	22.5	0.8
Net cash provided by operations	114.5	70.7
Investing
Capital spending	(28.7)	(32.9)
Proceeds from sale of assets	2.9	4.5
Cash received from (paid on) settlement of cross-currency swap contracts	3.4	(1.7)
Other investing	(0.6)	0.7
Net cash used in investing of:
Continuing operations	(23.0)	(29.4)
Discontinued operations	—	(12.0)
Net cash used in investing	(23.0)	(41.4)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Financing
Cash dividends paid	(16.8)	(16.2)
Proceeds from long-term debt	64.0	127.0
Payments on long-term debt	(131.1)	(97.0)
Payments on financing lease obligations	(2.5)	(0.8)
Shares withheld for employee taxes	(1.4)	(0.8)
Net cash provided by (used in) financing	(87.8)	12.2
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	4.9	0.5
Increase in Cash and cash equivalents and Restricted cash	8.6	42.0
Cash and cash equivalents and Restricted cash at beginning of period	94.3	120.2
Cash and cash equivalents and Restricted cash at end of period	$102.9	$162.2

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$55.2	$63.3
Cash paid for taxes, net	$9.4	$8.2
Capital spending in Accounts payable and Accrued expenses and other current liabilities	$4.0	$6.5
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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendment enhances income tax disclosure requirements, particularly regarding the effective tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The adoption of this accounting standard will not have an impact on our consolidated financial statements, but this standard will require certain additional disclosures.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU modernizes existing internal use software guidance to adapt to concepts and processes present in an agile development environment. Key amendments include the elimination of software project development stages in favor of a requirement to commence capitalization once management has authorized the project, committed to funding, and project completion is probable. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Net sales are attributed to the following geographic locations of the Company’s direct customers during the three months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,
	2025			2024
	FAM	SAS	Total	FAM	SAS	Total
United States	$107.2	$184.6	$291.8	$101.2	$178.1	$279.3
Europe	49.6	86.8	136.4	46.0	83.4	129.4
Asia-Pacific	28.9	19.8	48.7	32.2	21.1	53.3
Americas (excluding U.S.)	7.3	17.5	24.8	7.0	19.4	26.4
Other foreign countries	5.3	6.7	12.0	3.2	6.9	10.1
Net sales	$198.3	$315.4	$513.7	$189.6	$308.9	$498.5

Net sales are attributed to the following geographic locations of the Company’s direct customers during the nine months ended 2025 and 2024 were as follows (in millions):

	Nine Months Ended September 30,
	2025			2024
	FAM	SAS	Total	FAM	SAS	Total
United States	$320.2	$541.5	$861.7	$326.3	$515.3	$841.6
Europe	145.8	255.8	401.6	150.6	259.5	410.1
Asia-Pacific	87.6	57.4	145.0	96.2	64.7	160.9
Americas (excluding U.S.)	20.9	54.6	75.5	18.1	61.5	79.6
Other foreign countries	15.8	24.3	40.1	7.5	22.8	30.3
Net sales	$590.3	$933.6	$1,523.9	$598.7	$923.8	$1,522.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales as a percentage by product category for the business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Filtration & netting	26%	25%	26%	25%
Advanced films	13%	13%	13%	14%
Tapes, labels & liners	29%	30%	29%	30%
Paper & packaging	17%	17%	17%	17%
Healthcare & other	15%	15%	15%	14%
Net sales	100%	100%	100%	100%

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

Transfer of Receivables

On December 23, 2022, and further amended on October 20, 2023, the Company entered into an accounts receivables sales agreement (the "Receivables Sales Agreement") to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The maximum funding commitment of the Receivables Sales Agreement is $175.0 million. The agreement has an initial term of three years. On November 5, 2025, the Company entered into an amendment to the Receivable Sales Agreement to, among other things, (1) extend the term until November 5, 2026, and (2) reduce the maximum funding commitment from $175.0 million to $150.0 million.

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

The amount of receivables pledged as collateral as of September 30, 2025 and December 31, 2024 was $30.0 million and $28.7 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Programs (in millions):

	Nine Months Ended September 30,
	2025	2024
Trade accounts receivable sold to financial institutions	$797.7	$778.7
Cash proceeds from financial institutions	$797.2	$778.1

Note 3. Other Comprehensive Income (Loss)

Comprehensive loss includes Net loss, as well as items charged directly to stockholders' equity, which are excluded from Net loss. The Company has presented Comprehensive loss in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated other comprehensive income, net of tax are presented in Other expense, net or Interest expense in the unaudited Condensed Consolidated Statements of Income (Loss). Refer to Note 10. Derivatives for additional information. Amortization of accumulated pension and other post-employment benefit ("OPEB") liabilities are included in the computation of net pension and OPEB costs, which are discussed in Note 12. Postretirement and Other Benefits.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	September 30, 2025	December 31, 2024
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $4.8 million and $4.7 million at September 30, 2025 and December 31, 2024, respectively	$(28.9)	$(20.7)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $10.2 million and $10.2 million at September 30, 2025 and December 31, 2024, respectively	4.8	19.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.5 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively	24.3	13.9
Accumulated other comprehensive income, net of tax	$0.2	$13.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the components of Accumulated other comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2025			2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(8.3)	$—	$(8.3)	$(0.1)	$0.3	$0.2
Derivative instrument adjustments	(3.3)	—	(3.3)	(17.0)	3.5	(13.5)
Unrealized foreign currency translation adjustments	(1.0)	0.3	(0.7)	18.9	2.8	21.7
Total	$(12.6)	$0.3	$(12.3)	$1.8	$6.6	$8.4

	Nine Months Ended September 30,
	2025			2024
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(8.3)	$0.1	$(8.2)	$0.3	$0.2	$0.5
Derivative instrument adjustments	(15.1)	—	(15.1)	(15.7)	1.9	(13.8)
Unrealized foreign currency translation adjustments	9.5	0.9	10.4	7.7	3.2	10.9
Total	$(13.9)	$1.0	$(12.9)	$(7.7)	$5.3	$(2.4)

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (basic and diluted):
Net loss	$(3.2)	$(20.8)	$(438.2)	$(50.2)
Less: Dividends to participating securities	(0.2)	(0.1)	(0.5)	(0.2)
Net loss attributable to Common Stockholders	$(3.4)	$(20.9)	$(438.7)	$(50.4)

Denominator:
Average number of common shares outstanding	54,671.9	54,327.5	54,582.1	54,305.8
Effect of dilutive stock-based compensation(1)	—	—	—	—
Average number of common and potential common shares outstanding	54,671.9	54,327.5	54,582.1	54,305.8
(1)Diluted loss per share excludes an immaterial amount of weighted average potential common shares for the three and nine months ended September 30, 2025 and 2024 as their inclusion would be anti-dilutive.

Note 5. Inventories, Net

Inventories, net are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or unplanned machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material inventory write-offs during the three and nine months ended September 30, 2025 and 2024.

The following table summarizes inventories by major class (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$118.1	$125.8
Work in process	55.7	53.5
Finished goods	143.2	160.7
Supplies and other	13.3	15.1
Total inventories	$330.3	$355.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2024	$411.9	$53.7	$465.6
Goodwill impairment	(411.9)	—	(411.9)
Foreign currency translation	—	3.6	3.6
Balance at September 30, 2025	$—	$57.3	$57.3

Accumulated impairment loss for the FAM segment was $411.9 million as of September 30, 2025. Accumulated impairment loss for the SAS segment was $401.0 million as of September 30, 2025.
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

The fair value of the SAS reporting unit, also aligned with the operating and reportable segment, was estimated to exceed its carrying value by approximately 6% as of March 1, 2025. Forecasted cash flows for SAS are primarily aligned with both growing and mature end markets, therefore it is subject to less risk than FAM. The interim impairment test for SAS utilized a discount rate and long-term growth rate of 10.5% and 2%, respectively.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of September 30, 2025 consisted of the following (in millions):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$756.2	$300.6	$455.6
Acquired and developed technology	93.2	57.0	36.2
Trade names	49.4	12.4	37.0
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.8	0.1
Total	$903.6	$374.7	$528.9

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2024 consisted of the following (in millions):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$726.6	$254.3	$472.3
Acquired and developed technology	90.3	47.9	42.4
Trade names	47.2	9.4	37.8
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.0	0.9
Total	$868.9	$315.5	$553.4

Amortization expense of intangible assets was $16.0 million and $15.4 million for the three months ended September 30, 2025 and 2024, respectively, and $47.3 million and $46.9 million for the nine months ended September 30, 2025 and 2024, respectively. Intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Restructuring and Other Impairment Activities

In January 2024, we announced an organizational realignment initiative (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and other impairment expenses related to the Plan were comprised primarily of severance charges. Activities associated with a first wave of the Plan were completed during 2024, with additional initiatives expected through 2026. Restructuring activities associated with the current initiative are substantially complete; additional costs are not expected to be significant.

During the third quarter of 2025, we recognized an impairment charge of $4.7 million associated with long-lived assets at one of our North American facilities, which will be closed during the fourth quarter of 2025.

Assets held for sale of $5.0 million and $10.3 million were included in Other current assets as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes total restructuring and other impairment expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Filtration and Advanced Materials(1)
Severance and termination benefits	$0.7	$0.3	$2.8	$3.8
Other exit costs	0.4	0.4	1.2	1.4
FAM restructuring expense	1.1	0.7	4.0	5.2
Sustainable and Adhesive Solutions(2)
Severance and termination benefits	1.0	0.5	1.4	10.6
Other exit costs	—	1.0	0.1	2.1
SAS restructuring expense	1.0	1.5	1.5	12.7
Unallocated
Severance and termination benefits	—	0.1	1.4	3.4
Other exit costs	—	—	—	—
Unallocated restructuring expense	—	0.1	1.4	3.4
Total restructuring expense	2.1	2.3	6.9	21.3

Filtration and Advanced Materials
Other impairment expense	6.0	—	11.3	—
Sustainable and Adhesive Solutions
Other impairment expense	—	8.9	—	16.1
Total restructuring and other impairment expense	$8.1	$11.2	$18.2	$37.4
(1)Includes costs associated with facility closures initiated in prior years of $0.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively and $1.2 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. Through September 30, 2025, the Company has recognized accumulated restructuring and impairment charges of $11.4 million related to an ongoing facility closure. During the remainder of 2025, the Company expects to record additional restructuring costs in the FAM segment, not expected to exceed $0.5 million related to the closure of this facility.
(2)Includes costs associated with facility closures initiated in prior years of $0.8 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, related to facilities closed in prior years.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes changes in restructuring liabilities (in millions):

	2025	2024
Balance at beginning of the period	$2.2	$3.8
Charges for restructuring programs	6.9	21.3
Cash payments and other	(4.9)	(22.3)
Balance at end of the period	$4.2	$2.8

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Note 9. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	September 30, 2025	December 31, 2024
Revolving facility - U.S. dollar borrowings	$172.0	$237.0
Term loan A facility	83.3	83.3
Term loan B facility	116.5	116.5
Delayed draw term loan	270.1	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
German loan agreement	4.4	5.9
Debt issuance costs	(17.4)	(23.5)
Total debt	1,028.9	1,089.3
Less: Current debt	(2.9)	(2.6)
Total long-term debt	$1,026.0	$1,086.7

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

The Company was in compliance with all of its covenants under the amended Credit Agreement at September 30, 2025.

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

The Company may redeem all or a portion of the 2029 Notes at any time on or after October 1, 2026, at the redemption prices specified in the Indenture, plus any accrued and unpaid interest up to, but not including, the redemption date. If the Company sells certain assets or consummates certain change of control transactions, the Company will be required to make an offer to repurchase the 2029 Notes, subject to certain conditions.

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2025.

As of September 30, 2025, the average interest rate was 6.82% on outstanding Revolving Facility borrowings, 7.01% on outstanding Term Loan A Credit Facility borrowings, 8.03% on outstanding Term Loan B Facility borrowings, and 6.76% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the Notes was 8.000%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 7.45% and 6.16% for the nine months ended September 30, 2025 and 2024, respectively.

Principal Repayments
The following is the expected maturities for the Company's debt obligations as of September 30, 2025 (in millions):

2025	$0.7
2026	2.9
2027	526.2
2028	116.5
2029	400.0
Thereafter	—
Total	$1,046.3

Fair Value of Debt

At September 30, 2025 and December 31, 2024, the fair market value of the 2029 Notes was $396.0 million and $383.5 million, respectively. The fair market value for the Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2025 and December 31, 2024 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2025 and December 31, 2024 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of September 30, 2025 and December 31, 2024 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $514.2 million and $589.2 million, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2025 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.3	Accounts payable	$—
Foreign exchange contracts	Other assets	—	Other liabilities	55.1
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	1.8	Other liabilities	0.1
Total derivatives designated as hedges		4.1		55.2

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$4.1		$55.2

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$0.5	$(11.0)	$(3.6)	$2.8
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	3.9	(18.7)	(57.9)	(6.1)
Total gain (loss)	$4.4	$(29.7)	$(61.5)	$(3.3)

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and nine months ended September 30, 2025 or 2024, other than those related to derivatives designated as a net investment hedge, noted below.

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (Losses) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$3.8	$6.0	$11.5	$18.5
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	1.5	1.8	5.1	5.6
Effect of fair value hedges
Hedged item	Interest expense	—	0.9	—	2.9
Derivative designated as hedges	Interest expense	—	(0.9)	—	(2.9)
Effect of non-designated hedges
Foreign exchange contracts	Other income	(1.2)	0.8	3.7	3.7
Total gain		$4.1	$8.6	$20.3	$27.8

Deferred gains of $7.1 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

Note 11. Commitments and Contingencies

Other Commitments

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of September 30, 2025, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of September 30, 2025, approximately 26% of the Company's U.S. workforce and 36% of its non-U.S. workforce are under collective bargaining agreements. Approximately 2% of all U.S. employees and 18% of non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

Note 12. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to post-retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of September 30, 2025, retained contributions of $5.8 million related to our UK Pension scheme are included in the Restricted cash. The use of these funds is limited to obligations associated with the scheme.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended September 30, 2025 and 2024 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.2	$0.4	$0.3	$0.3	$—	$—	$0.3	$0.3
Interest cost	4.1	4.2	2.0	2.3	0.3	0.3	0.1	—
Expected return on plan assets	(4.6)	(5.6)	(1.3)	(1.6)	—	—	—	—
Amortizations and other	—	—	—	—	—	—	—	—
Settlement loss	3.6	—	—	—	—	—	—	—
Net pension cost (benefit)	$3.3	$(1.0)	$1.0	$1.0	$0.3	$0.3	$0.4	$0.3

The components of net pension cost (benefit) during the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.8	$1.0	$0.8	$0.9	$0.1	$0.1	$0.9	$0.9
Interest cost	12.8	12.7	6.0	6.7	0.7	0.8	0.1	0.1
Expected return on plan assets	(14.3)	(16.8)	(3.9)	(4.6)	—	—	—	—
Amortizations and other	—	—	—	—	—	—	—	—
Settlement loss	3.6	—	—	—	—	—	—	—
Net pension cost (benefit)	$2.9	$(3.1)	$2.9	$3.0	$0.8	$0.9	$1.0	$1.0

The components of net pension cost (benefit) other than the service cost component are included in Other expense, net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution retirement plans was $3.6 million and $3.9 million, respectively, for the three months ended September 30, 2025 and 2024 and $11.0 million and $11.3 million, respectively, for the nine months ended September 30, 2025 and 2024.

United Kingdom Pension Plan Update

During the third quarter of 2025, we entered into an agreement with a third party insurance company to execute a buy-in of plan assets with an option to elect a future buy-out conversion. All plan assets were transferred to the insurance company in exchange for an annuity contract. Effective with the buy-in, the annuity contract provides all future benefit payments to the plan participants. Mativ continues to retain primary responsibility for the benefit obligation until the buy-out conversion is completed. Upon election of the buy-out conversion, Mativ will transfer full responsibility of the plan obligations to the insurance company, at which time we will derecognize the assets and liabilities of the pension plan and recognize a settlement loss as a component of net periodic pension cost.

U.S. Pension Plan Update

During the third quarter of 2025, we purchased an annuity contract which transferred approximately $65.5 million of pension plan liabilities and associated risks, along with the administration of plan benefits, to an insurance company using plan assets.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A one-time non-cash settlement loss of $3.6 million included within Other expense, net, resulted from the acceleration of a pro rata portion of actuarial losses previously included in Accumulated other comprehensive income that would have been recognized in future periods.

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

The Company's effective tax rate from continuing operations was 42.9% and 13.3% for the three months ended September 30, 2025 and 2024, respectively. The net change was primarily due to the impact from a one-time tax adjustment and mix of earnings in the current period. The Company's effective tax rate from continuing operations was 3.2% and 20.8% for the nine months ended September 30, 2025 and 2024, respectively. The net change was primarily due to the impact from a $57.0 million increase to our valuation allowance, goodwill impairment not deductible for tax purposes, and mix of earnings in the current period.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and nine months ended September 30, 2025. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three and nine months ended September 30, 2025 or 2024.

Many jurisdictions in which the Company operates have implemented Pillar Two legislation, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the third quarter of 2025. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact to the quarter ended September 2025 income tax expense was not significant, and the Company does not expect a material impact to income tax expense for 2025.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales, costs of products sold, nonmanufacturing expense, restructuring and impairment expense, and operating profit (loss) by segments were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales
FAM	$198.3	$189.6	$590.3	$598.7
SAS	315.4	308.9	933.6	923.8
Consolidated	$513.7	$498.5	$1,523.9	$1,522.5

Cost of products sold
FAM	$155.8	$145.4	$466.8	$459.4
SAS	258.5	259.5	781.4	776.6
Consolidated	$414.3	$404.9	$1,248.2	$1,236.0

Total nonmanufacturing expense
FAM	$24.0	$23.5	$72.3	$74.4
SAS	27.5	28.7	84.5	88.3
Total segments	51.5	52.2	156.8	162.7
Unallocated	23.8	23.2	83.3	82.7
Consolidated	$75.3	$75.4	$240.1	$245.4

Restructuring and impairment
FAM	$7.1	$0.7	$427.2	$5.2
SAS	1.0	10.4	1.5	28.8
Total segments	8.1	11.1	428.7	34.0
Unallocated	—	0.1	1.4	3.4
Consolidated	$8.1	$11.2	$430.1	$37.4

Operating profit (loss)
FAM	$11.4	$19.9	$(376.0)	$59.7
SAS	28.4	10.3	66.2	30.1
Total segments	39.8	30.2	(309.8)	89.8
Unallocated	(23.8)	(23.2)	(84.7)	(86.1)
Consolidated	$16.0	$7.0	$(394.5)	$3.7

Note 15.     Subsequent Events

On November 5, 2025, we entered into an amendment to the Receivables Sales Agreement (the "Amended Receivables Sales Agreement"). Refer to Note 2. Revenue Recognition for additional information.

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

This MD&A discusses the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2025.

Recent Developments

Throughout 2025, the U.S. government has implemented a comprehensive tariff regime, including baseline tariffs on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign governments. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Uncertainties about tariffs and their effects on trading relationships, including as a result of future developments, may impact the macroeconomic conditions in the markets in which we operate. Although we are continuing to monitor the impact of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Liquidity & Debt Overview

As of September 30, 2025, the Company had $1,028.9 million of total debt, $97.1 million of Cash and cash equivalents, $5.8 million of Restricted cash, and $420.2 million of undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility"). Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.2x at the end of the third quarter, versus a current maximum covenant ratio of 5.50x.

As of September 30, 2025, the Company’s nearest debt maturity was our Revolving Credit Facility, Term Loan A Facility, and Delayed Draw Term Loan Facility, due on May 6, 2027. Refer to "Liquidity and Capital Resources" section for additional detail.

SUMMARY

	Three Months Ended September 30,		Percent of Net Sales		Nine Months Ended September 30,		Percent of Net Sales
(in millions, except per share amounts)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$513.7	$498.5	100.0%	100.0%	$1,523.9	$1,522.5	100.0%	100.0%
Gross profit	$99.4	$93.6	19.3%	18.8%	$275.7	$286.5	18.1%	18.8%
Restructuring & other impairment expense	$8.1	$11.2	1.6%	2.2%	$18.2	$37.4	1.2%	2.5%
Operating profit (loss)	$16.0	$7.0	3.1%	1.4%	$(394.5)	$3.7	(25.9)%	0.2%
Interest expense	$17.7	$18.3	3.4%	3.7%	$54.1	$55.0	3.6%	3.6%
Net loss	$(3.2)	$(20.8)	(0.6)%	(4.2)%	$(438.2)	$(50.2)	(28.8)%	(3.3)%

Diluted loss per share	$(0.06)	$(0.38)			$(8.04)	$(0.93)
Cash provided by operations	$72.8	$37.6			$114.5	$70.7
Capital spending	$6.1	$12.1			$28.7	$32.9

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025 and 2024

Net Sales

The following table presents net sales by segment for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	Percent Change
Filtration & Advanced Materials	$198.3	$189.6	$8.7	4.6%
Sustainable & Adhesive Solutions	315.4	308.9	6.5	2.1%
Total	$513.7	$498.5	$15.2	3.0%

Consolidated net sales of $513.7 million during the three months ended September 30, 2025 increased $15.2 million or 3.0%, compared to the prior-year quarter.

FAM segment net sales of $198.3 million during the three months ended September 30, 2025 increased $8.7 million, or 4.6%, compared to the prior-year quarter. The FAM net sales increase reflected higher volume/mix (an approximately 4% increase) along with favorable currency translation (an approximately 2% increase), partially offset by lower selling prices (an approximately 1% decrease).

SAS segment net sales of $315.4 million during the three months ended September 30, 2025 increased $6.5 million, or 2.1%, compared to the prior-year quarter, reflecting higher volume/mix (an approximately 3% increase), higher selling prices (an approximately 1% increase) and favorable currency translation (an approximately 1% increase), partially offset by sales associated with exited facilities in the prior year (an approximately 3% decrease).

Gross Profit

The following table presents gross profit for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2025	September 30, 2024	Change		2025	2024
Net sales	$513.7	$498.5	$15.2	3.0%	100.0%	100.0%
Cost of products sold	414.3	404.9	9.4	2.3%	80.7%	81.2%
Gross profit	$99.4	$93.6	$5.8	6.2%	19.3%	18.8%

Gross profit of $99.4 million during the three months ended September 30, 2025 increased $5.8 million, or 6.2%, compared to the prior-year quarter. The increase in gross profit reflected favorable relative net selling price versus input cost performance, higher volume/mix, and lower manufacturing costs, partially offset by higher distribution costs.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent Change	Percent of Net Sales
	September 30, 2025	September 30, 2024	Change		2025	2024
Selling and general expense	$53.7	$54.3	$(0.6)	(1.1)%	10.5%	10.9%
Research and development expense	5.6	5.7	(0.1)	(1.8)%	1.1%	1.1%
Intangible asset amortization expense	16.0	15.4	0.6	3.9%	3.1%	3.1%
Nonmanufacturing expenses	$75.3	$75.4	$(0.1)	(0.1)%	14.7%	15.1%

Nonmanufacturing expenses of $75.3 million during the three months ended September 30, 2025 decreased $0.1 million, or 0.1%, compared to the prior-year quarter.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent of Net Sales
	September 30, 2025	September 30, 2024	Change	2025	2024
Filtration & Advanced Materials	$7.1	$0.7	$6.4	3.6%	0.4%
Sustainable & Adhesive Solutions	1.0	10.4	(9.4)	0.3%	3.4%
Unallocated expenses	—	0.1	(0.1)
Total	$8.1	$11.2	$(3.1)	1.6%	2.2%

The Company incurred total restructuring and other impairment expense of $8.1 million and $11.2 million in the three months ended September 30, 2025 and 2024, respectively.

Restructuring and other impairment expenses in the FAM segment for the three months ended September 30, 2025 included impairment charges of $6.0 million, along with severance and other costs associated with facility exits initiated in current and prior years. Restructuring and other impairment expenses for the three months ended September 30, 2024 consisted of severance charges, along with costs associated with facility exits initiated in prior years.

Restructuring and other impairment expenses in the SAS segment for the three months ended September 30, 2025 consisted of severance charges. Restructuring and other impairment expenses for the three months ended September 30, 2024 included severance charges, along with costs associated with facility exits initiated in prior years.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended			Percent Change	Return on Net Sales
	September 30, 2025	September 30, 2024	Change		2025	2024
Filtration & Advanced Materials	$11.4	$19.9	$(8.5)	(42.7)%	5.7%	10.5%
Sustainable & Adhesive Solutions	28.4	10.3	18.1	N.M.	9.0%	3.3%
Unallocated expenses	(23.8)	(23.2)	(0.6)	2.6%
Total	$16.0	$7.0	$9.0	N.M.	3.1%	1.4%

Operating profit of $16.0 million during the three months ended September 30, 2025, increased $9.0 million, compared to the prior year period.

In the FAM segment, operating income was $11.4 million during the three months ended September 30, 2025 decreased $8.5 million, or 42.7%, compared to the prior year period, primarily due to higher restructuring and other impairment expenses and manufacturing costs, partially offset by higher volume/mix.

In the SAS segment, operating income of $28.4 million during the three months ended September 30, 2025 increased $18.1 million, compared to the prior year period, driven by lower restructuring and other impairment expenses, favorable net selling price versus input cost performance, lower manufacturing costs and lower selling and general expenses, partially offset by unfavorable mix and higher distribution costs.

Unallocated expenses of $23.8 million during the three months ended September 30, 2025 increased $0.6 million, or 2.6%, compared to the prior year period.

Interest Expense

Interest expense of $17.7 million during the three months ended September 30, 2025 decreased $0.6 million, or 3.3%, compared to the prior year period.

Other Expense, Net

Other expense was $3.9 million during the three months ended September 30, 2025, compared to the prior year period expense of $12.7 million. The current period includes non-cash settlement charges associated with our U.S. Pension Plan.

Income Taxes

A $2.4 million income tax benefit in the three months ended September 30, 2025 resulted in an effective tax rate of 42.9% compared with 13.3% in the prior year period. The net change was primarily due to the impact from a one-time tax adjustment and mix of earnings in the current period.

Net Loss and Net Loss per Share

Net loss during the three months ended September 30, 2025 was $3.2 million, or $0.06 per diluted share, compared with net loss of $20.8 million, or $0.38 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2025 and 2024

Net Sales

The following table presents net sales by segment (in millions):

	Nine Months Ended September 30,
	2025	2024	Change	Percent Change
Filtration & Advanced Materials	$590.3	$598.7	$(8.4)	(1.4)%
Sustainable & Adhesive Solutions	933.6	923.8	9.8	1.1%
Total	$1,523.9	$1,522.5	$1.4	0.1%

Consolidated net sales of $1,523.9 million during the nine months ended September 30, 2025 increased $1.4 million, or 0.1%, compared to the prior year period.

FAM segment net sales of $590.3 million during the nine months ended September 30, 2025 decreased $8.4 million, or 1.4%, compared to the prior year period primarily due to lower volume/mix (an approximately 1% decrease), and lower selling prices (an approximately 1% decrease).

SAS segment net sales of $933.6 million during the nine months ended September 30, 2025 increased $9.8 million, or 1.1%, compared to the prior year period, reflecting higher volume/mix (an approximately 3% increase), higher selling prices (an approximately 1% increase), partially offset by sales associated with exited facilities in the prior year (an approximately 4% decrease).

Gross Profit

The following table presents gross profit (in millions):

	Nine Months Ended September 30,			Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Net sales	$1,523.9	$1,522.5	$1.4	0.1%	100.0%	100.0%
Cost of products sold	1,248.2	1,236.0	12.2	1.0%	81.9%	81.2%
Gross profit	$275.7	$286.5	$(10.8)	(3.8)%	18.1%	18.8%

Gross profit of $275.7 million during the nine months ended September 30, 2025 decreased $10.8 million, or 3.8%, compared to the prior year period, reflecting higher manufacturing and distribution costs, partially offset by higher volume/mix.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Nine Months Ended September 30,			Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Selling and general expense	$174.2	$181.0	$(6.8)	(3.8)%	11.4%	11.9%
Research and development expense	18.6	17.5	1.1	6.3%	1.2%	1.1%
Intangible asset amortization expense	47.3	46.9	0.4	0.9%	3.1%	3.1%
Nonmanufacturing expenses	$240.1	$245.4	$(5.3)	(2.2)%	15.8%	16.1%

Nonmanufacturing expenses of $240.1 million during the nine months ended September 30, 2025 decreased $5.3 million, or 2.2%, compared to the prior year period primarily due to lower selling and general expense, as a result of actions taken under the Plan, partially offset by $5.9 million incurred during the first quarter of 2025 related to our previously disclosed Chief Executive Officer transition.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Nine Months Ended September 30,			Percent of Net Sales
	2025	2024	Change	2025	2024
Filtration & Advanced Materials	$15.3	$5.2	$10.1	2.6%	0.9%
Sustainable & Adhesive Solutions	1.5	28.8	(27.3)	0.2%	3.1%
Unallocated expenses	1.4	3.4	(2.0)
Total	$18.2	$37.4	$(19.2)	1.2%	2.5%

The Company incurred total restructuring and other impairment expense of $18.2 million in the nine months ended September 30, 2025 compared with $37.4 million in the prior year period.

Restructuring and other impairment expenses in the FAM segment for the nine months ended September 30, 2025 included impairment charges of $11.3 million, along with severance and other costs associated with facility exits initiated in current and prior years. Restructuring and other impairment expenses for the nine months ended September 30, 2024 consisted of severance charges, along with costs associated with facility exits initiated in prior years.

Restructuring and other impairment expenses in the SAS segment for the nine months ended September 30, 2025 consisted of severance charges. Restructuring and other impairment expenses for the nine months ended September 30, 2024 included severance charges, along with costs associated with facility exits initiated in prior years.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

	Nine Months Ended September 30,			Percent Change	Return on Net Sales
	2025	2024	Change		2025	2024
Filtration & Advanced Materials	$(376.0)	$59.7	$(435.7)	N.M.	(63.7)%	10.0%
Sustainable & Adhesive Solutions	66.2	30.1	36.1	N.M.	7.1%	3.3%
Unallocated expenses	(84.7)	(86.1)	1.4	(1.6)%
Total	$(394.5)	$3.7	$(398.2)	N.M.	(25.9)%	0.2%

Operating loss was $394.5 million during the nine months ended September 30, 2025 compared to operating profit of $3.7 million in the prior year period.

In the FAM segment, operating loss was $376.0 million during the nine months ended September 30, 2025 reflecting a $435.7 million decrease, compared to operating profit of $59.7 million in the prior year period primarily due to the $411.9 million goodwill impairment during the first quarter of 2025, see Note 6. Goodwill. Excluding the goodwill impairment, operating profit was $35.9 million, a $23.8 million decrease from the prior year due to higher restructuring and other impairment expenses, higher manufacturing and distribution costs, unfavorable net selling price versus input cost performance, partially offset by higher volume/mix and lower selling and general expenses.

In the SAS segment, operating profit was $66.2 million during the nine months ended September 30, 2025 reflecting a $36.1 million increase, compared to the prior year period, driven by lower restructuring and other impairment expenses, favorable net selling price versus input cost performance, lower selling and general expenses and lower manufacturing costs, partially offset by higher distribution costs.

Unallocated expenses of $84.7 million during the nine months ended September 30, 2025 decreased $1.4 million compared to the prior year, primarily related to a decrease in selling and general expenses as a result of actions taken under the Plan.

Interest Expense

Interest expense of $54.1 million during the nine months ended September 30, 2025 decreased $0.9 million, or 1.6%, compared to the prior year period.

Other Expense, Net

Other expense was $4.2 million during the nine months ended September 30, 2025, compared to the prior year period expense of $12.1 million in the prior year period. The current period includes non-cash settlement charges associated with our U.S. Pension Plan.

Income Taxes

A $14.6 million income tax benefit in the nine months ended September 30, 2025 resulted in an effective tax rate of 3.2% compared with 20.8% in the prior year period. The net change was primarily due to the impact from a $57.0 million increase to our valuation allowance, goodwill impairment not deductible for tax purposes, and mix of earnings in the current period.

Net Loss and Net Loss per Share

Net loss during the nine months ended September 30, 2025 was $438.2 million, or $(8.04) per diluted share, compared to net loss of $50.2 million, or $(0.93) per diluted share, during the prior year period.

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

Cash Requirements

As of September 30, 2025, $78.4 million of the Company's $97.1 million of Cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $5.8 million primarily represents retained contributions associated with our UK Pension scheme, the use of which is restricted to obligations related to the scheme. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

Working Capital

As of September 30, 2025, the Company had net operating working capital of $354.8 million, including Cash and cash equivalents of $97.1 million, compared to net operating working capital of $386.2 million, including Cash and cash equivalents of $94.3 million as of December 31, 2024. The decrease was attributable primarily to an increase in accounts payable and accrued expenses and other current liabilities, along with a decrease in inventories, partially offset by an increase in accounts receivable.

Cash Provided By Operating Activities

Net cash provided by operating activities was $114.5 million during the nine months ended September 30, 2025 compared to net cash provided of $70.7 million during the prior year period. The increase was due to favorable year-over-year movements in working capital related cash flows and lower cash payments associated with restructuring activities.

During the nine months ended September 30, 2025, net changes in operating working capital resulted in cash inflows of $22.5 million, compared to $0.8 million of inflows during the prior year period. The $21.7 million change was driven by inflows associated with inventories, partially offset by changes in accounts payable and accrued expenses and other current liabilities.

Cash Used In Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 was $23.0 million, compared to cash outflows of $29.4 million during the prior year period, primarily attributable to changes in proceeds from settlement of swap contracts. Capital spending was $28.7 million compared to $32.9 million in the prior year period.

Cash Provided By (Used In) Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 was $87.8 million, compared to cash inflows of $12.2 million during the prior year period. During the nine months ended September 30, 2025, financing activities primarily consisted of $64.0 million of borrowings under the Revolving Facility, $16.8 million of dividends paid to the Company's stockholders, and payments on our long-term debt of $131.1 million.

During the prior year period, financing activities primarily consisted of $127.0 million of proceeds from borrowings under the Revolving Facility, $97.0 million of payments on our long-term debt, and $16.2 million of dividends paid to the Company's stockholders.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividends and Share Repurchases

On November 5, 2025, we announced a cash dividend of $0.10 per share payable on December 19, 2025 to stockholders of record as of November 28, 2025. The covenants contained in the Indenture governing the Notes and Amended Credit Agreement require that we maintain certain financial ratios as disclosed in Note 9. Debt of the notes to the unaudited condensed consolidated financial statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

The following table presents activity related to our debt instruments for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Proceeds from long-term debt	$64.0	$127.0
Payments on long-term debt	(131.1)	(97.0)
Net proceeds (payments) from borrowings	$(67.1)	$30.0

Net payments from borrowings were $67.1 million during the nine months ended September 30, 2025, compared to net proceeds from borrowings of $30.0 million during the prior year period.

Unused borrowing capacity under the Amended Credit Agreement was $420.2 million as of September 30, 2025.

The Company was in compliance with all of its covenants under the Indenture and Amended Credit Agreement at September 30, 2025. With the current level of borrowing and forecasted results, we expect to remain in compliance with financial covenants under the Amended Credit Agreement.

Our total debt to capital ratios at September 30, 2025 and December 31, 2024 were 72.1% and 55.9%, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding our expectations related to the impact of tariffs, the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our cost-reduction and cost-optimization initiatives, profitability, and cash flow, and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2025 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization, the Company repurchased 539,386 shares for $8.0 million cumulatively as of November 3, 2025.

The Company did not repurchase shares during the three months ended September 30, 2025, and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2025 is $22.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Amended Receivables Sales Agreement

On November 5, 2025, the Company entered into that certain Second Omnibus Amendment, dated as of November 5, 2025 to amend (i) the Company’s previously disclosed Receivables Sales Agreement (as amended, the “Amended Receivables Sales Agreement”) and (ii) its previously disclosed Sale and Contribution Agreement, (as amended, the “Amended Sale and Contribution Agreement”) (the “Omnibus Amendment”). Among other things, the Omnibus Amendment (1) extended the term of the Amended Receivables Sales Agreement until November 5, 2026, and (2)

reduced the maximum funding commitment under the Amended Receivables Sales Agreement from $175.0 million to $150.0 million.

The documentation for the Omnibus Amendment includes (i) an amendment to the Receivables Purchase Agreement dated as of November 5, 2025, by and among the Company, Mativ Receivables LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary of the Company (“Seller”), the persons from time to time party thereto as purchasers (the “Purchasers”), PNC Bank, National Association, as administrative agent (“PNC” or “Administrative Agent”), and PNC Capital Markets LLC, as structuring agent (the “Receivables Purchase Agreement Amendment”) and (ii) an amendment to the Sale and Contribution Agreement, dated as of November 5, 2025, by and among the Company, the originators party thereto, and the Seller. The Amended Receivables Sales Agreement amends the original Receivables Purchase Agreement, dated as of December 23, 2022 (as amended from time to time, the “Amended Receivables Purchase Agreement”) and the Amended Sale and Contribution Agreement Amendment the original Sale and Contribution Agreement, dated as of December 23, 2022.

The Amended Receivables Purchase Agreement and the Amended Sale and Contribution Agreement contain certain customary representations and warranties, affirmative and negative covenants, indemnification provisions, and events of default, including those providing for the acceleration of amounts owed by the Seller to the Purchasers under the Amended Receivables Purchase Agreement upon the occurrence of certain events.

The foregoing summary of the Omnibus Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the full and complete terms of the Omnibus Amendment, which is included as Exhibit 10.1, respectively, to this Quarterly Form 10-Q and incorporated herein by reference.

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
*10.1
Second Omnibus Amendment, dated as of November 5, 2025, by and among the Company, Mativ Receivables LLC, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the various purchasers and originators party thereto.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

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

November 6, 2025

By:	/s/ Greg Weitzel
Greg Weitzel Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 6, 2025