Form 10-K
period 2025-12-31
Mativ Holdings, Inc.
filed 2026-02-26
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the outstanding common stock, par value $0.10 per share (the "Common Stock"), of the registrant held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $371.2 million, based on the last sale price for the Common Stock of $6.82 per share as reported on the New York Stock Exchange on said date. For purposes of the foregoing sentence only, all directors and executive officers are assumed to be affiliates.

There were 54,777,042 shares of Common Stock issued and outstanding as of February 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders scheduled to be held on April 30, 2026 (the "2026 Proxy Statement") and filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On July 6, 2022, Schweitzer-Mauduit International, Inc. ("SWM") completed a merger transaction involving Neenah, Inc. ("Neenah"), pursuant to which a wholly-owned subsidiary of SWM merged with and into Neenah (the "Merger"), with Neenah surviving the Merger as a direct and wholly-owned subsidiary of SWM. Effective as of the closing date of the Merger, SWM changed its name to Mativ Holdings, Inc.

On November 30, 2023, we completed the sale of our Engineered Papers business ("EP business") to Evergreen Hill Enterprise Pte. Ltd. ("Evergreen Hill Enterprise"). With the sale of the EP business (the "EP Divestiture"), Mativ ceased participating in tobacco-based product markets.

Effective with the sale, the EP business is presented as a discontinued operation for all periods presented and certain prior period amounts have been retrospectively recast to reflect these changes. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 8. Discontinued Operations of the Notes to Consolidated Financial Statements for more information on the discontinued operation and transaction.

Mativ and its subsidiaries manufacture on three continents, conduct business in over 100 countries and operate 34 production locations worldwide. Our products are sold globally, though are most prevalent in North America and Europe with, to a lesser extent, Asia-Pacific and the rest of the world making up the remainder.

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

Mativ’s long-term growth ambition is focused on enhancing its position as a global specialty materials supplier of choice, driving performance by engineering unique, innovative solutions that connect, protect, and purify our world.

Fuel our customers’ successes. We aim to serve leading customers in specialized, growing segments of materials markets, and look to create value for our customers by combining capabilities, technologies, and service platforms to produce tailored solutions that uniquely solve their most complex challenges. We have an agile supply chain and manufacturing base that enables us to efficiently produce customized offerings, often in smaller batches, that provide premium quality and unique attributes. We also stretch across layers of the value chain, combining our technologies to provide added value to our products and a more complete solution. Further, our products are specified and often undergo rigorous qualification cycles, and we are sought out as a partner for innovation opportunities. This creates deep customer relationships, which we believe fuels our ability to grow in our categories. Examples of this include our ability to bundle multiple components (media, support, cores and tubes) for water filtration, our ability to extrude and coat our advanced films for specified attributes, our ability to create unique colors, textures and finishes for premium packaging and consumer applications, and our ability to modify release characteristics for various adhesive applications.

Capture accelerated growth potential powered by key trends and innovation. We believe our businesses are aligned with key macroeconomic trends and end markets with strong growth outlooks. In addition to our existing product lines, we use these long-term trends to guide innovation efforts and bring to life solutions that support our customers’ evolving needs. Key themes such as the demand for cleaner air and water, modern building practices, increased uses of adhesives, advancements in health and wellness and the desire for sustainable, eco-friendly alternatives, align with our offerings and provide long-term support for demand. In our filtration category, we produce multiple critical components of reverse osmosis filters supporting the increasing demand for clean water, as well as other highly engineered media to support rising needs for air and liquid purification in HVAC, industrial and life science applications. Our advanced films are used in automotive and building applications to safeguard surfaces from sunlight, sound, impact, water, and temperature—increasingly relevant to protect vehicles and buildings. Release liners are essential in the activation process of adhesives in both temporary and permanent connection applications, and are used in growing areas such as hygiene products for adult and feminine care, construction and labeling. Our healthcare lines support advanced healing, wound cleansing, skin-friendly adhesives, as well as device fixation for wearable medical devices—all influenced by an aging population and increased global focus on health and wellness. Our tapes and industrial products provide solutions used in growing areas such as cable harnesses and tape for electric vehicles, and protective coverings for cables used in infrastructure and construction. Lastly, our paper and packaging business addresses needs for sustainability and eco-friendly alternatives to plastic while supporting brand aesthetics and the customer experience.

Leverage economies of scale. We continue to execute on significant incremental revenue opportunities, as we look to identify strategic cross-selling opportunities and innovation in key categories like filtration, healthcare, release liners and tape. We also see geographic expansion as a growth opportunity to complement our expanded footprint in Asia, North America and Europe, demonstrated by recent growth investments in our sites in Italy, Canada, the United Kingdom and Mexico. Lastly, we are leveraging a more comprehensive value chain position, where we believe we can cross-source and present more complete offerings to our customers.

Transform the portfolio. We focus our investments, resources and efforts towards categories with the highest value-creation potential, focused on growth and margin-accretive opportunities. We actively manage elements of our portfolio that are non-core, margin dilutive or do not align with our growth ambitions to free up resources and to focus on more growth-oriented aspects of our portfolio. We have also closed or divested a number of smaller, non-strategic sites and redeployed capital to repay debt and invest in categories that are geographically expansive and products where we see additional opportunities for growth.

Reduce complexity and optimize our business. We continue to focus on optimizing our business, and we believe this presents a meaningful opportunity to unlock value. In recent years, we have significantly enhanced our portfolio mix and continue to prioritize debt reduction, reducing net debt by approximately 45% since the Merger.

In January of 2024, we enacted an organizational realignment initiative (the "Plan") which enabled $20.0 million of run-rate savings at the end of 2024, and we projected the Plan would deliver an additional $20 million of savings by the end of 2026. However, in the first quarter of 2025, we augmented and accelerated the Plan to deliver immediate cost reductions to our selling and general expenses, operations, and procurement, which delivered nearly $20.0 million of savings in 2025 alone. The next wave of initiatives will target additional cost reductions of $15.0 million to $20.0 million by the end of 2026.

We continue to monitor opportunities for divesting and/or consolidating facilities, product lines, and supply chain support to reduce complexity and unlock value. Continued investments in technology will further drive efficiency, productivity, and streamline support processes.

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

Global manufacturing and supply chain. We believe our ability to combine technologies, our purpose-built, flexible asset base and our extensive global reach enables us to create solutions and support our customers' needs in how and where they go to market. With established manufacturing facilities in all major economic regions and sales in over 100 countries, we leverage local expertise to understand and meet the unique needs of our clients in each area. Our efficient global distribution network ensures timely delivery of products to customers worldwide and adherence to international trade regulations and standards.

Leading market position across multiple verticals. We believe we hold leading market positions in many of our core products, having developed unique and specialized capabilities to meet stringent qualification processes for our customers in various end markets. Our strong brand recognition, technologies and trust in the specialty materials industry fosters a loyal customer base. Our product and brands are synonymous with quality, reliability and innovation. Through long-standing relationships and custom capabilities, we have created a competitive moat that makes it costly for customers to switch to another product or provider. Our customers invest alongside us to provide turnkey solutions to the end market, often building their specifications in support of our products and further building deep, interdependent and long-standing relationships. We continue to align our portfolio towards high-growth sectors. We believe this strategic shift toward preferred categories will improve growth trajectory and further establish us as a market leader.

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

Our quarterly earnings conference calls are typically held the morning after our quarterly earnings releases and are available through our website via a webcast. The tentative dates for our quarterly earnings conference calls related to 2026 financial results are May 7, 2026, August 6, 2026, November 5, 2026, and February 18, 2027. These dates are subject to change. Instructions on how to listen to the webcasts and updated information on times and actual dates are available through our website at www.mativ.com.

DESCRIPTION OF BUSINESS

Segment Financial Information

Our two reportable segments are: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS"), focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions.

Additional information regarding "Segment Performance" is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Selected financial data for our segments is available in Note 19. Segment Information of the Notes to Consolidated Financial Statements and a discussion regarding the risks associated with foreign operations is available in Part I, Item 1A. "Risk Factors".

Financial information about foreign and domestic operations, contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 herein and in Notes 11, 12, 15 and 19 ("Restructuring and Other Impairment Activities," "Debt," "Income Taxes," and "Segment Information," respectively) of the Notes to Consolidated Financial Statements contained in "Financial Statements and Supplementary Data" in Part II, Item 8 herein, is incorporated by reference in this Item 1.
Filtration & Advanced Materials

Filtration & Advanced Materials is focused on manufacturing and selling highly engineered polymer, resin and fiber-based substrates, nets, films and other performance materials for demanding end-use applications. FAM primarily supplies customers directly, serving a diverse set of higher growth global end markets. For the twelve-month period ended December 31, 2025, FAM comprised approximately 39% of our revenues. The segment's key product categories include:

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

Markets and Customers. The applications and customers the FAM segment serves are in growing end-markets, and as a percentage of total FAM segment net sales in 2025 were as follows: filtration & netting – 67% and advanced films – 33%. These products are highly engineered and often customized. No customer represents more than 10% of our consolidated net sales. Our products are generally used in markets that are directly affected by economic business cycles. Most products are performance-based and require extended qualification by customers; however, certain categories may also be subject to the substitution of lower cost substrates for less demanding applications.

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

Sustainable & Adhesive Solutions

Sustainable & Adhesive Solutions leverages a diverse array of production techniques, including precision coating, adhesive application, saturation and advanced converting, to manufacture specialty products that are highly customized for specific, demanding applications and often service specialty segments of large, global categories. SAS sells its products through a number of channels, including authorized distributors, converters, major retailers, as well as directly to customers and system integrators. For the twelve-month period ended December 31, 2025, SAS comprised approximately 61% of our revenues. The segment’s key product categories include:

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

Markets and Customers. The applications and customers the SAS segment serves are in a combination of growing and mature end-markets. A percentage of total SAS segment net sales in 2025 were as follows: tape, labels & liners – 48%, paper & packaging – 27%, and healthcare & other – 25%. Many of these products are highly engineered and often customized. No customer represents more than 10% of our consolidated net sales. Our products are generally used in markets that are directly affected by economic business cycles.

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

Research and Development

We are dedicated to developing product innovations and continuous improvements to meet the evolving needs of our customers. We believe our research and product development capabilities have played an important role in establishing our reputation for high quality, superior products. We have a history of finding innovative design solutions, including developing products that improve the performance of customers' products and manufacturing operations. We believe our commitment to research and development, coupled with our investment in new technology and equipment, has positioned us to take advantage of growth opportunities in our target markets. As of December 31, 2025, we employ over 100 research and development employees in research and laboratory facilities around the world.

Intellectual Property

Patents, trade secrets and trademarks are an important part of Mativ’s intellectual property. Mativ’s products are sold around the world under various trademarks. Many of the processes used to make Mativ's products are kept as trade secrets. Mativ owns, or holds licenses to use, numerous U.S. and foreign patents. Mativ’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. In general, no single patent or group of related patents is material to the conduct of Mativ’s business as a whole or to any of Mativ’s business segments. At December 31, 2025, Mativ owned over 1,100 patents and patent applications globally.

Human Capital

The Company’s ambition is to be the global leader in specialty materials, solving complex challenges for our customers, creating value for our shareholders, and offering meaningful professional opportunities for approximately 5,000 employees worldwide.

Mativ’s talent strategy aligns closely with our core values – Prioritize Safety, Be Curious, Have a Voice, Win with Customers, Make It Happen – and focuses the organization on its goal of accelerating employee growth by fostering a culture of possibility and cultivating the right people in the right roles with the right skills at the right time. We are doing this by continually evolving how we attract, engage, grow, and reward our people. Our employees are represented geographically as summarized below.

Geographic Region	Employee Percentage
North America	59%
Europe	33
Asia Pacific	8
Total	100%

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

We aim to be an employer of choice. To do that, we are committed to fostering inclusive environments within our corporate culture and functions. To us, this means that all employees have an opportunity to thrive at Mativ. We believe this is more than just a program or policy. We are focused on maintaining an environment of trust and belonging where employees can be their authentic selves. Our intent is that this journey will help employees understand that our differences make us stronger. We are committed to building and fostering a culture where differences are honored, opportunities are available for all and employees can feel valued, empowered, and respected for who they are. As such, we have developed key areas of focus for our efforts including Employee Lifecycle, Education and Internal Community and Allyship. Our goal is to ensure this emphasis is weaved in all aspects of the employee lifecycle which includes Attract, Engage, Grow, Reward with on-going partnership with our leaders.

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

Environmental

Our commitment to integrity and accountability drives us to be responsible stewards of the environment. In recognition of our responsibility to understand and mitigate our environmental impact, we incorporate environmental planning and performance auditing into our routine environmental, health, safety, and sustainability (EHS&S) activities, focusing on the sustainable use of natural resources and the management of emissions, energy, water, and waste. Our Environmental Policy codifies our commitment to conserving resources, minimizing waste, and reducing our environmental impacts, defining the scope of our environmental efforts across our operational footprint, product portfolio, and value chain.

In line with our corporate environmental commitments and Environmental Policy, as of December 31, 2025, ten of our facilities had achieved ISO 14001 certification for their environmental management systems, and four facilities had achieved ISO 50001 certification for their energy management systems. We conduct periodic internal and external audits across our facilities and engage sites with corporate- and site-level training to support ongoing compliance.

Additional information regarding key climate, energy, water, and waste metrics and reduction activities can be found in our 2024 ESG Tear Sheet, which aligns with the International Financial Reporting Standards (IFRS) Foundation’s Sustainability Accounting Standards Board (SASB) metrics and is available on the Ethics and Compliance section of our website at https://mativ.com/about-us/ethics-and-compliance/. To demonstrate how climate-related matters are integrated into our risk management and financial planning, we have also included a detailed climate-related financial disclosure in the Appendix, informed by the Task Force on Climate-related Financial Disclosures (TCFD) framework and the IFRS S2 Standard on Climate-related Disclosures.

Product Stewardship

Product Sustainability: As a global leader in specialty materials, Mativ is committed to delivering safe, high-quality products and services to our customers in compliance with all stakeholder requirements, applicable standards, and market regulations. We lay out these priorities in detail through our enterprise-wide Quality Policy, which is approved by our CEO and internally communicated to employees. In alignment with this, many Mativ locations follow recognized quality management systems. As of December 31, 2025, 29 Mativ facilities had achieved ISO 9001 certification. We also maintain quality management system certifications under ISO 13485 and IATF 16949 at sites producing medical and automotive products, respectively. Additionally, we hold product-specific certifications from the Forest Stewardship Council (FSC), OEKO-TEX, and Underwriters Laboratories (UL), each requiring high quality management standards tailored to their specific use-case applications.

We design our products with a focus on efficiency and quality to ensure they meet the unique demands of their use-phase applications while aligning with the sustainability ambitions of our company and customers. Beyond prioritizing customer needs and business objectives, we aim to create products that deliver enduring value without compromising the health of our environment. Examples include Gessner lignin filter media, an eco-friendly cellulose filter media with lignin saturation that offers a groundbreaking solution for sustainable filtration needs, Scapa 2630, a halogen-free polyolefin tape designed for bundling automotive wiring harnesses that uses a solvent-free and low-VOC adhesive, and MEDIDURATM Reinforced Medical Packaging Papers, which comprise primarily FSC-controlled fiber and use less raw material and feature a higher tear-to-weight ratio than other grades of medical packaging papers. Additionally, our Weidach and Bruckmühl sites have an on-site resource to support customer requests for product carbon footprint ("PCF") disclosures. In 2025, they have generated over 30 PCF disclosures and manage the program to the ISO 14067 standard.

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

Social

Health and Safety: We prioritize the health and well-being of our employees and communities above all else, with a strong focus on ensuring physical, psychological, and emotional safety. Every Mativ facility implements a common set of Mativ safety tools and processes that are designed to detect critical hidden risks, in order to eliminate or mitigate those risks, as well as maintain regulatory compliance. This commitment is reinforced through regular safety engagements with employees, various types of risk assessments, ongoing employee safety training, and the involvement of active joint health and safety teams. In 2023 we introduced Safety Key Element Maturity Assessments ("SKEMA") to evaluate the maturity of our sites’ safety risk management practices against an ideal state. In 2024, each site performed a SKEMA self-assessment, and most sites received an on-site validation from an internal assessment team. The results were then used to develop site-specific action plans to close identified gaps. Throughout 2025, progress toward execution of site-level SKEMA action plans was tracked as one of three components on Mativ’s Balanced Scorecard of leading safety indicators. The Balanced Scorecard is one of Mativ’s North Star metrics, which drives accountability and results.

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
•Engage: In 2024, we partnered with an independent third party to launch our first global employee engagement survey. More than 2,000 employees shared meaningful comments and insights, contributing to an 81% participation rate among our white-collar workforce. Our leaders review the results and collaborate closely with their teams to identify and implement meaningful actions that drive positive, lasting change throughout the organization. We also engage employees via quarterly town hall meetings hosted by our CEO, ongoing functional and segment-specific town halls hosted by our executive leadership team, and routine communications via email and within our intranet.
•Grow: Mativ’s MyPath performance and development framework provides resources to salaried employees to develop and grow their skill sets through targeted experiential learning and educational opportunities. Through MyPath, employees set individualized performance and development goals, complete regular check-in conversations with their managers, and leverage tools and resources to help them progress toward their career aspirations.
•Reward: We offer a comprehensive and competitive benefits package designed to support the physical, financial, and emotional well-being of our employees and their families, including but not limited to medical, dental, and vision coverage, prescription drug plans, disability and life insurance, and family planning services. In the United States, we also provide wellness coaching and incentive programs, telehealth services, access to fitness platforms, an employee advocacy program, and a robust Employee Assistance Program (EAP). Additionally, we believe that thriving businesses play a crucial role in building resilient communities, which is why we encourage our employees to actively support their communities through both local and company-wide initiatives. To amplify these efforts, Mativ’s matching gift program matches employee contributions to qualified educational and charitable organizations, offering up to $2,500 per person or organization in unrestricted funds.

Governance

Ethics and Integrity: Central to our cultural and operational foundation is the Mativ Code of Conduct, a key resource for making informed, compliant, and ethical decisions. This document details policies, standards, and expectations to guide every individual at Mativ in their work and interactions. The Code applies to all employees, officers, and directors of Mativ and its subsidiaries worldwide. Agents and contractors of the Company are also expected to read, understand, and abide by the Code. Our annual Code of Conduct training highlights ethical challenges our employees may encounter and leads them through interactive modules to ensure responsible behavior and actions. At the executive level, Mativ’s Chief Legal and Human Resources Officer oversees our ethics program. At the Board level, the Audit Committee (AC) has been delegated responsibility for periodically reviewing the Company’s Code of Conduct and the Company’s systems to enforce and monitor compliance with the Code. The AC receives quarterly updates from management on ethics-related matters.

Our Global Information Security Policy is a key component of our strategy to safeguard Mativ’s data and assets. This top-level policy, along with our detailed data management standards and procedures, guides users in protecting the confidentiality, integrity, availability, and appropriate use of our data and assets. Our Chief Information Security Officer, who reports to the Chief Information Officer and ultimately to the Chief Executive Officer, oversees the Company’s data security program. Regular program status updates are provided to leadership through meetings of the Cybersecurity and IT Risk Steering Committee, Executive Leadership Team, AC, and full Board. We align our approach to data security management with the National Institute of Standards and Technology (NIST) CSF 2.0 framework. Our strategies to identify and mitigate data security risks include vulnerability scanning, internal audits, and annual external penetration testing. Mativ also engages in monthly data security awareness training and phishing simulations to reinforce a culture of integrity.

ESG Oversight: At the Board level, general oversight responsibility for ESG is delegated by the Board to the Nominating & Governance Committee (NGC). The NGC Chair reports on ESG-related matters to the full Board. Additionally, the AC oversees the risk management process through its supervision of our enterprise risk management (ERM) system, which provides a structured approach to identifying, assessing, monitoring, and managing risks, including ESG-related issues that may affect the short-term continuity or long-term viability of our business. Internal Audit conducts an annual ERM assessment and presents the findings to the AC. The AC Chair then reports any significant findings to the full Board. At the management level, our cross-functional ESG Committee includes representatives from our corporate Environment, Health, Safety & Sustainability (EHS&S), Human Resources, Supply Chain, and Legal teams. Meeting monthly, the ESG Committee sets general strategy and assesses and monitors developments relating to ESG matters, including associated dependencies, impacts, risks, and opportunities. The Committee also develops, implements, and monitors initiatives, policies, and targets based on Mativ’s ESG strategy. The Chief Legal and Human Resources Officer serves as the ESG Committee’s Executive Sponsor. Leaders from our corporate EHS&S and Legal teams serve as co-Chairs, providing Committee updates at each regularly scheduled NGC meeting, with periodic reports to the full Board.

Corporate Governance: Mativ believes good corporate governance supports long-term value creation for our stockholders. Our approach includes several best practices, including directors possessing a wide range of skills and expertise, annual evaluations of the Board and its committees, regular executive sessions for independent directors, director orientation and continuing education, membership for each director in the National Association of Corporate Directors ("NACD"), stock ownership guidelines for executive officers and non-employee directors, a prohibition on hedging and pledging, director ineligibility for reelection after the age of 72, Board oversight of ERM, and Board oversight of ESG matters. The Governance section of our website at https://ir.mativ.com/governance/governance-documents/default.aspx includes our Code of Conduct, by-laws, corporate governance guidelines, and Board of Directors committee charters. Additional information about Mativ's governance can also be found in our proxy statement.

Working Capital

We normally maintain approximately 60 to 80 days of inventories to support our operations. Our sales terms average between 30 and 60 days for payment by our customers, dependent upon the products and market segment served. With respect to our accounts payable, we typically carry approximately 30 to 40 days outstanding, in accordance with our purchasing terms, which vary by business location. The accounts payable balance varies in relation to changes in our manufacturing operations, particularly due to changes in prices of wood pulp, resins and purchased energy and the level and timing of capital expenditures related to projects in progress.

Executive Officers of the Registrant

The names and ages of our executive officers as of December 31, 2025, together with certain biographical information, are as follows:

Name	Age	Position
Shruti Singhal	56	President and Chief Executive Officer
Ryan Elwart	52	Group President
Greg Weitzel	54	Chief Financial Officer(1)
Mark Johnson	49	Chief Legal and Administrative Officer
(1)Greg Weitzel departed from the Company, effective December 31, 2025. Scott Minder was appointed Chief Financial Officer effective January 1, 2026.

There are no family relationships between any of the directors or any of our executive officers. None of our officers were selected pursuant to any arrangement or understanding between the officer and any person other than the Company. Our executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

Shruti Singhal was appointed President and Chief Executive Officer effective March 11, 2025 and also serves as a director. Mr. Singhal brings extensive expertise leading transformations through strong operational and commercial execution, profitability initiatives, and driving innovation. He previously served as Chief Executive Officer of Galata Chemicals and Chroma Color. Prior to his appointment as Mativ’s President and Chief Executive Officer, Shruti served on the Board of Directors as the Chair of the Nominating & Governance Committee and also on the Compensation Committee, and he previously served on the Audit Committee. Throughout his career, Shruti has worked in North America and Europe, and has held roles of increasing responsibility at global businesses including DSM, General Cable, Solenis, Ashland, The Dow Chemical Company, Rohm and Haas, Cognis (now BASF) and Henkel.

Ryan Elwart was appointed Mativ's Group President of Sustainable and Adhesive Solutions in January 2024. Mr. Elwart joined Mativ from Georgia-Pacific, where he most recently served as the Chief Customer Officer for the Georgia Pacific Consumer Products Group from April 2020 to January 2024, and as SVP, Global Sales from September 2014 to April 2020. As Chief Customer Officer, he led a combined sales and commercial capability organization for the consumer business, including retail and B2B sales, eCommerce, training, customer planning, category management, and sales strategy for the company’s retail and commercial segments. Prior to Georgia Pacific, Mr. Elwart also held multiple sales positions at PepsiCo and Hormel Foods.

Greg Weitzel departed from the Company, effective as of December 31, 2025. Mr Weitzel was appointed Chief Financial Officer effective April 2, 2023. Prior to his tenure as Chief Financial Officer, Mr. Weitzel served as Vice President, Financial Planning and Analysis of the Company since the closing of the Merger on July 6, 2022. Mr. Weitzel had previously served in the same role with Neenah since 2018. Prior to joining Neenah, Mr. Weitzel served in leadership roles within Finance and Supply Chain for Georgia Pacific over a span of nearly 20 years.

Scott Minder was appointed Chief Financial Officer, effective January 1, 2026. Prior to joining Mativ, Mr. Minder served as Senior Vice President, Chief Financial Officer, and Treasurer of Hyster-Yale, Inc. He previously held senior finance leadership roles at ATI Inc. and PPG Industries, where he oversaw investor relations, treasury, and global business finance. Earlier in his career, he held finance and operational leadership positions with Penske Logistics and General Motors.

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

Item 1A. Risk Factors

Factors That May Affect Future Results

Many risk factors both within and outside of our control could have an adverse impact on our business, financial condition, results of operations and cash flows and on the market price of our common stock. While not an exhaustive list, the following important risk factors could affect our future results, including our actual results for 2025 and thereafter and could also cause our actual results to differ materially from those expressed in any forward-looking statements we have made or may make.

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

Our operations are located in many countries around the world and operate, to a degree, in a decentralized manner. There are inherent control and fraud risks in such a structure. Moreover, we have manufacturing facilities in 11 countries and sell products in over 100 countries, many of which are emerging and undeveloped markets.

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

We conduct business in over 100 countries and operate 34 production locations worldwide. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries in which we operate. Trade discussions with the United States and its various trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties. For instance, trade actions taken by the U.S. government throughout 2025 have resulted in substantial regulatory uncertainty regarding international trade and trade policy. The U.S. government has proposed the implementation of, or did implement, a number of changes to trade policy, including tariffs on imports to the United States from a large number of countries, including baseline tariffs and additional individuals reciprocal tariffs on certain countries with whom the United States has trade deficits. The U.S. government has also raised the possibility of other initiatives that may affect international trade, including renegotiation of trade agreements with other countries and the possible introduction of other import duties or tariffs. Many of our raw materials imports are subject to existing duties, tariffs and quotas. The implementation of tariffs or border taxes has increased our cost of goods sold, which in turn impacted our pricing and our financial performance. The imposition of additional duties, tariffs and quotas could exacerbate this trend. Furthermore, certain of our competitors may be better positioned than us to withstand or react to these challenges, and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales and earnings.

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

We may utilize a combination of variable and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable rate long-term debt when we believe that it is practical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements, forward rate agreements and cross currency swaps. There are inherent risks associated with interest rate hedges, including those associated with the movement of interest rates, counterparty risk and unexpected need to refinance debt, thus there can be no certainty that our hedging activities will be successful or fully protect us from interest rate exposure. As of December 31, 2025, the percentage of the Company’s fixed and floating interest rate debt was 39.0% and 61.0%, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Including the impact of these transactions, as of December 31, 2025, the percentage of the Company’s debt subject to fixed and floating rates of interest was 86.0% and 14.0%, respectively.

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

Impairment of goodwill has negatively impacted our results of operations. If goodwill is further or fully impaired in the future, our results of operations will be negatively impacted further.

We evaluate goodwill for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market considerations, overall financial performance, market capitalization and other relevant events. Significant changes to these factors could impact the assumptions used in calculating the fair value of goodwill or intangible assets and may indicate potential impairment. As described in Note 9. Goodwill, of the Notes to Consolidated Financial Statements, during the first quarter of 2025, primarily in response to a sustained decline in the Company's share price, an interim quantitative goodwill impairment test was performed, which resulted in a goodwill impairment charge of $411.9 million. In the fourth quarter of 2025, we completed our annual goodwill assessment and no additional impairment charge was recognized as of December 31, 2025. We will continue to conduct impairment analyses of our goodwill on an annual basis, as well as whenever there are events or changes in circumstances which indicate that the carrying amount may not be recoverable. We could be required to record additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than the carrying values. Further impairments of our goodwill could adversely affect our results of operations.

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

The introduction of artificial intelligence (“AI”) may present risks to our business.

We are in the early stages of adopting artificial intelligence (“AI”) in certain areas of our operations. Our increasing use of, or reliance on, AI, machine learning, and other advanced automation technologies could present risks to our business and may expose the Company to additional cybersecurity, data privacy, intellectual property, and regulatory compliance risks, particularly where AI systems depend on third‑party vendors, cloud‑based platforms, or external data sources. In addition, laws and regulations governing the development and use of AI are evolving and may impose additional compliance obligations or restrict certain applications.

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

We employ approximately 5,000 employees, including certain manufacturing employees represented by unions. Although we believe that employee and union relations are generally positive, there is no assurance that this will continue in the future and problems or changes affecting employees in certain locations may affect relations with our employees at other locations. The risk of labor disputes, work stoppages or other disruptions in production could adversely affect us, especially in conjunction with potential restructuring activities. If we cannot successfully negotiate or renegotiate collective bargaining agreements, or if negotiations take an excessive amount of time, there may be a heightened risk of work stoppages and we may be unable to achieve planned operational efficiencies. Work stoppages may be caused by the inability of national unions and the governments of countries in which we operate from reaching agreement and are outside of our control. Any work stoppage or failure to reach agreements with our unions could have a material adverse effect on our customer relations, our productivity, the profitability of a manufacturing facility, our ability to develop new products and on our operations as a whole, resulting in an adverse impact on our business, financial condition, results of operations and cash flows.

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
Our results of operations may be negatively affected by expenses we record for our defined benefit pension plans. Generally accepted accounting principles in the U.S., require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets, longevity of our current and former employees and other economic conditions, which may change based on changes in key economic indicators and mortality tables. We are required to make an annual measurement of plan assets and liabilities, which may result in increased funding obligations or negative changes in our stockholders' equity. At the end of 2025, the combined projected benefit obligation of our pension plans had a net underfunding of $15.0 million. The Company has both funded and unfunded pension plans and we make contributions to our pension trusts (where applicable) based on many factors, including regulatory guidelines, investment returns of the trusts, and availability of cash for pension contributions versus other priorities. For a discussion regarding our pension obligations, refer to Note 16. Postretirement and Other Benefits of the Notes to Consolidated Financial Statements in Part II, Item 8 and "Other Factors Affecting Liquidity and Capital Resources" in Part II, Item 7. Although expense and pension funding contributions are not directly related, key economic factors that affect expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act ("ERISA") for U.S. plans. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans.

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

Item 2. Properties

As of December 31, 2025, we conduct business in over 100 countries and operate 34 production locations worldwide, with offices and facilities in the United States, United Kingdom, China, Germany, France, Belgium, India, Canada, Spain, Italy, Mexico, and Luxembourg.

Our principal production facilities as of December 31, 2025 are summarized below:

Geographic Region	FAM	SAS
U.S.	9	10
Europe	3	7
Asia/Pacific	1	2
Americas (excluding U.S.)	0	2
Total(1)	13	21
(1) Includes leased sites as follows: United States - 7, Europe - 2, Asia/Pacific - 3, Americas - 1.

We consider all of our operating facilities to be well-maintained, suitable for conducting our operations and business, and adequately insured.

Item 3. Legal Proceedings

General

In the ordinary course of business, we are involved in various legal proceedings from time to time, including relating to contracts, commercial disputes, taxes, environmental issues, employment and workers' compensation claims, product liability and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material effect on the results of operations in a given quarter or year, but no assurances can be given in this regard. Refer to Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.

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

Indemnification Matters

In connection with our spin-off from Kimberly-Clark in 1995, we undertook to indemnify and hold Kimberly-Clark harmless from claims and liabilities related to the businesses transferred to us that were not identified as excluded liabilities in the related agreements. As of December 31, 2025, there were no material claims pending under this indemnification.

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of December 31, 2025, there were no material claims pending under this indemnification.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock, $0.10 par value per share ("Common Stock") is trading on the New York Stock Exchange (NYSE") under the symbol "MATV." Prior to the Merger, our Common Stock was listed on the NYSE, trading under the symbol "SWM" since November 30, 1995. On February 23, 2026, our stock closed at $10.98 per share.

Performance Graph. The following graph compares the total cumulative stockholder return on our Common Stock during the period from December 31, 2020 through December 31, 2025 with the comparable cumulative total returns of the Russell 2000, S&P SmallCap 600 Capped Materials Index and self-constructed peer group, both of which we consider to be reflective of the performance of the industries in which we operate. The peer group portfolio includes nine U.S. based materials companies including Clearwater Paper Corp., Deluxe Corp., Eastman Chemical Co., Essentra Plc, Graphic Packing Holding Corp, Greif Inc., Magnera Corp, Rayonier Advanced Materials Inc., and Sealed Air Corp. In 2021, the peer group included Neenah, Inc. and Intertape Polymer Group Inc., which were acquired during 2022 and are no longer peer group public entities. They were replaced with Deluxe Corp. and Eastman Chemical Co. In 2024, the peer group included Berry Global Group Inc. and Glatfelter Corp. which were acquired during 2025 and are no longer peer group public entities. Glatfelter Corp. was replaced with Magnera Corp.

The graph assumes that the value of the investments in the Common Stock and each index were $100 on December 31, 2020, and that all dividends were reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five-Year Return

Holders. As of February 23, 2026, there were 1,684 stockholders of record.

Dividends. We have declared and paid cash dividends on our Common Stock every fiscal quarter since the second quarter of 1996. In 2025, 2024 and 2023, we declared and paid cash dividends totaling $0.40, $0.40, and $1.00 per share, respectively. On February 18, 2026, we announced a cash dividend of $0.10 per share payable on March 27, 2026 to stockholders of record as of the close of business on March 13, 2026. Our credit agreement covenants require that we maintain certain financial ratios, as disclosed in Note 12. Debt of the Notes to Consolidated Financial Statements, none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Recent Sales of Unregistered Securities. We had no unregistered sales of equity securities during the fiscal year ended December 31, 2025.

Repurchases of Equity Securities. The Company did not repurchase shares during 2025 and the remaining amount of share repurchases currently authorized by our Board of Directors as of December 31, 2025 is $22.0 million.

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization for the share repurchases, the Company purchased 539,386 shares for $8.0 million cumulatively as of February 23, 2026.

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

As discussed in Note 8. Discontinued Operations of the Notes to Consolidated Financial Statements, the results from continuing operations exclude the results of our EP Business for all periods presented. All information presented within this MD&A is on a continuing operations basis.

Recent Developments

Throughout 2025, the U.S. government proposed the implementation of, or did implement, a number of tariffs on imports to the United States from a large number of countries, including baseline tariffs and additional individualized reciprocal tariff on certain countries with whom the United States has the largest trade deficits. Increased tariffs by the United States has led and may continue to lead to the imposition of retaliatory tariffs by foreign governments. Additionally, throughout 2025, the U.S. government announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Uncertainties about tariffs and their effects on trading relationships, including as a result of future developments, may impact the macroeconomic conditions in the markets in which we operate, and may do so with little to no advanced notice. Although we are continuing to monitor the impact of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

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

For further information, refer to "Litigation" in Part I, Item 3, "Legal Proceedings" and Note 18. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment Valuation

Certain of our manufacturing processes are capital intensive; as a result, we make substantial investments in property, plant and equipment which are recorded at cost. Net property, plant and equipment comprised 30% of our total assets as of December 31, 2025. Property, plant and equipment is depreciated on the straight-line method over the estimated useful lives of the assets. Production machines and related equipment are not subject to substantial technological changes rendering them obsolete and are generally depreciated over estimated useful lives of 5 to 20 years. When indications of impairment exist, we assess the likelihood of recovering the cost of long-lived assets based on our expectation of future profitability and undiscounted cash flow of the related asset group. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property, plant and equipment. Changes in management's estimates and plans could significantly impact our financial condition, results of operations and cash flows.

Goodwill

Goodwill is not subject to amortization and is tested for impairment at the reporting unit level annually, during the fourth quarter, specifically October 1, or more frequently if events or changes in circumstances indicate impairment may exist. The Company determines the fair value of its reporting units using the income approach based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge. During the years ended December 31, 2025 and 2023, we performed interim quantitative goodwill impairment tests, which resulted in non-cash impairment charges of $411.9 million and $401.0 million, respectively. Refer to Note 9. Goodwill, of the Notes to Consolidated Financial Statements for additional information. The annual impairment tests performed on October 1, 2025, 2024 and 2023 resulted in no impairment charges. We continue to monitor the impact of the sustained impact of macro-economic conditions, an increasingly global competitive environment, along with continued volatility particularly in the construction and automotive sectors. Future deterioration in these conditions may require us to perform an interim quantitative impairment test in 2026.

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

SUMMARY

In 2025, we reported a net loss of $337.4 million on total net sales of $1,987.0 million. Compared to the prior year, net sales increased $5.9 million, or 0.3%. Sales reflected higher volume/mix, favorable currency translation, and higher selling prices, partially offset by sales associated with exited facilities. FAM segment net sales increased $1.0 million, or 0.1%, compared to prior year primarily driven by favorable currency translation, partially offset by lower selling prices. SAS segment net sales increased $4.9 million, or 0.4%, compared to prior year primarily driven by higher volume/mix, higher selling prices, and favorable currency translation, partially offset by sales associated with exited facilities.

The increase in net loss in 2025 compared to 2024 was primarily due to the $411.9 million goodwill impairment expense. For more information on the goodwill impairment, refer to Note 9. Goodwill of the Notes to Consolidated Financial Statements. The Company incurred restructuring and other impairment charges of $19.9 million and $38.1 million, in 2025 and 2024, respectively, primarily related to exiting certain product categories and site closures.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Net sales	$1,987.0	$1,981.1	$2,026.0
Cost of products sold	1,624.1	1,617.0	1,670.2
Gross profit	362.9	364.1	355.8

Selling and general expense	228.7	233.8	263.9
Research and development expense	23.6	23.0	21.2
Intangible asset amortization expense	63.2	62.9	61.0
Total nonmanufacturing expenses	315.5	319.7	346.1

Goodwill impairment expense	411.9	—	401.0
Restructuring and other impairment expense	19.9	38.1	22.6
Operating profit (loss)	(384.4)	6.3	(413.9)
Interest expense	71.1	74.7	62.2
Loss on debt extinguishment	—	7.3	—
Other expense, net	(7.5)	(3.2)	(4.8)
Loss from continuing operations before income taxes	(463.0)	(78.9)	(480.9)
Income tax expense (benefit)	(125.6)	(30.2)	26.8
Net loss from continuing operations	(337.4)	(48.7)	(507.7)
Income from discontinued operations, net of tax	—	—	198.2
Net loss	$(337.4)	$(48.7)	$(309.5)

Net income (loss) per share from continuing operations
Basic	$(6.19)	$(0.90)	$(9.33)
Diluted	$(6.19)	$(0.90)	$(9.33)

Comparison of the Years Ended December 31, 2025 and 2024

Net Sales

The following table presents net sales by segment (in millions):

	2025	2024	Change	Percent Change
FAM	$767.5	$766.5	$1.0	0.1%
SAS	1,219.5	1,214.6	4.9	0.4%
Total	$1,987.0	$1,981.1	$5.9	0.3%

The following table presents components of change in net sales by segment for the year ended December 31, 2025 compared to 2024 (as a percentage of net sales):

	Percent Change in Net Sales
	FAM	SAS	Total
Volume/mix	0.1%	2.0%	1.3%
Sales associated with exited facilities	—	(3.5)	(2.1)
Total volume/mix	0.1	(1.5)	(0.8)
Selling price	(1.1)	1.0	0.2
Currency translation	1.1	0.9	0.9
Total percent change	0.1%	0.4%	0.3%

FAM segment net sales of $767.5 million during the year ended December 31, 2025 increased $1.0 million, or 0.1% compared to prior year-end. Sales reflected favorable currency translation, offset by lower selling prices.

SAS segment net sales of $1,219.5 million during the year ended December 31, 2025 increased $4.9 million, or 0.4% compared to the prior year-end. Sales reflected higher volume/mix, higher selling prices, and favorable currency translation, partially offset by sales associated with exited facilities.

Gross Profit

The following table presents gross profit (in millions):

				Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Net sales	$1,987.0	$1,981.1	$5.9	0.3%
Cost of products sold	1,624.1	1,617.0	7.1	0.4%	81.7%	81.6%
Gross profit	$362.9	$364.1	$(1.2)	(0.3)%	18.3%	18.4%

Gross profit of $362.9 million during the year ended December 31, 2025 decreased $1.2 million, or 0.3%, compared to the prior year period which reflected higher distribution and manufacturing costs, and lower volume/mix, partially offset by favorable relative net selling price and input cost performance. FAM gross profit decreased $10.9 million, or 6.3% and SAS gross profit increased $9.7 million, or 5.1%.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

				Percent Change	Percent of Net Sales
	2025	2024	Change		2025	2024
Selling and general expense	$228.7	$233.8	$(5.1)	(2.2)%	11.5%	11.8%
Research and development expense	23.6	23.0	0.6	2.6%	1.2%	1.2%
Intangible asset amortization expense	63.2	62.9	0.3	0.5%	3.2%	3.2%
Nonmanufacturing expenses	$315.5	$319.7	$(4.2)	(1.3)%	15.9%	16.2%

Nonmanufacturing expenses of $315.5 million during the year ended December 31, 2025 decreased $4.2 million, or 1.3%, compared to the prior year period primarily due to lower selling and general expense as a result of actions taken under an organizational realignment initiative ("the Plan").

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

				Percent of Net Sales
	2025	2024	Change	2025	2024
FAM	$16.7	$5.7	$11.0	2.2%	0.7%
SAS	1.8	29.0	(27.2)	0.1%	2.4%
Unallocated expenses	1.4	3.4	(2.0)
Total	$19.9	$38.1	$(18.2)	1.0%	1.9%

Restructuring and other impairment expenses in the FAM segment primarily included impairment charges of $11.8 million, along with severance of $3.4 million and costs attributable to facility closures announced in the current and prior years.

Restructuring and other impairment expenses in the SAS segment included severance charges of $1.7 million, primarily attributable to actions taken under the second wave of the Plan.

Unallocated Restructuring and other impairment expenses are comprised of severance charges.

Total severance related expenses during the year ended December 31, 2025 are primarily attributable to actions taken under the second wave of the Plan.

Operating Profit (Loss)

The following table presents operating profit (loss) by segment (in millions):

				Percent Change	Return on Net Sales
	2025	2024	Change		2025	2024
FAM	$(359.8)	$70.0	$(429.8)	N.M.	(46.9)%	9.1%
SAS	85.6	45.4	40.2	88.5%	7.0%	3.7%
Unallocated expenses	(110.2)	(109.1)	(1.1)	1.0%
Total	$(384.4)	$6.3	$(390.7)	N.M.	(19.3)%	0.3%

In the FAM segment, operating loss in the year ended December 31, 2025 was $359.8 million compared to operating profit of $70.0 million in the year ended December 31, 2024, a decrease of $429.8 million primarily due to the $411.9 million goodwill impairment in 2025, see Note 9. Goodwill of the Notes to Consolidated Financial Statements. Excluding the goodwill impairment, operating profit was $52.1 million, a $17.9 million decrease from the prior year due to higher manufacturing and distribution costs, and unfavorable relative net selling price and input cost performance, partially offset by higher volume/mix, and lower selling and general expenses.

In the SAS segment, operating profit in the year ended December 31, 2025 was $85.6 million, an increase of $40.2 million, compared to operating profit of $45.4 million in the year ended December 31, 2024. The increase is primarily due to favorable relative net selling price and input cost performance, lower manufacturing costs, and lower selling and general expenses, partially offset by lower volume/mix, and higher distribution costs.

Unallocated expenses in the year ended December 31, 2025 were $110.2 million, an increase of $1.1 million, or 1.0%, compared to the prior year period. The increase is primarily due to one-time separation costs of $7.6 million related to our previously disclosed CEO and CFO transitions, partially offset by a decrease in selling and general expenses as a result of actions taken under the Plan.

Interest Expense

Interest expense was $71.1 million in the year ended December 31, 2025, a decrease of $3.6 million, or 4.8%, compared to the year ended December 31, 2024. Interest expense decreased mainly due to lower average balances on the floating portion of our outstanding debt in 2025.

The weighted average effective interest rate on our debt facilities, including the impact of hedges, was approximately 7.46% and 6.41% for the years-ended December 31, 2025 and 2024, respectively.

Other Expense, Net

Other expense was $7.5 million in the year ended December 31, 2025 compared to expense of $3.2 million for the year ended December 31, 2024, an increase in expense of $4.3 million. The current period includes non-cash settlement charges associated with our U.S. Pension Plan and higher foreign currency losses.

Income Taxes

The $125.6 million benefit and $30.2 million benefit for income taxes in the years-ended December 31, 2025 and 2024, respectively, resulted in an effective tax rate of 27.1% compared with 38.3% in the prior year. The net change was primarily due to the impact from a $49.3 million decrease to our valuation allowance, and goodwill impairment not deductible for tax purposes in the current period.

Net Loss and Loss per Share

Net loss in the year ended December 31, 2025 was $337.4 million, or $6.19 per diluted share, compared to net loss of $48.7 million, or $0.90 per diluted share, during the prior year period.

For a comparison of the Company’s results of operations for the year ended December 31, 2024 to the year ended December 31, 2023, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 27, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity & Cash Flow

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our Revolving Facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant and also by our Receivables Sales Agreement, refer to Note 5. Accounts Receivable, Net for additional information. Market conditions permitting, we may also seek to access the capital markets as we deem appropriate.

Cash Requirements

As of December 31, 2025, $74.9 million of our $84.2 million of cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $5.6 million primarily represents retained contributions associated with our UK Pension scheme. Cash paid for income taxes (net of refunds) was $11.5 million for the year ended December 31, 2025. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

The following table presents summarized activity related to our cash flow (in millions):

	Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operations	$133.8	$94.8
Investing	(37.0)	(56.7)
Financing	(106.7)	(55.9)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	5.4	(8.1)
Net change in Cash and cash equivalents and Restricted cash	(4.5)	(25.9)
Cash and cash equivalents and Restricted cash at beginning of period	94.3	120.2
Cash and cash equivalents and Restricted cash at end of period	$89.8	$94.3

Net cash provided by operations increased $39.0 million to $133.8 million during the year ended December 31, 2025, compared with $94.8 million in the prior year. The increase was attributable to lower cash payments related to restructuring activities and favorable year-over-year movements in working capital related cash flows.

In the year ended December 31, 2025, net changes in operating working capital increased cash flow by $8.4 million primarily related to changes in inventories and accounts payable and other current liabilities, partially offset by an increase in accounts receivable. In 2024, net changes in operating working capital increased cash flow by $0.1 million primarily related to changes in accounts payable and other current liabilities and accounts receivable, partially offset by an increase in inventories.

Cash used in investing activities decreased $19.7 million during the year ended December 31, 2025 compared to the prior year and was attributable to lower capital spending.

Cash used in financing activities increased $50.8 million during the year ended December 31, 2025 compared to the prior year. The increase was attributable to higher net repayments of long-term debt outstanding under our Credit Agreement.

Dividend Payments

We have declared and paid cash dividends on our common stock every fiscal quarter since the second quarter of 1996. On February 18, 2026, we announced a cash dividend of $0.10 per share payable on March 27, 2026, to stockholders of record as of the close of business on March 13, 2026. The Company is subject to covenants, discussed below, which require that we maintain certain financial ratios none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

As of December 31, 2025, the Company had $1,018.2 million of total debt, a decrease of $71.1 million year over year, $84.2 million of Cash and cash equivalents, and undrawn capacity of $431.2 million on its Revolving Credit Facility (as defined below). Under the terms of the Company's amended Credit Agreement, net leverage was 4.2 at December 31, 2025, versus a current maximum covenant ratio of 5.50x. The Company’s nearest debt maturities are our Revolving Credit Facility, Term Loan A Facility, and Delayed Draw Term Loan Facility, due on May 6, 2027.

The following table presents activity related to our debt instruments for the years-ended (in millions):

	Years Ended December 31,
	2025	2024
Proceeds from long-term debt	$82.0	$531.0
Payments on long-term debt	(161.9)	(554.7)
Net payments on borrowings	$(79.9)	$(23.7)

Net payments from borrowings were $79.9 million during the year ended December 31, 2025 compared to net payments from borrowings of $23.7 million during the prior year-end.

Credit Agreement

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provided for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the required financial covenants and the aggregate of such increases does not exceed $400.0 million. Refer to Note 12. Debt of the Notes to Consolidated Financial Statements, for more information.

On February 10, 2021, we amended our Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. Refer to Note 12. Debt of the Notes to Consolidated Financial Statements for additional information about the Term Loan B Facility. The balance under the Term Loan B Facility was $116.5 million as of December 31, 2025.

On May 6, 2022 the Company amended its Credit Agreement to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility to $600.0 million. Additionally, we added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility").

In December 2024, the Company amended its Credit Agreement to increase the applicable rate margin to 2.75% with respect to revolving loans and delayed draw term loans borrowed at the adjusted Term SOFR rate, adjusted EURIBOR rate or Daily Simple RFR rate, as applicable.~~,~~ and letter of credit fees, 1.75% with respect to revolving loans and delayed draw term loans borrowed at the ABR rate, 3.00% with respect to Term A Loans borrowed at the adjusted Term SOFR rate or adjusted EURIBOR rate, as applicable, and 2.00% with respect to Term A Loans borrowed at the ABR rate and the commitment fee rate to 0.45%, in each case, when the net debt to EBITDA ratio is greater than or equal to 5.00 to 1.00. The Amendment also permits borrowings under the revolving commitments in an aggregate amount up to $504.0 million in Sterling.

Under the terms of the amended Credit Agreement, Mativ must maintain certain financial ratios and comply with certain financial covenants~~,~~ including a requirement (a) to maintain a minimum interest coverage ratio of 2.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-up to 2.75 to 1.00 for each such period thereafter and (b) to maintain a maximum net debt to EBITDA ratio of 5.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-down to 5.25 to 1.00 for each such period thereafter. borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by Mativ Luxembourg (formerly known as SWM Luxembourg).

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

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2025. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants. The determination of the forecasted financial covenants requires management to make significant estimates and assumptions related to forecasts of future cash flows, future net debt, and future benefits from future synergies. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”), net debt, and benefits from future synergies may result in a significantly different estimate of our forecasted financial covenant ratios.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at December 31, 2025 and December 31, 2024 were 67.1% and 55.9%, respectively.

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

The 2029 Notes were issued pursuant to an Indenture (the “Indenture”), dated as of October 7, 2024, among the Company, the guarantors listed therein and a third-party financial institution, as trustee. Interest on the 2029 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025, and the 2029 Notes mature on October 1, 2029, subject to earlier repurchase or redemption.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2025.

For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2024 and 2023, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 27, 2025.

Other Factors affecting Liquidity and Capital Resources

Debt Interest Obligations. Debt interest obligations as of December 31, 2025 amount to $185.0 million over the next five years, Approximately $73.6 million, $52.2 million, and $34.9 million is due annually in 2026, 2027, and 2028, respectively, with the remainder being due in 2029 and 2030.

Other Obligations. We have certain purchase obligations as of December 31, 2025, under which we are required to make minimum payments for goods and services including raw materials, capital projects and energy. These obligations amount to approximately $105.1 million of which $84.3 million is obligated over the next year and the remainder is obligated over the next five years.

OUTLOOK

For both Filtration & Advanced Materials (FAM) and Sustainable & Adhesive Solutions (SAS) segments, we expect our long-term growth outlook to be driven by macro factors affecting our served end-markets, as well as industry demand for many of our key applications.

For our FAM segment, we generally expect to deliver growth exceeding long-term broad economic growth in the U.S and Europe, and, to some extent China (as well as relative outperformance during periods of economic declines).

For the SAS segment, we generally expect to deliver growth relatively in line with long-term broad economic growth in the U.S. and to some extent Europe and China.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, acquisition integration and growth prospects (including international growth), the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, purchase accounting impacts, impacts and timing of our ongoing operational excellence and other cost-reduction and cost-optimization initiatives, profitability, and cash flow, statement regarding the strategic benefits of divestitures, statements regarding the impact of tariffs and trade actions and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

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
•Risks related to the impairment of goodwill;
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
•International conflicts and disputes, such as the ongoing conflict between Russia and Ukraine, and regional conflict in the Middle East, which restrict our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;
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
•Risks and uncertainties associated with the introduction of AI, machine learning, and process automation, including rapid technological change, evolving regulatory frameworks, data quality and security, and reliance on third‑party AI tools or vendors;
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

Additionally, changes in foreign currency exchange rates may have an impact on the amount reported in Other expense, net. Once the above-indicated receivables and payables from the sale and purchase transactions have been recorded, to the extent currency exchange rates change prior to settlement of the balance, a gain or loss on the non-local currency denominated asset or liability balance may be experienced, in which case such gain or loss is included in Other expense, net.

We utilize forward and swap contracts to selectively hedge our exposure to foreign currency transaction risk when it is practical and economical to do so. The use of these contracts minimizes transactional exposure to exchange rate changes because the gains or losses incurred on the derivative instrument will offset, in whole or in part, the loss or gain on the underlying foreign currency exposure. These instruments are entered into with money center banks, insurance companies or government agencies, collectively known as counterparties. For the year ended December 31, 2025 the impact of a 10% unfavorable change in the exchange rate of our functional currencies and those of our subsidiaries against the prevailing market rates of non-local currencies involving our transactional exposures would have been insignificant. These hypothetical gains or losses on foreign currency transactional exposures are based on the December 31, 2025 rates and the assumed rates. While we believe the above loss resulting from the hypothetical unfavorable changes in foreign currency exchange rates could be material to our results of operations, we reduce this risk by selectively hedging our exposure when it is practical and economical to do so.

Interest Rate Risk

We may utilize a combination of variable-rate and fixed-rate debt consisting of short-term and long-term instruments. We selectively hedge our exposure to interest rate increases on our variable-rate, long-term debt when it is practical and economical to do so. We have utilized various forms of interest rate hedge agreements, including interest rate swap agreements and forward rate agreements. We utilize variable-to-fixed interest rate swap agreements, which serve to convert a portion of our outstanding variable rate debt to a fixed rate. Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt outstanding at December 31, 2025, a 100 basis point increase in interest rates would result in a $1.5 million decrease to our future annual pre-tax earnings, taking into account the effect of the interest rate hedge transactions the Company has entered into as of December 31, 2025. As of December 31, 2025, 39.0% and 61.0% of the Company's total debt was fixed and floating interest rate debt, respectively. The Company has entered into a number of interest rate hedge transactions to convert floating rate debt to fixed. Refer to Note 13. Derivatives of the Notes to Consolidated Financial Statements for additional information. Including the impact of these transactions, as of December 31, 2025, the percentage of the Company’s debt subject to fixed and floating rates of interest was 86.0% and 14.0%, respectively.

Commodity Price Risk

We are subject to commodity price risks from our purchases of raw materials, including resins and polymers as well as wood pulp. Resin is the largest single component of raw material cost in the FAM segment and wood pulp is our largest single component of raw material cost in our SAS segment. The per pound price of resin is volatile and may impact the future results of our FAM segment. Additionally, the per ton cost of wood pulp is cyclical in nature and more volatile than general inflation. During the period from January 2017 through December 2025, the U.S. list price of northern bleached softwood kraft pulp ("NBSK") a representative pulp grade that we use, ranged between $1,100 to $1,835 per ton. The average list price of NBSK for the year of 2025 was $1,710 per ton.

We normally maintain approximately 60 to 80 days of inventories to support our operations. As a result, there is a lag in the impact of changes in the per ton list price of resin and wood pulp on our cost of products sold.

We utilize a variety of commodity grade and specialty resins and polymers, including a selection of specialized high temperature engineering grade resins. Certain of these specialty resins and polymers are significantly more expensive than commodity grades. Resin and polymer prices fluctuate significantly and can impact profitability. As we periodically enter into agreements with customers under which we agree to supply products at fixed prices, unanticipated increases in the costs of raw materials, or the lack of availability of such raw materials (due to force majeure or other reasons), can significantly impact our financial performance. Even where we do not have fixed-price agreements, we may be limited in our ability to pass through increases in raw material costs in a timely manner or may be unable to pass through increases to our customers in whole or in part. Further, some of the resins we use are only available from a single supplier, or a limited number of suppliers. Consequently, such supplier(s) can control the availability and thus the cost of the resins we use, notwithstanding any changes in the cost of oil. It can be time consuming and costly, and occasionally impractical, to find replacement resins where such suppliers limit the availability or increase the cost of resins we use. Commodity grade resin and polymer prices typically correlate with crude oil prices while specialty resin and polymer prices often do not. To date, we have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton resin and polymer prices would impact our future annual pre-tax earnings by approximately $19.7 million, assuming no compensating change in our selling prices.

Selling prices of our paper products are influenced, in part, by the market price for wood pulp, which is determined by worldwide industry supply and demand. Generally, over time, we have been able to increase our selling prices in response to increases in per ton wood pulp costs and have generally reduced our selling prices when wood pulp costs have significantly declined. Increases in prices of wood pulp could adversely impact our earnings if selling prices are not increased or if such increases do not fully compensate for or trail the increases in wood pulp prices. We have not utilized derivative instruments to manage this risk. With respect to our commodity price risk, a hypothetical 10% change in per ton wood pulp prices would impact our future annual pre-tax earnings by approximately $12.6 million, assuming no compensating change in our selling prices.

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

Energy Supply and Cost Volatility

In Western Europe, China and in the U.S., availability of energy is generally reliable, although prices can fluctuate significantly based on variations in demand. the geopolitical events in Russia and Ukraine have resulted in volatile energy prices in Europe as well as temporary concerns about supply of energy sources, such as natural gas, in the region. Currently, while energy prices remain elevated versus historical levels, supplies appear to be stable.

Due to the competitive pricing in the markets for most of our products, we are typically unable to fully pass-through higher energy costs to our customers. With respect to our purchased energy price risk, a hypothetical 10% change in per unit prices would impact our future annual pre-tax earnings by approximately $6.6 million, assuming no compensating change in our selling prices.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net sales	$1,987.0	$1,981.1	$2,026.0
Cost of products sold	1,624.1	1,617.0	1,670.2
Gross profit	362.9	364.1	355.8

Selling and general expense	228.7	233.8	263.9
Research and development expense	23.6	23.0	21.2
Intangible asset amortization expense	63.2	62.9	61.0
Total nonmanufacturing expenses	315.5	319.7	346.1

Goodwill impairment expense	411.9	—	401.0
Restructuring and other impairment expense	19.9	38.1	22.6
Operating profit (loss)	(384.4)	6.3	(413.9)
Interest expense	71.1	74.7	62.2
Loss on debt extinguishment	—	7.3	—
Other expense, net	(7.5)	(3.2)	(4.8)
Loss from continuing operations before income taxes	(463.0)	(78.9)	(480.9)
Income tax expense (benefit)	(125.6)	(30.2)	26.8
Net loss from continuing operations	(337.4)	(48.7)	(507.7)
Income from discontinued operations, net of tax	—	—	198.2
Net loss	$(337.4)	$(48.7)	$(309.5)

Net income (loss) per share - basic:
Loss per share from continuing operations	$(6.19)	$(0.90)	$(9.33)
Income per share from discontinued operations	—	—	3.64
Basic	$(6.19)	$(0.90)	$(5.69)

Net income (loss) per share – diluted:
Loss per share from continuing operations	$(6.19)	$(0.90)	$(9.33)
Income per share from discontinued operations	—	—	3.64
Diluted	$(6.19)	$(0.90)	$(5.69)

Weighted average shares outstanding:
Basic	54,607,100	54,313,300	54,506,900
Diluted	54,607,100	54,313,300	54,506,900
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(337.4)	$(48.7)	$(309.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	17.1	(17.6)	160.4
Unrealized gain (loss) on derivative instruments	(18.3)	(8.0)	(16.5)
Net gain (loss) from postretirement benefit plans	(7.9)	(0.4)	(9.4)
Other comprehensive income (loss)	(9.1)	(26.0)	134.5
Comprehensive income (loss)	$(346.5)	$(74.7)	$(175.0)
(1)Includes $124.9 million reclassification of foreign currency translation adjustment due to sale of a business, net of tax, for the year ended December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$84.2	$94.3
Restricted Cash	5.6	—
Accounts receivable, net	180.9	162.4
Inventories, net	329.1	355.1
Income taxes receivable	17.7	20.6
Other current assets	21.1	25.7
Total current assets	638.6	658.1
Property, plant and equipment, net	609.1	620.3
Finance lease right-of-use assets	15.8	16.2
Operating lease right-of-use assets	48.4	46.4
Deferred income tax assets	104.0	8.1
Goodwill	57.6	465.6
Intangible assets, net	514.2	553.4
Other assets	63.9	79.8
Total assets	$2,051.6	$2,447.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$2.9	$2.6
Finance lease liabilities	1.8	1.6
Operating lease liabilities	9.0	9.5
Accounts payable	160.7	151.7
Income taxes payable	1.5	8.4
Accrued expenses and other current liabilities	109.4	100.7
Total current liabilities	285.3	274.5
Long-term debt	1,015.3	1,086.7
Finance lease liabilities, noncurrent	16.1	16.3
Operating lease liabilities, noncurrent	38.8	36.4
Pension and other postretirement benefits	53.8	54.3
Deferred income tax liabilities	74.9	100.9
Other liabilities	68.7	20.3
Total liabilities	1,552.9	1,589.4
Stockholders' equity:
Preferred stock, $0.10 par value per share; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value per share; 100,000,000 shares authorized; 54,681,114 and 54,335,830 shares issued and outstanding at December 31, 2025 and 2024, respectively	5.5	5.4
Additional paid-in-capital	685.0	675.7
Retained earnings (accumulated deficit)	(195.8)	164.3
Accumulated other comprehensive income, net of tax	4.0	13.1
Total stockholders' equity	498.7	858.5
Total liabilities and stockholders' equity	$2,051.6	$2,447.9
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions, except per share amounts)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2022	54,929,973	$5.5	$658.5	$610.7	$(95.4)	$1,179.3
Net loss	—	—	—	(309.5)	—	(309.5)
Other comprehensive income, net of tax	—	—	—	—	134.5	134.5
Dividends paid ($1.00 per share)	—	—	—	(55.7)	—	(55.7)
Restricted stock issuances, net	(76,947)	—	—	—	—	—
Stock options exercised	813	—	—	—	—	—
Stock-based employee compensation expense	—	—	10.2	—	—	10.2
Stock issued to directors as compensation	16,431	—	1.0	—	—	1.0
Purchases and retirement of common stock	(659,146)	(0.1)	(0.1)	(10.5)	—	(10.7)
Balance, December 31, 2023	54,211,124	$5.4	$669.6	$235.0	$39.1	$949.1
Net loss	—	—	—	(48.7)	—	(48.7)
Other comprehensive loss, net of tax	—	—	—	—	(26.0)	(26.0)
Dividends paid ($0.40 per share)	—	—	—	(22.0)	—	(22.0)
Restricted stock issuances, net	106,538	—	—	—	—	—
Stock-based employee compensation expense (1)	—	—	5.9	—	—	5.9
Stock issued to directors as compensation	18,168	—	1.0	—	—	1.0
Shares withheld for employee taxes	—	—	(0.8)	—	—	(0.8)
Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(337.4)	—	(337.4)
Other comprehensive loss, net of tax	—	—	—	—	(9.1)	(9.1)
Dividends paid ($0.40 per share)	—	—	—	(22.7)	—	(22.7)
Restricted stock issuances, net	280,367	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	10.0	—	—	10.0
Stock issued to directors as compensation	18,614	—	0.7	—	—	0.7
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.4)	—	—	(1.4)
Balance, December 31, 2025	54,681,114	$5.5	$685.0	$(195.8)	$4.0	$498.7
(1)Includes the impact of the equity-to-liability modification of certain restricted stock awards.
The accompanying notes are an integral part of these consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Operating
Net loss	$(337.4)	$(48.7)	$(309.5)
Less: Income from discontinued operations	—	—	(198.2)
Loss from continuing operations	(337.4)	(48.7)	(507.7)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	141.0	143.8	147.8
Amortization of deferred issuance costs	8.2	7.8	7.6
Goodwill impairment	411.9	—	401.0
Other impairments	11.8	16.2	18.2
Deferred income tax	(130.2)	(34.3)	23.8
Pension and other postretirement benefits	(2.9)	(5.9)	(8.3)
Stock-based compensation	11.1	11.4	10.5
Loss (gain) on sale of assets	(0.3)	5.5	—
Loss (gain) on foreign currency transactions	6.6	(1.2)	4.8
Loss on debt extinguishment	—	7.3	—
Other non-cash items	10.0	(4.8)	(12.7)
Cash received from settlement of interest swap agreements	—	—	16.4
Other operating	(4.4)	(2.4)	(5.0)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(14.8)	6.3	2.0
Inventories	19.3	(26.0)	52.2
Prepaid expenses	0.1	2.2	(0.2)
Accounts payable and other current liabilities	8.3	20.6	(64.4)
Accrued income taxes	(4.5)	(3.0)	(9.4)
Net changes in operating working capital	8.4	0.1	(19.8)
Net cash provided by operating activities of:
Continuing operations	133.8	94.8	76.6
Discontinued operations	—	—	30.0
Net cash provided by operations	133.8	94.8	106.6
Investing
Capital spending	(40.0)	(55.0)	(66.0)
Proceeds from sale of assets	2.9	5.8	—
Cash received from (paid on) settlement of cross-currency swap contracts	3.4	(1.7)	—
Other investing	(3.3)	6.2	4.6
Net cash provided by (used in) investing of:
Continuing operations	(37.0)	(44.7)	(61.4)
Discontinued operations	—	(12.0)	608.6
Net cash provided by (used in) investing	(37.0)	(56.7)	547.2

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Financing
Cash dividends paid	(22.3)	(21.6)	(55.3)
Proceeds from long-term debt	82.0	531.0	241.0
Payments on long-term debt	(161.9)	(554.7)	(834.6)
Payments for debt issuance costs	—	(8.3)	(1.5)
Payments on financing lease obligations	(3.1)	(1.5)	(1.0)
Purchases of common stock and shares withheld for employee taxes	(1.4)	(0.8)	(10.6)
Net cash used in financing of:
Continuing operations	(106.7)	(55.9)	(662.0)
Discontinued operations	—	—	(0.9)
Net cash used in financing	(106.7)	(55.9)	(662.9)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	5.4	(8.1)	4.9
Decrease in Cash and cash equivalents and Restricted cash	(4.5)	(25.9)	(4.2)
Cash and cash equivalents and Restricted cash at beginning of period	94.3	120.2	124.4
Cash and cash equivalents and Restricted cash at end of period	$89.8	$94.3	$120.2

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$82.8	$90.8	$121.4
Cash paid for taxes, net	$11.5	$14.9	$37.5
Capital spending in accounts payable and accrued liabilities	$4.6	$6.7	$10.1
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

Reportable Segments - The Company operates two reportable segments: (1) Filtration & Advanced Materials ("FAM"), focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products, and (2) Sustainable & Adhesive Solutions ("SAS"), focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions.

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

Effective with the sale, the EP business is presented as a discontinued operation for all periods presented. The consolidated financial statements and the notes thereto, unless otherwise indicated, are on a continuing operations basis. Refer to Note 8. Discontinued Operations for more information on the discontinued operation and transaction.

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

Foreign currency risks arise from transactions and balances denominated in non-local currencies. Gains and losses resulting from remeasurement and settlement of such transactions and balances, net of currency hedge impacts, included in Other expense, net, in the Consolidated Statements of Income (Loss) were losses of $6.0 million, $3.0 million, and $1.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Gains and losses on instruments that hedge firm commitments are deferred and included in the basis of the underlying hedged items. All other hedging gains and losses are included in period income or expense based on the period-end market price of the instrument and are included in the Company's operating cash flows. Refer to Note 13. Derivatives for additional information.

Cash and Cash Equivalents

The Company considers all highly liquid, unrestricted investments with remaining maturities of three months or less to be cash equivalents, including money market funds with no restrictions on withdrawals.

Notional Cash Pooling

Certain of the Company’s subsidiaries participate in a notional cash pooling agreement with a third-party financial institution to manage global liquidity requirements. As part of the pooling agreement, the participating subsidiaries combine their cash balances in pooling accounts at the financial institution with the ability to offset bank overdrafts of one participant against the positive cash account balances held by another participant. Under the terms of the

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
notional pooling agreement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in Cash and cash equivalents in the Consolidated Balance Sheets.

Investments

During the fourth quarter of 2025, the Company purchased a convertible note, with an aggregate principal balance of $3.0 million, maturing in October 2028, from a privately held company focused on developing and commercializing electrochromatic window technologies. The note is accounted for as a held to maturity debt security and the principal balance represents fair value as December 31, 2025. The note is recorded within Other assets on the Consolidated Balance Sheet.

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

Alternatively, we may also bypass the Step 0 Test and proceed directly to a quantitative goodwill impairment test, where the fair value of the reporting unit is compared to the carrying value. Any excess of reporting unit carrying value over total fair value is recognized as an impairment to the reporting unit's goodwill. Refer to Note 9. Goodwill for further discussion of the Company's annual impairment test results. During the years ended December 31, 2023 and 2025 we performed interim quantitative goodwill impairment tests, which resulted in non-cash impairment charges of $401.0 million and $411.9 million, respectively. The qualitative annual assessment performed as of October 1, 2025, did not result in an additional impairment.
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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Capitalized Software Costs

The Company capitalizes certain purchases of software and software development costs in connection with major projects of software development for internal use. These costs are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method over the estimated useful life not to exceed seven years. Costs associated with business process redesign, end-user training, system start-up and ongoing software maintenance are expensed as incurred. Amortization of capitalized software was $2.9 million, $3.2 million, and $5.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. Accumulated amortization of capitalized software costs was $37.9 million and $33.5 million at December 31, 2025 and 2024, respectively.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension and Other Postretirement Benefits Accounting

The Company recognizes the estimated compensation cost of employees' pension and other postretirement benefits over their approximate period of service. The Company's earnings are impacted by amounts of expense recorded related to these benefits, which primarily consists of pension benefits in the United States, United Kingdom, and Germany. Each year's recorded expenses are estimates based on actuarial calculations of the Company's accumulated and projected benefit obligations ("PBOs") for the Company's various plans.

Suspension of additional benefits for future service is considered a curtailment, and if material, necessitates a re-measurement of plan assets and PBO. As part of a re-measurement, the Company adjusts its discount rates and other actuarial assumptions, such as retirement, turnover and mortality table assumptions, as appropriate. Refer to Note 16. Postretirement and Other Benefits for additional information.

Comprehensive Income (Loss)

Comprehensive income (loss) includes Net Income (Loss), as well as items charged and credited directly to stockholders' equity, which are excluded from Net Income (Loss). The Company has presented Comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Reclassification adjustments of derivative instruments from Accumulated Other comprehensive income (loss), net of tax are presented in Net sales, Other income (expense), or Interest expense in the Consolidated Statements of Income (Loss). Refer to Note 13. Derivatives for additional information. Amortization of accumulated pension and other postretirement benefit ("OPEB") liabilities are included in the computation of net periodic pension and OPEB costs, which are more fully discussed in Note 16. Postretirement and Other Benefits.

Components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	December 31,
	2025	2024
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $3.8 million and $4.7 million at December 31, 2025 and 2024, respectively	$(28.6)	$(20.7)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $10.2 million and $10.2 million at December 31, 2025 and 2024, respectively	1.6	19.9
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.4 million and $14.6 million at December 31, 2025 and 2024, respectively	31.0	13.9
Accumulated other comprehensive income, net of tax	$4.0	$13.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended December 31,
	2025			2024			2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$(7.0)	$(0.9)	$(7.9)	$(0.8)	$0.4	$(0.4)	$(11.2)	$1.8	$(9.4)
Derivative instrument adjustments	(18.3)	—	(18.3)	(10.6)	2.6	(8.0)	(16.6)	0.1	(16.5)
Foreign currency translation adjustments	16.3	0.8	17.1	(17.6)	—	(17.6)	35.4	0.1	35.5
Reclassification of foreign currency translation to income	—	—	—	—	—	—	127.4	(2.5)	124.9
Total	$(9.0)	$(0.1)	$(9.1)	$(29.0)	$3.0	$(26.0)	$135.0	$(0.5)	$134.5

Disclosures regarding the amounts reclassified from AOCI to income for pensions and derivatives are separately disclosed in Note 16. Postretirement and Other Benefits and Note 13. Derivatives.

Restricted Stock

All of the Company's restricted stock unit grants, vest upon completion of a specified period of time, typically between one and three years. The fair value of each award is equal to the share price of the Company's stock on the date of the grant. This cost is recognized over the vesting period of the respective award. The Company records forfeitures of restricted stock units related to continued service requirements as they occur. A summary of outstanding restricted stock units awards as of December 31, 2025 and 2024 is included in Note 17. Stockholders' Equity.

Long-term Incentive Plan Performance Share Units

The Company's long-term incentive compensation program ("LTICP") for key employees includes an equity-based award component that is provided through the Equity and Incentive Plan which the Company adopted in 2024 (the "2024 Plan") to replace the Schweitzer-Mauduit International, Inc. 2015 Long-term Incentive Plan. The objectives under the LTICP are established at the beginning of a performance cycle and are intended to focus management on longer-term strategic goals. The Compensation Committee of the Board of Directors designates participants in the LTICP and the 2024 Plan and determines the equity-based award opportunity in the form of performance share units for each performance cycle, which is generally measured on the basis of a three-year performance period (the measurement period). The performance share units are sized after the performance period is completed, and vest at a predetermined date thereafter. The Company recognizes compensation expense with an offsetting credit to additional paid-in-capital over the performance period based on the fair value of the award at the date of grant, with compensation expense being adjusted cumulatively based on the number of shares expected to be earned according to the level of achievement of performance goals.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Level 3 - Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendment enhances income tax disclosure requirements, particularly regarding the effective tax rate reconciliation and income taxes paid. The amendments in this ASU became effective for fiscal years beginning after December 15, 2024. The prospective adoption of this standard is reflected in Note 15. Income Taxes.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Adoption of the ASU will not have a significant impact on the Company’s consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The ASU clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative (LIBOR sunset). The ASU further aligns hedge accounting with the economics of an entity’s risk management activities and better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasting transactions. This ASU is effective for interim and annual reporting

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." This ASU provides recognition, measurement, presentation, and disclosure requirements for government grants. Under the new guidance, proceeds from government grants must be recognized in earnings during the same period the underlying costs associated with grant eligibility are incurred. However, grant income must not be recognized unless it is probable the grant will be received and the entity will comply with the conditions attached to the grant. This ASU is effective for interim and annual reporting periods beginning after December 15, 2028. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU improves clarity for interim financial reporting requirements under the existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

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

The Company does not typically include extended payment terms or significant financing components in its contracts with customers. Certain sales contracts may include cash-based incentives (volume rebates or credits), which are accounted for as variable consideration. We estimate these amounts at least quarterly based on the expected forecast quantities to be provided to customers and reduce revenues recognized accordingly. Incidental items that are immaterial in the context of the contract are recognized as expense in the period incurred. The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within Selling and general expense. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a practical expedient, the Company treats shipping and handling activities that occur after control of the good transfers

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. The remaining performance obligations as of December 31, 2025 are not considered material.

Net sales are attributed to the following geographic locations of the Company’s direct customers (in millions):

	Years Ended December 31,
	2025			2024			2023
	FAM	SAS	Total	FAM	SAS	Total	FAM	SAS	Total
United States	$417.2	$698.9	$1,116.1	$414.3	$683.2	$1,097.5	$456.9	$644.0	$1,100.9
Europe	188.4	341.7	530.1	194.1	323.9	518.0	196.3	350.1	546.4
Asia/Pacific	115.3	75.9	191.2	119.1	90.9	210.0	119.4	87.3	206.7
Americas (excluding U.S.)	26.3	71.2	97.5	23.0	83.5	106.5	23.2	102.3	125.5
Other foreign countries	20.3	31.8	52.1	16.0	33.1	49.1	14.2	32.3	46.5
Net sales	$767.5	$1,219.5	$1,987.0	$766.5	$1,214.6	$1,981.1	$810.0	$1,216.0	$2,026.0

Net sales as a percentage by product category for the business were as follows:

	Years Ended December 31,
	2025	2024	2023
Filtration & netting	26%	25%	25%
Advanced films	13%	14%	15%
Tapes, labels & liners	29%	31%	30%
Paper & packaging	17%	16%	16%
Healthcare & other	15%	14%	14%
Net sales	100%	100%	100%

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

There were no customers in the FAM segment and in the SAS segment which made up 10% or more of the Company's 2025, 2024 or 2023 consolidated net sales. Refer to Note 19. Segment Information for additional information on our segments.

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

Components of lease expense incurred by the Company are as follows (in millions):

	Years Ended December 31,
	2025	2024
Finance lease cost (cost resulting from lease payments):
Interest expense on lease liabilities	$1.4	$1.6
Amortization of right-of-use assets	1.7	1.8
Operating lease cost	13.4	13.4
Short-term lease expense	2.1	1.7
Sublease income	—	(0.1)
Total lease cost	$18.6	$18.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents future contractual lease liabilities for finance and operating leases at December 31, 2025 (in millions):

	Finance	Operating	Total
2026	$3.1	$11.3	$14.4
2027	2.6	9.6	12.2
2028	2.0	8.2	10.2
2029	2.0	7.2	9.2
2030	1.9	4.4	6.3
Thereafter	17.0	19.4	36.4
Total lease payments	28.6	60.1	88.7
Less: Interest	10.7	12.3	23.0
Present value of lease liabilities	$17.9	$47.8	$65.7

Weighted-average remaining lease term (in years) and discount rate are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	6.9	6.7
Finance leases	12.9	13.3
Weighted-average discount rate:
Operating leases	6.39%	6.65%
Finance leases	7.80%	7.74%

Supplemental cash flow information related to leases are as follows (in millions):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.6	$14.4
Operating cash flows from finance leases	1.3	1.5
Leased assets obtained in exchange for new finance lease liabilities	0.2	0.5
Leased assets obtained in exchange for new operating lease liabilities	11.5	11.3

Refer to the Consolidated Statements of Cash Flows for information on payments on financing lease obligations.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Accounts Receivable, Net

Accounts receivable, net is summarized as follows (in millions):

	Years Ended December 31,
	2025	2024
Trade receivables	$164.5	$132.2
Business tax credits, including VAT	8.9	10.0
Hedge contracts receivable	1.1	7.4
Other receivables	10.1	16.1
Less allowance for credit losses	(3.7)	(3.3)
Total accounts receivable, net	$180.9	$162.4

The following is the activity related to the allowance for credit losses (in millions):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$3.3	$3.2	$2.0
Bad debt expense	1.0	0.8	1.0
Recoveries	(0.4)	(0.5)	—
Write-offs and discounts	(0.4)	(0.3)	0.2
Currency translation	0.2	0.1	—
Ending balance	$3.7	$3.3	$3.2

Transfer of Receivables

The Company participates in an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The current agreement includes a maximum funding commitment of $150.0 million and extends through November 5, 2026.

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

The amount of receivables pledged as collateral as of December 31, 2025 and 2024 was $27.2 million and $28.7 million, respectively. The SPE incurs fees due to the third-party financial institution related to accounts receivable sales transactions.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for transactions under the Receivables Sales Agreement and Reverse Receivables Programs as sales of financial assets, with the associated receivables derecognized from the Company’s Consolidated Balance Sheets. Total fees related to the Receivables Sales Agreement and Reverse Receivables Programs are considered to be a loss on the sale of financial assets. Total fees for the years ended December 31, 2025 and December 31, 2024 were $8.4 million and $9.6 million, respectively, and are recorded in Selling and general expense in the Consolidated Statements of Income (Loss). Continuous cash activity related to the Receivables Sales Agreement and Reverse Receivables Programs is reflected in cash from operating activities in the Consolidated Statement of Cash Flows.

The following table summarizes the activity under the Receivables Sales Agreement and Reverse Receivables Program (in millions):

	Years Ended December 31
	2025	2024
Trade accounts receivable sold to financial institutions	$1,051.5	$1,037.2
Cash proceeds from financial institutions	1,050.9	1,036.3

Note 6. Inventories, Net

Inventories are valued at the lower of cost (using the first-in, first-out and weighted average methods) or net realizable value. The Company's costs included in inventory primarily include resins, pulp, chemicals, direct labor, utilities, maintenance, depreciation, finishing supplies and an allocation of certain overhead costs. Machine start-up costs or abnormal machine shutdowns are expensed in the period incurred and are not reflected in inventory. The Company reviews inventories at least quarterly to determine the necessity of write-offs for excess, obsolete or unsalable inventory. The Company estimates write-offs for inventory obsolescence and shrinkage based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material write-offs during the years ended December 31, 2025, 2024, and 2023.

The following table summarizes inventories by major class (in millions):

	December 31,
	2025	2024
Raw materials	$115.8	$125.8
Work in process	52.4	53.5
Finished goods	147.9	160.7
Supplies and other	13.0	15.1
Total inventories	$329.1	$355.1

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, plant and equipment (and related depreciable lives) consisted of the following (in millions):

	December 31,
	2025	2024
Land and improvements	$75.4	$68.2
Buildings and improvements (20 to 40 years or remaining life of relevant lease)	206.0	192.6
Machinery and equipment (5 to 20 years)	647.5	597.8
Construction in progress	33.3	33.8
Gross property, plant and equipment	962.2	892.4
Less: Accumulated depreciation	353.1	272.1
Property, plant and equipment, net	$609.1	$620.3

Depreciation expense was $74.9 million, $77.7 million, and $81.7 million during the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 11. Restructuring and Other Impairment Activities for asset impairment expenses during the year ended December 31, 2025.

Note 8. Discontinued Operations

On November 30, 2023 the Company completed the sale of its Engineered Papers business for $620.0 million in cash, subject to customary closing date adjustments. Upon closing of the transaction, the Company recorded a gain on sale of $176.3 million ($170.0 million, net of income taxes) and released certain material deferred tax valuation allowances. As a result, the Company’s consolidated financial statements for all periods presented reflect the Engineered Papers business as a discontinued operation in accordance with the requirements set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”).

Summary financial results of discontinued operations were as follows (in millions):

Years Ended December 31,
2023
Net sales	$490.9
Cost of products sold	373.4
Gross profit	117.5

Selling and general expense	29.4
Research and development expense	8.6
Intangible asset amortization expense	—
Total nonmanufacturing expenses	38.0

Restructuring and other impairment expense	0.5
Operating profit	79.0
Interest expense (1)	49.0
Other income, net	194.8
Income from discontinued operations before income taxes	224.8
Income tax expense	29.1
Income from equity affiliates, net of income taxes	2.5
Income from discontinued operations, net of tax	$198.2

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 9. Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge. During 2023 and 2025 the Company performed interim quantitative goodwill impairment tests, which resulted in impairment charges of $401.0 million and $411.9 million, respectively. Refer to Note 19. Segment Information for additional information on our reportable segments.

The changes in the carrying amount of goodwill for each reportable segment were as follows (in millions):

	FAM	SAS	Total
Balance at December 31, 2023	$417.9	$56.2	$474.1
Foreign currency translation and other	(6.0)	(2.5)	(8.5)
Balance at December 31, 2024	411.9	53.7	465.6
Goodwill impairment	(411.9)	—	(411.9)
Foreign currency translation and other	—	3.9	3.9
Balance at December 31, 2025	$—	$57.6	$57.6

There was an accumulated impairment loss of $411.9 million for the FAM segment as of December 31, 2025 and no accumulated impairment loss as of December 31, 2024. The accumulated impairment loss for the SAS segment was $401.0 million as of December 31, 2025 and 2024.

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

Note 10. Intangible Assets, Net

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2025 consisted of the following (in millions):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$758.0	$313.8	$444.2
Acquired and developed technology	93.3	59.7	33.6
Trade names	49.5	13.2	36.3
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.8	0.1
Total	$905.6	$391.4	$514.2

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2024 consisted of the following (in millions):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$726.6	$254.3	$472.3
Acquired and developed technology	90.3	47.9	42.4
Trade names	47.2	9.4	37.8
Non-compete agreements	2.9	2.9	—
Patents	1.9	1.0	0.9
Total	$868.9	$315.5	$553.4

Amortization expense of intangible assets was $63.2 million, $62.9 million, and $61.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Finite-lived intangibles are expensed using the straight-line amortization method.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the estimated aggregate amortization expense as of December 31, 2025 (in millions):

2026	$61.2
2027	$60.7
2028	$57.2
2029	$54.6
2030	$51.1

Note 11. Restructuring and Other Impairment Activities

In January 2024, we announced an organizational realignment initiative (the "Plan") that is expected to streamline organizational size and complexity and leverage business critical resources to enhance customer support and reduce overhead cost. Restructuring and other impairment expenses related to the Plan were comprised primarily of severance charges. Activities associated with a first and second waves of the Plan were completed during 2024 and 2025, respectively, with additional initiatives expected through 2026. Restructuring activities associated with the first and second waves are substantially complete; related additional costs are not expected to be significant.

Assets held for sale of $5.0 million were included in Other current assets as of December 31, 2025. Assets held for sale of $10.3 million were included in Other current assets as of December 31, 2024.

The following table summarizes total restructuring and other impairment expense (in millions):

	Year Ended December 31,
	2025	2024	2023
Filtration and Advanced Materials(1)
Severance and termination benefits	$3.4	$3.8	$0.1
Other exit costs	1.5	1.8	2.7
FAM restructuring expense	4.9	5.6	2.8
Sustainable and Adhesive Solutions(2)
Severance and termination benefits	1.7	10.6	—
Other exit costs	0.1	2.3	1.1
SAS restructuring expense	1.8	12.9	1.1
Unallocated
Severance and termination benefits	1.4	3.4	—
Other exit costs	—	—	0.1
Unallocated restructuring expense	1.4	3.4	0.1
Total restructuring expense	$8.1	$21.9	$4.0

Filtration and Advanced Materials
Other impairment expense(3)	$11.8	$—	$—
Sustainable and Adhesive Solutions
Other impairment expense	—	16.2	18.3
Unallocated
Other impairment expense	—	—	0.3
Total restructuring and other impairment expense	$19.9	$38.1	$22.6
(1)Includes costs associated with facility closures initiated in prior years of $1.6 million and $2.5 million for the year ended December 31, 2025 and 2024, respectively. Through December 31, 2025, the Company has recognized

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accumulated restructuring and impairment charges of $11.8 million related to an ongoing facility closure. Additional restructuring expense associated with a site closure initiated in the current year are not expected to be significant.
(2)Includes costs associated with facility closures initiated in prior years of $2.8 million for the year ended December 31, 2024, respectively, related to facilities closed in prior years.
(3)Other impairment expense includes charges to reduce of the carrying value of long-lived assets associated with facility closures announced in the current and prior years to fair value.
The following table summarizes changes in restructuring liabilities (in millions):

	2025	2024
Balance at beginning of the period	$2.2	$3.8
Charges for restructuring programs	8.2	21.9
Cash payments and other	(7.9)	(23.5)
Balance at end of period	$2.5	$2.2

Note 12. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	December 31,
	2025	2024
Revolving facility - U.S. dollar borrowings	$160.0	$237.0
Term loan A facility	83.3	83.3
Term loan B facility	116.5	116.5
Delayed draw term loan	270.1	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
German loan agreement	3.7	5.9
Debt issuance costs	(15.4)	(23.5)
Total debt	1,018.2	1,089.3
Less: Current debt	(2.9)	(2.6)
Long-term debt	$1,015.3	$1,086.7

On September 25, 2018, the Company entered into a $700.0 million credit agreement (the “Credit Agreement”), which replaced the Company’s previous senior secured credit facilities and provides for a five-year $500.0 million revolving line of credit (the “Revolving Credit Facility”) and a seven-year $200.0 million bank term loan facility (the “Term Loan A Facility”). Subject to certain conditions, the Company may request incremental loans to be extended under the Revolving Credit Facility or as additional Term Loan Facilities so long as the Company is in pro forma compliance with the required financial covenants and the aggregate of such increases does not exceed $400.0 million.

On February 10, 2021, we amended the Credit Agreement to, among other things, add a new seven-year $350.0 million Term Loan B Facility (the “Term Loan B Facility”) and to decrease the incremental loans that may be extended at the Company’s request to $250.0 million. Further amendments effective February 22, 2022 adjusted the step-down schedule for the maximum net debt to EBITDA ratio.

On May 6, 2022, the Company further amended the Credit Agreement in order to extend the maturity of the Revolving Credit Facility and the Term Loan A Facility to May 6, 2027, and to increase the availability under the Revolving Credit Facility, to $600.0 million. Additionally, we added a $650.0 million delayed draw term loan facility (the "Delayed Draw Term Loan Facility").

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2024, the Company further amended the Credit Agreement to increase the applicable rate margin to 2.75% with respect to revolving loans and delayed draw term loans borrowed at the adjusted Term SOFR rate, adjusted EURIBOR rate or Daily Simple RFR rate, as applicable, and letter of credit fees, 1.75% with respect to revolving loans and delayed draw term loans borrowed at the ABR rate, 3.00% with respect to Term A Loans borrowed at the adjusted Term SOFR rate or adjusted EURIBOR rate, as applicable, and 2.00% with respect to Term A Loans borrowed at the ABR rate and the commitment fee rate to 0.45%, in each case, when the net debt to EBITDA ratio is greater than or equal to 5.00 to 1.00. The Amendment also permits borrowings under the revolving commitments in an aggregate amount up to $504.0 million in Sterling.

Under the terms of the amended Credit Agreement, Mativ must maintain certain financial ratios and comply with certain financial covenants, including a requirement (a) to maintain a minimum interest coverage ratio of 2.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-up to 2.75 to 1.00 for each such period thereafter and (b) to maintain a maximum net debt to EBITDA ratio of 5.50 to 1.00 over each consecutive four fiscal quarter period ending December 31, 2024 through December 31, 2025 with a step-down to 5.25 to 1.00 for each such period thereafter. In addition, borrowings and loans made under the amended Credit Agreement are secured by substantially all of the Company’s and the guarantors’ personal property, excluding certain customary items of collateral, and will be guaranteed by the Company’s existing and future wholly-owned direct material domestic subsidiaries and by Mativ Luxembourg (formerly known as SWM Luxembourg).

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

The Company was in compliance with all of its covenants under the amended Credit Agreement at December 31, 2025.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligations under the Company’s senior secured credit facilities or that guarantees certain other indebtedness, subject to certain exceptions.

The 2029 Notes were issued pursuant to an Indenture (the “Indenture”), dated as of October 7, 2024, among the Company, the guarantors listed therein and a third-party financial institution, as trustee. Interest on the 2029 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2025, and the 2029 Notes mature on October 1, 2029, subject to earlier repurchase or redemption.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at December 31, 2025.

As of December 31, 2025, the average interest rate was 6.36% on outstanding Revolving Facility borrowings, 6.57% on outstanding Term Loan A Facility borrowings, 7.58% on outstanding Term Loan B Facility borrowings and 6.32% on outstanding Delayed Draw Term Loan facility borrowings. The effective rate on the 2029 Notes was 8.000%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 7.46% and 6.41% for the year ended December 31, 2025 and 2024, respectively.

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

Rate Swap Agreements

From time to time, the Company enters into interest rate swap transactions to manage the Company's interest rate risk and cross-currency swaps designated as a hedge of a portion of the Company's net investment in certain Euro-denominated subsidiaries. Refer to Note 13. Derivatives for additional information.

Principal Repayments

Under the amended Credit Agreement, the Company selects an "interest period" for each of its borrowings from the Revolving Facility. The Company can repay such borrowings and borrow again at a subsequent date if it chooses to do so, providing it flexibility and efficient use of any excess cash. The Company currently has the intent and ability to allow its debt balances to remain outstanding and expects to continue to file notices of continuation related to its borrowings outstanding at December 31, 2025, such that those amounts are not expected to be repaid prior to the May 2027 expiration of the Revolving Facility.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the expected maturities for the Company's debt obligations as of December 31, 2025 (in millions):

2026	$2.9
2027	514.2
2028	116.5
2029	400.0
2030	—
Thereafter	—
Total	$1,033.6

Fair Value of Debt

At December 31, 2025 and December 31, 2024 the fair market value of the 2029 Notes was $403.6 million and $383.5 million, respectively. The fair market value for the 2029 Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of December 31, 2025 and 2024 approximated the respective carrying amounts as the interest rates approximate current market indices.

Debt Issuance Costs

The Company capitalized approximately $8.3 million of debt issuance costs during the year ended December 31, 2024 related to the issuance of the 2029 Notes and the amendment to our Credit Agreement. These capitalized costs are amortized over the term of the various facilities under the amended Credit Agreement. As of December 31, 2025 and 2024, the Company's total deferred debt issuance costs, net of accumulated amortization, were $15.4 million and $23.5 million, respectively.

Amortization expense of $8.2 million, $7.0 million $6.5 million was recorded during the years ended December 31, 2025, 2024, and 2023 respectively, and was included as a component of Interest expense in the accompanying Consolidated Statements of Income (Loss).

The following is the expected future amortization of the Company's deferred debt issuance costs as of December 31, 2025 (in millions):

2026	$8.0
2027	4.5
2028	1.8
2029	1.1
2030	—
Thereafter	—
Total	$15.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Consolidated Statement of Cash Flows. As of December 31, 2025 and 2024 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of December 31, 2025 and 2024 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge were $480.8 million and $589.2 million, respectively.

The interest rate contract used to hedge changes in the fair value of a portion of our 6.875% Senior Notes due 2026 was exited following the October 7, 2024 redemption of the 2026 Notes.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at December 31, 2025 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.1	Accrued expenses and other current liabilities	$—
Foreign exchange contracts	Other assets	—	Other liabilities	53.2
Interest rate contracts	Other assets	1.1	Other liabilities	0.3
Total derivatives designated as hedges		2.2		53.5

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedges		—		0.1
Total derivatives		$2.2		$53.6

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31,
	2025	2024	2023
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$(3.5)	$12.8	$11.6
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	(56.0)	22.9	(14.8)
Total gain (loss)	$(59.5)	$35.7	$(3.2)

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the years ended December 31, 2025, 2024 or 2023, other than those related to the cross-currency swaps, noted below.

Gains (losses) on derivatives within the Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (losses)Recognized
		Year Ended December 31,
		2025	2024	2023
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$14.8	$23.4	$28.4
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	6.6	7.6	10.0
Effect of fair value hedges
Hedged item	Interest expense	—	4.1	4.6
Derivative designated as hedges	Interest expense	—	(4.1)	(4.6)
Effect of non-designated hedges
Foreign exchange contracts	Other expense, net	3.6	3.8	0.8
Total gain		$25.0	$34.8	$39.2

Deferred gains of $6.7 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Accrued Expenses and Other Current Liabilities

Accrued expenses and Other current liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Accrued salaries, wages and employee benefits	$46.2	$45.3
Accrued sales discounts and allowances	19.1	15.4
Other accrued expenses	44.1	40.0
Total	$109.4	$100.7

Note 15. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components (in millions):

	Years Ended December 31,
	2025	2024	2023
U.S.	$(349.1)	$(92.8)	$(256.9)
Foreign	(113.9)	13.9	(224.0)
Total	$(463.0)	$(78.9)	$(480.9)

An analysis of the expense (benefit) for income taxes from continuing operations follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Current income taxes:
U.S. federal	$(2.2)	$0.8	$(13.5)
U.S. state	0.9	(2.1)	(2.3)
Foreign	5.8	7.0	18.8
	4.5	5.7	3.0
Deferred income taxes:
U.S. federal	(14.6)	(27.9)	(5.7)
U.S. state	(8.9)	(0.5)	0.9
Foreign	(106.6)	(7.5)	28.6
	(130.1)	(35.9)	23.8
Total	$(125.6)	$(30.2)	$26.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes for the year ended December 31, 2025 in accordance with ASU 2023-09 was as follows (in millions):

	Years Ended December 31,
	2025
	Amount	Percent
Tax Provision at U.S. Statutory Rate	$(97.2)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(6.2)	1.3
Foreign Tax Effects
United Kingdom
Changes in valuation allowances(2)	12.0	(2.6)
Other	1.1	(0.2)
Foreign income tax rate differential	(0.7)	0.2
Germany
Goodwill impairment	16.1	(3.5)
Other	(1.4)	0.3
Foreign income tax rate differential	(4.4)	1.0
Enacted changes in tax laws or rates	(8.3)	1.8
Luxembourg
Enacted changes in tax laws or rates	9.8	(2.1)
Other	(0.2)	—
Foreign income tax rate differential	(0.9)	0.2
Changes in valuation allowances(2)	(109.9)	23.7
Other foreign jurisdictions
Goodwill impairment	4.4	(1.0)
Other	2.0	(0.4)
Foreign income tax rate differential	(0.6)	0.1
Effect of Cross-Border Tax Laws
Branch Earnings	1.7	(0.4)
Other	0.3	(0.1)
Income from passthrough entities	(3.3)	0.7
Tax Credits
General	(0.4)	0.1
Foreign Branch	(1.8)	0.4
Research & Development Credit	(2.7)	0.6
Changes in Valuation Allowances(2)	45.6	(9.8)
Nontaxable or Nondeductible Items
Goodwill Impairment	8.1	(1.7)
Other	2.9	(0.6)
Changes in Unrecognized Tax Benefits	5.3	(1.1)
Other Adjustments	3.1	(0.8)
Provision for income taxes	$(125.6)	27.1%
(1)California, Wisconsin, Minnesota, and Illinois represent the majority of the tax effect in this category.
(2)The 2025 increase in the valuation allowance in the UK is a result of changes in estimates of future taxable income. The 2025 increase in the valuation allowance in the U.S. is a result of the current year change to a net deferred tax asset position. The 2025 decrease in the valuation allowance in Luxembourg is a result of implemented planning actions that generate objective taxable income.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the expense for income taxes for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Years Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$(16.6)	21.0%	$(101.0)	21.0%
Foreign income tax rate differential	(3.7)	4.7	3.3	(0.7)
Income from pass-through entities	1.8	(2.3)	1.9	(0.4)
Branch earnings	2.2	(2.8)	1.4	(0.3)
Global intangible low tax inclusion	3.4	(4.3)	3.5	(0.7)
Subpart F income	—	—	—	—
Foreign derived intangible income	2.4	(3.0)	(0.3)	0.1
State income tax, net of federal benefit	(2.5)	3.2	(0.6)	0.1
Adjustments to valuation allowances	(4.7)	6.0	50.8	(10.6)
Capital loss carryforward	—	—	—	—
Transition tax	—	—	—	—
Other tax credits	(3.2)	4.1	(3.5)	0.7
Foreign tax credits	(2.0)	2.5	(7.4)	1.5
Other foreign operational taxes	0.7	(0.9)	1.8	(0.3)
Base erosion minimum tax amount	—	—	—	—
Domestic production deduction	—	—	—	—
Remeasurement of deferred taxes due to tax law	1.1	(1.4)	(0.3)	0.1
Non-deductible compensation expense	0.5	(0.6)	0.9	(0.2)
Non-deductible acquisition expense	—	—	(0.5)	0.1
Goodwill impairment	—	—	84.5	(17.6)
Uncertain tax positions	(5.8)	7.4	(4.2)	0.9
Worthless stock deduction	(4.6)	5.8	—	—
Other, net	0.8	(1.1)	(3.5)	0.7
Provision for income taxes	$(30.2)	38.3%	$26.8	(5.6)%

A benefit for income taxes of $125.6 million, a benefit for income taxes of $30.2 million and an expense for income taxes of $26.8 million in the years ended December 31, 2025, 2024, and 2023, respectively, resulted in an effective tax rate of 27.1%, 38.3%, and (5.6)% in 2025, 2024, and 2023, respectively. The Company’s effective tax rates differ from the statutory federal income tax rate of 21.0% due primarily to varying tax rates in foreign jurisdictions, the relative amounts of income we earn in those jurisdictions, non-deductible goodwill impairment, adjustments to valuation allowances, uncertain tax positions, and worthless stock deduction.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant earnings and profits from its foreign subsidiaries that it can generally repatriated free of U.S. federal tax. As a result of the Company’s treasury policy to simplify and expedite its intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s prioritization of debt reduction and funding future growth, the Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

Additionally, the Organization for Economic Cooperation and Development (“OECD”) has reached agreement on an approach to establish a minimum global tax, set at 15%, for large multi-national enterprises, such as the Company. The OECD has recommended that certain aspects of this approach, referred to as “Pillar Two”, be made effective beginning in 2024, and many jurisdictions in which the Company operates have implemented Pillar Two legislation or are considering implementation. While such new rules introduce complexity into the Company’s tax calculations, Pillar Two in 2025 is limited to $1.2 million of qualified domestic minimum top-up tax ("QDMTT") in a jurisdiction where the Company's jurisdictional effective tax rate is less than 15%. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance on Pillar Two rules, considering impacts of such developments on its tax expense.

Income taxes paid, net of (refunds received), were as follows (in millions):

Years Ended December 31,
2025
U.S Federal	$(2.2)
U.S. State and local
South Carolina	(1.8)
Other	(1.5)
Foreign
Germany	8.6
Spain	3.2
China	2.0
Canada	1.5
Luxembourg	1.1
Other	0.6
Total cash paid during the period for income taxes	$11.5

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred income tax assets (liabilities) were comprised of the following (in millions):

	December 31,
	2025	2024
Deferred Tax Assets
Receivable allowances	$1.2	$1.4
Postretirement and other employee benefits	11.0	7.5
Net operating loss and tax credit carryforwards	343.6	313.3
Capital loss carryforward	28.8	33.6
Investment in subsidiaries	—	1.8
Capitalized research & development	41.3	45.3
Section 163(j) interest limitation	4.2	15.6
Right of use liabilities	16.9	17.4
Other	18.0	15.6
	465.0	451.5
Less: Valuation allowance	(258.7)	(286.1)
Net deferred income tax assets	$206.3	$165.4

Deferred Tax Liabilities
Net property, plant and equipment	$(73.4)	$(83.2)
Intangibles	(60.7)	(132.3)
Investment in subsidiaries	(7.2)	—
Derivatives	(9.2)	(13.8)
Right of use assets	(16.1)	(16.3)
Reserves and accruals	(2.6)	(2.7)
Foreign currency translation	(7.2)	(9.5)
Other	(0.8)	(0.8)
Net deferred income tax liabilities	$(177.2)	$(258.6)

Total net deferred income tax assets (liabilities)	$29.1	$(93.2)

As of December 31, 2025, the Company had approximately $286.8 million of tax-effected operating loss carryforwards available to further reduce future taxable income in various jurisdictions, with the following expiration dates:

2025
2026-2045	$188.3
Indefinite	98.5
Total	$286.8

In addition, the Company has $28.8 million of tax effected capital loss carryforwards, of which $20.4 million will expire in 2026 and $8.4 million are indefinite lived. The Company also has $22.3 million, $26.2 million, and $8.3 million of foreign, U.S. federal research and development, and U.S. state tax credits that will expire between 2028 – 2035, 2034 – 2045, and 2025 – 2045 respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss, capital loss, and credit carryforwards. The valuation allowance on deferred tax assets as of December 31, 2025, is substantially in the United States federal, state, and Luxembourg, of $81.7 million, $23.3 million, and $119.5 million, respectively.

The Company's assumptions, judgments and estimates relative to the valuation of these net deferred tax assets take into account available positive and negative evidence of realizability, including recent financial performance, the ability to realize benefits of restructuring and other recent actions, projections of the amount, source, and character of future taxable income and tax planning strategies. Actual future operating results could differ from the Company's current assumptions, judgments and estimates. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

The following table summarizes the activity related to the Company's unrecognized tax benefits related to income taxes (in millions):

	Years Ended December 31,
	2025	2024	2023
Uncertain tax position balance at beginning of year	$23.7	$20.0	$19.9
Increases in current year tax positions	6.2	5.4	0.6
Increases in prior year tax positions	1.2	5.2	4.4
Decreases due to lapse of statute of limitations	(1.9)	(5.6)	(2.4)
Decreases due to settlements	(0.7)	(1.3)	(2.1)
Increases (decreases) from business acquisitions	—	—	(0.4)
Uncertain tax position balance at end of year	$28.5	$23.7	$20.0

The liability for unrecognized tax benefits includes $19.5 million as of December 31, 2025 that if recognized would impact the Company's effective tax rate. The Company has $9.0 million of fully reserved deferred tax assets within the uncertain tax positions. The Company's policy with respect to penalties and interest in connection with income tax assessments or related to unrecognized tax benefits is to classify penalties as provision for income taxes and interest as interest expense in its Consolidated Statements of Income (Loss).

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The company has completed the 2020 U.S. audit with no tax adjustments to record. The company is under U.S. audit for tax year 2023 and anticipates finalizing this audit during 2026. The 2015-2025 tax years remain subject to examination by other major tax jurisdictions.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and Other Post-Employment Benefits ("OPEB") benefits related to postretirement healthcare and life insurance are sponsored in the United States, Germany, and Canada.

The Company provides benefits under the non-qualified Supplemental Executive Retirement Plan ("SERP") and Supplemental Retirement Contribution Plan ("SRCP") plans to the extent necessary to fulfill the intent of its retirement plans without regard to the limitations set by the Internal Revenue Code on qualified retirement benefit plans.

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

In July of 2024, the UK Court of Appeal upheld a ruling in the matter of Virgin Media Limited vs. NTL Pension Trustees II Limited that certain historical amendments for contracted-out defined benefit schemes were invalid if required actuarial confirmations were not obtained. The Company, and its pension scheme trustees and actuaries have not identified any implications for its UK pension defined benefit plans and continues to monitor potential legislation related to this matter.

During the third quarter of 2025, we entered into an agreement with a third party insurance company to execute a buy-in of the U.K. plan assets with an option to elect a future buy-out conversion. All plan assets were transferred to the insurance company in exchange for an annuity contract. Effective with the buy-in, the annuity contract provides all future benefit payments to the plan participants. Mativ continues to retain primary responsibility for the benefit obligation until the buy-out conversion is completed. Upon election of the buy-out conversion, Mativ will transfer full responsibility of the plan obligations to the insurance company, at which time we will derecognize the assets and liabilities of the pension plan and recognize a settlement loss as a component of net periodic pension cost.

In Germany, the Company sponsors retirement benefit plans which are unfunded. There is no legal or governmental obligation to fund these plans. These benefits are paid out in a normal course of business consistent with regulatory requirements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The U.S, U.K, and German pension plans accounted for the majority of the Company's total plan assets and total Accumulated Benefit Obligations ("ABO") at December 31, 2025.

The Company uses a measurement date of December 31 for its pension plans and other postretirement plans. The funded status of the pension plans as of December 31, 2025 and 2024 and the OPEB plans as of December 31, 2025 and 2024 was as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024	2025	2024
Change in PBO:
PBO at beginning of year(1)	$323.8	$342.0	$162.9	$219.5	$20.5	$23.2	$3.1	$3.8
Service cost	1.1	1.4	1.0	1.2	0.1	0.1	1.2	1.2
Interest cost	16.1	16.9	8.2	8.7	1.0	1.1	0.1	0.1
Actuarial (gain) loss	5.6	(10.5)	12.9	(14.3)	1.4	0.5	0.3	(0.1)
Plan settlements	(65.5)	—	—	(33.9)	—	—	—	—
Gross benefits paid	(25.3)	(26.0)	(12.0)	(13.8)	(4.5)	(4.4)	(1.4)	(1.7)
Currency translation effect	—	—	14.2	(4.5)	—	—	0.3	(0.2)
PBO at end of year	$255.8	$323.8	$187.2	$162.9	$18.5	$20.5	$3.6	$3.1
Change in Plan Assets:
Fair value of plan assets at beginning of year	$342.1	$356.8	$139.1	$192.9	$—	$—	$—	$—
Actual return on plan assets	26.4	11.0	6.7	(5.6)	—	—	—	—
Employer contributions	0.2	0.3	6.2	1.9	4.5	4.5	1.4	1.7
Plan settlements	(65.5)	—	(0.1)	(33.9)	—	—	—	—
Gross benefits paid	(25.3)	(26.0)	(12.1)	(13.8)	(4.5)	(4.5)	(1.4)	(1.7)
Currency translation effect	—	—	10.3	(2.4)	—	—	—	—
Fair value of plan assets at end of year	$277.9	$342.1	$150.1	$139.1	$—	$—	$—	$—
Funded status at end of year(1)	$22.1	$18.3	$(37.1)	$(23.8)	$(18.5)	$(20.5)	$(3.6)	$(3.1)
(1) Net pension assets of $25.0 million and $32.9 million were reflected within the Consolidated Balance Sheet as Other Assets as of December 31, 2025 and 2024, respectively.

The PBO, ABO and fair value of pension plan assets for the Company's defined benefit pension plans and OPEB plans as of December 31, 2025 and 2024 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024	2025	2024
PBO	$255.8	$323.8	$187.2	$162.9	$18.5	$20.5	$3.6	$3.1
ABO	253.7	321.5	186.5	162.2	—	—	—	—
Fair value of plan assets	277.9	342.1	150.1	139.1	—	—	—	—

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, the pre-tax amounts in Accumulated other comprehensive income, net of tax that have not been recognized as components of net periodic benefit cost for the pension and OPEB plans are as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024	2025	2024
Accumulated loss (gain)	$10.1	$16.3	$20.9	$8.4	$1.9	$0.4	$—	$—
Prior service credit	—	—	0.5	0.5	—	—	—	—
Accumulated other comprehensive loss (gain)	$10.1	$16.3	$21.4	$8.9	$1.9	$0.4	$—	$—

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

Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2025, a 6.14% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.0% by 2048 and to remain at that level thereafter.

The weighted average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 were as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024	2025	2024
Discount rate	5.43%	5.63%	4.27%	4.98%	4.70%	5.26%	3.06%	3.43%
Rate of compensation increase	1.92%	1.93%	2.72%	2.72%	N/A	N/A	2.75%	2.75%

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net pension benefit cost (benefit) during the years ended December 31, 2025, 2024, and 2023 were as follows (in millions):

	Pension Benefits
	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Service cost	$1.1	$1.4	$1.6	$1.0	$1.2	$1.0
Interest cost	16.1	16.9	17.7	8.2	8.7	8.4
Expected return on plan assets	(18.3)	(22.4)	(22.1)	(5.3)	(6.0)	(4.3)
Amortizations and other	—	—	—	(0.1)	(2.4)	0.4
Settlement loss	3.6	—	—	—	—	—
Net periodic benefit cost (benefit)	$2.5	$(4.1)	$(2.8)	$3.8	$1.5	$5.5

	Other Postretirement Benefits(1)
	US			Non-US
	2025	2024	2023	2025	2024	2023
Service cost	$0.1	$0.1	$0.2	$1.2	$1.2	$1.2
Interest cost	1.0	1.1	1.2	0.1	0.1	0.1
Expected return on plan assets	—	—	—	—	—	—
Amortizations and other	(0.1)	—	—	0.3	—	0.1
Net periodic benefit cost (benefit)	$1.0	$1.2	$1.4	$1.6	$1.3	$1.4

Assumptions are used to determine net periodic benefit costs. In addition to the discount rate and rate of compensation increase, which are used to determine benefit obligations, an expected long-term rate of return on plan assets is also used to determine net periodic pension benefit costs. The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Pension Benefits
	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Discount rate	5.63%	5.14%	5.42%	4.99%	4.32%	4.53%
Expected long-term rate of return on plan assets	5.60%	6.27%	6.10%	3.80%	3.18%	2.48%
Rate of compensation increase	1.93%	1.90%	1.90%	2.72%	2.72%	0.45%

	Other Postretirement Benefits(1)
	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023
Discount rate	5.26%	5.00%	5.32%	3.31%	4.15%	3.96%
Expected long-term rate of return on plan assets	—%	—%	—%	—%	—%	—%
Rate of compensation increase	—%	3.50%	3.50%	2.75%	2.75%	1.65%

The Company's investment strategy with respect to its U.S. pension plan assets is to maximize the return on investment of plan assets at an acceptable level of risk and to assure each plans' fiscal health. The target asset allocation varies based on the funded status of the plan in an effort to match the duration of the plan's liabilities to investments in long duration

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fixed income assets over time. For the year ended December 31, 2025, the target and actual allocation of plan assets were aligned.

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

The annuity contract purchased as part of the UK buy-in transaction in the third quarter of 2025 provides for all future benefit payments to plan participants, eliminating the need for an investment strategy for these plans.

The pension plans' asset allocations by category at December 31, 2025 and 2024 were as follows:

	U.S.		Non-U.S.
	2025	2024	2025	2024
Plan Asset Category
Cash and cash equivalents	1%	1%	1%	1%
Equity securities(1):
Domestic large cap	8	8	—	—
Domestic small cap	1	1	—	—
International	6	6	—	—
Fixed income securities	84	84	—	99
Buy-in contract(2)	—	—	99	—
Total	100%	100%	100%	100%
(1) None of the Company's pension plan assets are targeted for investment in Mativ stock, except that it is possible that one or more mutual funds held by the plan could hold shares of Mativ.
(2) Buy-in annuity contracts are equal to the fair value of underlying liabilities, calculated using actuarial assumptions, and considered a Level 3 measurement.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level, within the fair value hierarchy, the pension plans' assets at fair value as of December 31, 2025 (in millions):

	U.S.			Non-U.S.
Plan Asset Category	Total	Other(1)	Level 1	Total	Level 1	Level 3
Cash and cash equivalents	$3.3	$—	$3.3	$1.6	$1.6	$—
Equity securities:
Domestic large cap	23.3	23.3	—	—	—	—
Domestic small cap	2.9	2.9	—	—	—	—
International	15.3	15.3	—	—	—	—
Fixed income securities:
US Government securities	88.5	88.5	—	—	—	—
Corporate bonds	130.8	130.8	—	—	—	—
International bonds	13.8	13.8	—	—	—	—
Other	—	—	—	148.5	—	148.5
Total	$277.9	$274.6	$3.3	$150.1	$1.6	$148.5
(1)Investments held in Mutual Funds are measured at Net Asset Value ("NAV"), as determined by the fund manager, as a practical expedient and not are subject to hierarchy level classification disclosure.

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
(1)Investments held in Mutual Funds are measured at Net Asset Value ("NAV"), as determined by the fund manager, as a practical expedient and not are subject to hierarchy level classification disclosure.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects the following estimated undiscounted future pension benefit payments, which are to be made from pension plan and employer assets, net of amounts that will be funded from retiree contributions, and which reflect expected future service, as appropriate (in millions):

	U.S.	Non-U.S.
2026	$20.5	$13.2
2027	$20.7	$14.1
2028	$20.3	$13.3
2029	$20.3	$14.3
2030	$20.1	$15.0
2031-2035	$97.6	$77.9

The Company was not required to contribute during 2025 to its U.S. pension plans, although, it may make discretionary contributions, along with contributions to certain pay-as-you-go plans in the US, Canada, Germany, France, and Italy. Following the buy-in transaction, regular company contributions to the UK plan ceased as the funding mechanism threshold was achieved.

Other Benefits

We sponsor qualified defined contribution plans covering substantially all U.S. employees. Under the plan, the Company matches a portion of employee contributions. The Company's cost under the plan was $14.8 million, $15.0 million, and $14.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Stockholders' Equity

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

In April 2025, the Company adopted and the shareholders approved Amendment No. 1 (the “Plan Amendment”) to the 2024 Plan. The Plan Amendment increases by 2,300,000 the maximum number of shares of common stock authorized to be issued under the 2024 Plan. Subject to the terms and conditions of the 2024 Plan, and after giving effect to the Plan Amendment, the number of shares of Company common stock authorized for grants under the 2024 Plan is 5,100,000 shares.

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

RSUs and PSUs transfer ownership rights in shares of its Common Stock to the recipients of the grant upon vesting, including the right to vote the shares and receive dividends thereon. During the vesting period, the recipients are eligible for dividend equivalents. The RSUs generally vest over a three-year term as follows: 33.3% on each of the first, second and third anniversaries of the grant date, except for RSUs issued as retirement and special grant awards, which vest over a one-year term on the first anniversary of the grant date. Vesting is contingent upon continued employment or service. The unvested portion of a grantee’s RSU will be immediately forfeited and cancelled if the grantee ceases employment or service, except for retirement awards which vest on a pro rata basis. RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Forfeitures are accounted for as they occur. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

Substantially all stock-based compensation expense has been recorded in Selling and general expense on the Consolidated Statements of Income (Loss). Stock-based compensation expense was $10.8 million, $11.3 million, and $9.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized compensation expense was $9.2 million and is expected to be recognized over a weighted average period of 2.4 years.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards

In July 2023, the Company implemented a one-time conversion of all outstanding RSAs to RSUs. There were no RSAs granted in 2025 and 2024.

The following table presents RSA activity for the years ended December 31, 2023:

	2023
	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	526,961	$31.89
Granted	—	—
Forfeited	(97,629)	33.46
Vested	(292,519)	32.98
Converted to RSUs	(136,813)	28.43
Outstanding at December 31	—	$—

Restricted Stock Units

The following table presents activity of RSUs for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	718,515	$20.13	562,070	$24.68	343,142	$23.41
Granted	1,264,999	6.97	513,962	17.87	277,479	25.33
Converted from RSAs	—	—	—	—	136,813	28.43
Forfeited	(147,515)	16.00	(81,099)	22.41	(69,627)	26.08
Vested	(457,649)	19.71	(276,418)	24.50	(125,737)	25.95
Outstanding at December 31	1,378,350	$8.63	718,515	$20.13	562,070	$24.68

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units

The following table presents activity of PSUs for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant	# of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at January 1	422,449	$20.06	273,225	$24.47	320,732	$23.57
Granted	430,922	9.32	291,395	16.44	105,867	26.74
Forfeited	(187,285)	12.83	(82,340)	21.43	(151,186)	24.12
Vested	(258,204)	20.69	(59,831)	20.71	(2,188)	26.74
Outstanding at December 31	407,882	$11.63	422,449	$20.06	273,225	$24.47

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

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net income per share follows (in millions, shares in thousands):

	Years Ended December 31,
	2025	2024	2023
Numerator (basic and diluted):
Net loss	$(337.4)	$(48.7)	$(309.5)
Less: Dividends paid to participating securities	(0.7)	(0.2)	(0.7)
Undistributed and distributed loss available to common stockholders	$(338.1)	$(48.9)	$(310.2)

Denominator:
Average number of common shares outstanding	54,607.1	54,313.3	54,506.9
Effect of dilutive stock-based compensation(1)	—	—	—
Average number of common and potential common shares outstanding	54,607.1	54,313.3	54,506.9
(1)For the year ended December 31, 2025, Diluted loss per share excludes 542,000 weighted average potential common shares as their inclusion would be anti-dilutive.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies

Other Commitments

As of December 31, 2025, we had contractual obligations to purchase products and services (primarily raw materials), capital projects, and energy totaling $105.1 million. These commitments extend beyond 2029.

The Company has $8.8 million of other letters of credit, guarantees and surety bonds outstanding at December 31, 2025.

In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of December 31, 2025, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of December 31, 2025, approximately 26% of our U.S. workforce and 36% of our Non-U.S. workforce are under collective bargaining agreements. Approximately 0% of all U.S. employees and 18% of our Non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our Non-U.S. workforce, union membership is voluntary and does not need to be disclosed to the Company under local laws. As a result, the number of employees covered by the collective bargaining agreements in some countries cannot be determined.

Note 19. Segment Information

The Company has two reportable segments: (1) Filtration & Advanced Materials ("FAM") and (2) Sustainable & Adhesive Solutions ("SAS"). The FAM segment supplies customers directly, serving a diverse set of generally higher-growth end markets. FAM end markets include water and air purification, life sciences, industrial processes, transportation, glass and glazing, packaging, agriculture, building and construction, safety and security. SAS is focused primarily on tapes, labels, liners, specialty paper, packaging and healthcare solutions. The SAS segment supplies customers through distribution and directly, serving growing and mature end markets including building and construction, DIY, product packaging, consumer & commercial papers, personal care, advanced wound care, medical device fixation and medical packaging. The accounting policies of the reportable segments are the same as those described in Note 2. Summary of Significant Accounting Policies.

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

Net sales, costs of products sold, nonmanufacturing expense, restructuring and impairment expense, and operating profit (loss) by segment were (in millions):

	Years Ended December 31,
	2025	2024	2023
Net sales
FAM	$767.5	$766.5	$810.0
SAS	1,219.5	1,214.6	1,216.0
Consolidated	$1,987.0	$1,981.1	$2,026.0

Cost of products sold
FAM	$604.2	$592.3	$613.3
SAS	1,019.9	1,024.7	1,056.9
Consolidated	$1,624.1	$1,617.0	$1,670.2

Total nonmanufacturing expense
FAM	$94.4	$98.6	$94.6
SAS	112.3	115.5	115.1
Total segments	206.7	214.1	209.7
Unallocated	108.8	105.6	136.4
Consolidated	$315.5	$319.7	$346.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024	2023
Restructuring and impairment
FAM	$428.7	$5.6	$2.8
SAS	1.7	29.1	420.3
Total segments	430.4	34.7	423.1
Unallocated	1.4	3.4	0.5
Consolidated	$431.8	$38.1	$423.6

Operating profit (loss)
FAM	$(359.8)	$70.0	$99.3
SAS	85.6	45.4	(376.3)
Total segments	(274.2)	115.4	(277.0)
Unallocated	(110.2)	(109.1)	(136.9)
Consolidated	$(384.4)	$6.3	$(413.9)

Capital spending and depreciation by segments were (in millions):

	Capital Spending			Depreciation
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
FAM	$13.8	$24.0	$29.7	$25.8	$24.9	$25.3
SAS	26.0	30.0	33.1	47.9	51.4	54.3
Total segments	39.8	54.0	62.8	73.7	76.3	79.6
Unallocated	0.2	1.0	3.2	1.2	1.4	2.1
Consolidated	$40.0	$55.0	$66.0	$74.9	$77.7	$81.7

Information about Geographic Areas

Long-lived assets by geographic area were as follows (in millions):

	December 31,
	2025	2024
U.S.	$311.7	$340.5
France	29.4	28.1
Germany	172.9	161.4
U.K.	57.8	56.1
Other foreign countries	58.4	58.0
Consolidated	$630.2	$644.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mativ Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mativ Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Filtration and Advanced Materials — Refer to Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company determines the fair value of its reporting units using the income approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future cash flows and discount rates. Changes to the forecasted revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and discount rate assumptions may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or measurement of an impairment charge. During the first quarter of 2025, primarily in response to a sustained decline in the Company's share price, an interim quantitative goodwill impairment test was performed, which resulted in a full impairment of all goodwill related to the Filtration and Advanced Materials (“FAM”) reporting unit.

We identified goodwill attributable to the FAM reporting unit as a critical audit matter because of the significant assumptions required to estimate the fair value of the FAM reporting unit. The sensitivity of the estimate to changes in assumptions, specifically related to the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate for the FAM reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the FAM reporting unit, such as controls related to management’s selection of the discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, by:

•Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
•Obtaining an understanding of management’s rationale for the company-specific risk premium component of the discount rate and evaluating whether the company-specific risk factors were reasonable relative to Company circumstances and consistent with the risk characteristics reflected in the projected cash flows.
•Developing a range of independent estimates and comparing those to the discount rate selected by the Company.
•Assessing the reasonableness of management’s fair value estimate by comparing the implied equity value from the discounted cash flow model to the Company’s market capitalization at the measurement date.

/s/ Deloitte & Touche, LLP

Atlanta, Georgia
February 26, 2026

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 was made under the supervision and with the participation of our management including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on these criteria. As of December 31, 2025, we had no material weaknesses based on our tests using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Mativ Holdings, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mativ Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche, LLP

Atlanta, Georgia
February 26, 2026

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

All other information called for by this Item is hereby incorporated by reference to the sections of our proxy statement relating to our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") captioned "Proposal One - Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information in the section of the 2026 Proxy Statement captioned "Executive Compensation," including the item captioned "Compensation Discussion and Analysis," is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information in the section of the 2026 Proxy Statement entitled "Stock Ownership" is incorporated in this Item 12 by reference. The following table provides information, as of December 31, 2025, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Outside Directors Stock Plan (1)	2,272
2024 Equity and Incentive Plan (2)	2,841,380
Total approved by stockholders	2,843,652
Equity compensation plans not approved by stockholders	—
Grand total	2,843,652
(1)The Outside Directors Stock Plan consists of shares registered for the purpose of issuance to our outside directors for payment of their retainer fees quarterly in advance. Director's stock retainer fees consisted of $31,250 for the first two quarters in 2025, and $125,000 granted on July 1, 2025, representing a one-year retainer service period of July 1, 2025 to June 30, 2026, as a restricted stock unit subject to a one-year service condition. The number of shares issued is determined based on the then fair market value of the shares, which is determined in accordance with the plan at the closing price on the grant date. Certain directors have elected to defer receipt of quarterly and annual retainer fees under the terms of our Deferred Compensation Plan No. 2 for Non-Employee Directors, resulting in an accumulation of stock unit credits. Upon a change in control, retirement or earlier termination from the Board, these stock unit credits will be distributed in the form of shares. While held in the deferred compensation plan account, these stock unit credits carry no voting rights and cannot be traded as Common Stock, although declared dividends create additional stock unit credits. As of December 31, 2025, deferred retainer fees and credited dividends have resulted in 78,960 accumulated stock unit credits.

(2)Reflects shares available for future issuance under the 2024 Equity and Incentive Plan which is described in Note 17. Stockholders' Equity of the Notes to Consolidated Financial Statements in Part II, Item 8 herein. Awards of restricted stock units under the 2024 Equity and Incentive Plan are subject to forfeiture and cannot be sold or otherwise transferred until fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the sections of the 2026 Proxy Statement captioned "Corporate Governance," including the items captioned "Transactions with Related Persons" and "Board of Directors and Standing Committees" is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information in the section of the 2026 Proxy Statement captioned "Proposal Two - Ratification of the Selection of the Independent Registered Public Accounting Firm" is incorporated in this Item 14 by reference.

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

2.2
Purchase Agreement, dated as of August 1, 2023, by and between Mativ Holdings, Inc. and Evergreen Hill Enterprise Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023).***

2.3
First Amendment to Purchase Agreement, dated November 29, 2023, to the Purchase Agreement, dated as of August 1, 2023, by and between Company and Evergreen Hill Enterprise Pte. Ltd.(incorporated by reference to Exhibit 2.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).***

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2022).
3.3	Amended and Restated Bylaws dated as of March 11, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2025).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000).
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

10.2	Outside Directors' Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).**
10.3	Short-Term Incentive Plan for Eligible Employees effective January 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).**
10.4	Deferred Compensation Plan (incorporated by reference to Exhibit 10.8.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.5	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.8.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**
10.6
Amended and Restated Deferred Compensation Plan No. 2 for Non-Employee Directors, dated as of January 1, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on March 10, 2023). **

10.7	Amended and Restated Deferred Compensation Plan No. 2, dated as of January 1, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on March 10, 2023).**
*10.8	Summary of Non-Management Director Compensation.**

Exhibit Number	Exhibit
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

10.12	Form of Director Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021).
10.13
Backstop Credit Agreement, dated as of January 27, 2021, among Schweitzer-Mauduit International, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 27, 2021).

10.14	Letter of Agreement, dated April 25, 2022, between the Company and Cheryl Allegri (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2022).
10.15
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

10.16
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

10.17
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

Exhibit Number	Exhibit
10.18
Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).**

10.19
Neenah, Inc. 2018 Omnibus Stock and Incentive Compensation Plan (filed as Appendix A to the Neenah, Inc. Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 and incorporated herein by reference).**

10.20	Neenah, Inc. Amended and Restated Neenah Executive Severance Plan (filed as Exhibit 10.1 to the Neenah, Inc. Current Report on Form 8-K filed on April 25, 2017 and incorporated herein by reference).**
10.21
Form of Performance Share Unit Award Agreement (2015 Long-Term Incentive Plan) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed March 10, 2023 and incorporated herein by reference). **

10.22
Form of Restricted Stock Unit Award Agreement (2015 Long-Term Incentive Plan) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed March 10, 2023 and incorporated herein by reference). **

10.23
Form of Restricted Stock Unit Award Agreement (B - standard award) (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed August 7, 2019 and incorporated herein by reference).**

10.24	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.2 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).**
10.25	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).**
10.26	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to the Neenah, Inc. Quarterly Report on Form 10-Q, filed May 11, 2020 and incorporated herein by reference).**
10.27
Receivables Purchase Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2022 and incorporated herein by reference).***

10.28
Sale and Contribution Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC and the originators party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2022 and incorporated herein by reference).***

10.29
Amendment No. 1, dated as of October 20, 2023, to Receivables Purchase Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023).

10.30
Amendment No. 1, dated as of October 20, 2023, to Sale and Contribution Agreement, dated as of December 23, 2022, by and among the Company, Mativ Receivables LLC and the originators party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 25, 2023).

10.31
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

10.32	Mativ Holdings, Inc. Executive Severance Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024).**
10.33	Mativ Holdings, Inc. 2024 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024).**

Exhibit Number	Exhibit
10.34	Form of Performance Share Unit Award Agreement (2024 Mativ Holdings, Inc. Equity and Incentive Plan) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).**
10.35	Form of Restricted Stock Unit Award Agreement (2024 Mativ Holdings, Inc. Equity and Incentive Plan) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024).**
10.36	Offer Letter, dated March 11, 2025, between the Company and Shruti Singhal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2025).**
10.37
Separation Agreement and General Waiver and Release, dated March 11, 2025, between the Company and Julie Schertell (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2025).**

10.38	Amendment No. 1 to the Mativ Holdings, Inc. 2024 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025).**
10.39	Amendment No. 1 to Offer Letter between the Company and Shruti Singhal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2026).**
10.40
Separation Agreement and General Waiver and Release, dated January 8, 2026, between the Company and Gregory Weitzel (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2026).**

10.41	Offer Letter, dated December 11, 2025, by and between the Company and Scott Minder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2025).**
10.42
Second Omnibus Amendment, dated as of November 5, 2025, by and among the Company, Mativ Receivables LLC, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the various purchasers and originators party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

10.43
Separation Agreement and General Waiver and Release, dated May 23, 2025, by and between the Company and Michael W. Rickheim (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2025).**

19.1	Mativ Holdings, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2025).
*21.1	Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Powers of Attorney.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡
99.2	Form of Indemnification Agreement (incorporated by reference by Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
97	Mativ Holdings, Inc. Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flow, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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

Mativ Holdings, Inc.
By:
Dated:	February 26, 2026		/s/ Shruti Singhal
Shruti Singhal
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shruti Singhal	President, Chief Executive Officer, and Director	February 26, 2026
Shruti Singhal	(principal executive officer)

/s/ Scott Minder	Chief Financial Officer	February 26, 2026
Scott Minder	(principal financial officer)

/s/ Cheryl Allegri	Corporate Controller and Chief Accounting Officer	February 26, 2026
Cheryl Allegri	(principal accounting officer)

*	Director	February 26, 2026
William Cook

*	Director	February 26, 2026
John Stipancich

*	Director	February 26, 2026
Marco Levi

*	Director	February 26, 2026
Kimberly Ritrievi

*	Director	February 26, 2026
Deborah Borg

*By:

/s/ Mark W. Johnson		February 26, 2026
Mark W. Johnson
Attorney-In-Fact