Form 10-Q
period 2026-03-31
Mativ Holdings, Inc.
filed 2026-05-07
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	March 31, 2026
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 55,117,428 shares of common stock outstanding as of May 4, 2026.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$479.6	$484.8
Cost of products sold	394.7	412.2
Gross profit	84.9	72.6

Selling and general expense	54.8	63.3
Research and development expense	5.5	6.3
Intangible asset amortization expense	16.0	15.4
Total nonmanufacturing expenses	76.3	85.0

Goodwill impairment expense	—	411.9
Restructuring and other impairment expense	1.3	6.3
Operating profit (loss)	7.3	(430.6)
Interest expense	17.5	17.8
Other income (expense), net	1.5	(1.8)
Loss before income taxes	(8.7)	(450.2)
Income tax expense (benefit), net	3.0	(24.7)
Net loss	$(11.7)	$(425.5)

Net loss per share:
Basic	$(0.22)	$(7.82)
Diluted	$(0.22)	$(7.82)

Weighted average shares outstanding:
Basic	54,828,500	54,447,200
Diluted	54,828,500	54,447,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(11.7)	$(425.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.8)	4.8
Unrealized gain (loss) on derivative instruments	0.1	(6.9)
Net gain (loss) from postretirement benefit plans	(0.2)	0.2
Other comprehensive loss	(8.9)	(1.9)
Comprehensive loss	$(20.6)	$(427.4)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$82.3	$84.2
Restricted cash	5.0	5.6
Accounts receivable, net	202.8	180.9
Inventories, net	334.7	329.1
Income taxes receivable	14.2	17.7
Other current assets	25.9	21.1
Total current assets	664.9	638.6
Property, plant and equipment, net	607.0	624.9
Operating lease right-of-use assets	48.1	48.4
Deferred income tax benefits	100.4	104.0
Goodwill	56.7	57.6
Intangible assets, net	493.3	514.2
Other assets	64.3	63.9
Total assets	$2,034.7	$2,051.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2.9	$2.9
Operating lease liabilities	9.3	9.0
Accounts payable	183.5	160.7
Income taxes payable	2.0	1.5
Accrued expenses and other current liabilities	96.4	111.2
Total current liabilities	294.1	285.3
Long-term debt	1,032.9	1,015.3
Finance lease liabilities, noncurrent	15.5	16.1
Operating lease liabilities, noncurrent	38.3	38.8
Pension and other postretirement benefits	51.4	53.8
Deferred income tax liabilities	72.6	74.9
Other liabilities	57.6	68.7
Total liabilities	1,562.4	1,552.9
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 55,109,676 and 54,681,114 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5.5	5.5
Additional paid-in-capital	684.9	685.0
Accumulated deficit	(213.2)	(195.8)
Accumulated other comprehensive income (loss), net of tax	(4.9)	4.0
Total stockholders’ equity	472.3	498.7
Total liabilities and stockholders’ equity	$2,034.7	$2,051.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(425.5)	—	(425.5)
Other comprehensive loss, net of tax	—	—	—	—	(1.9)	(1.9)
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Issuances of common stock under stock-based compensation plan	183,866	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	3.6	—	—	3.6
Stock issued to directors as compensation	8,598	—	0.2	—	—	0.2
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.1)	—	—	(1.1)
Balance, March 31, 2025	54,574,597	$5.5	$678.4	$(266.9)	$11.2	$428.2

Balance, December 31, 2025	54,681,114	$5.5	$685.0	$(195.8)	$4.0	$498.7
Net loss	—	—	—	(11.7)	—	(11.7)
Other comprehensive loss, net of tax	—	—	—	—	(8.9)	(8.9)
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Issuances of common stock under stock-based compensation plan	419,221	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.7	—	—	1.7
Stock issued to directors as compensation	—	—	0.2	—	—	0.2
Deferred compensation directors stock trust	9,341	—	—	—	—	—
Shares withheld for employee taxes	—	—	(2.0)	—	—	(2.0)
Balance, March 31, 2026	55,109,676	$5.5	$684.9	$(213.2)	$(4.9)	$472.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating
Net loss	$(11.7)	$(425.5)
Adjustments to reconcile Net loss to Net cash provided by (used in) operations:
Depreciation and amortization	34.8	35.3
Amortization of deferred issuance costs	2.0	2.0
Goodwill impairment	—	411.9
Other impairments	0.1	5.3
Deferred income tax	(0.2)	(27.3)
Pension and other postretirement benefits	(1.7)	(0.5)
Stock-based compensation	2.1	3.6
(Gain) loss on foreign currency transactions	(1.6)	1.8
Other non-cash items	4.9	0.2
Other operating	0.5	(0.6)
Changes in operating working capital, net of assets acquired:
Accounts receivable	(25.8)	(43.3)
Inventories	(13.3)	10.8
Prepaid expenses	(4.0)	(4.0)
Accounts payable and other current liabilities	11.3	12.8
Accrued income taxes	3.6	1.6
Net changes in operating working capital	(28.2)	(22.1)
Net cash provided by (used in) operations	1.0	(15.9)
Investing
Capital spending	(8.4)	(13.9)
Cash received from settlement of cross-currency swap contracts	—	3.4
Other investing	—	(0.1)
Net cash used in investing	(8.4)	(10.6)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Financing
Cash dividends paid	(5.9)	(5.5)
Proceeds from long-term debt	16.3	54.0
Payments on long-term debt	(0.7)	(22.7)
Payments for debt issuance costs	(1.1)	—
Payments on financing lease obligations	(0.7)	(0.2)
Shares withheld for employee taxes	(2.0)	(1.1)
Net cash provided by financing	5.9	24.5
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(1.0)	1.5
Decrease in Cash and cash equivalents and Restricted cash	(2.5)	(0.5)
Cash and cash equivalents and Restricted cash at beginning of period	89.8	94.3
Cash and cash equivalents and Restricted cash at end of period	$87.3	$93.8

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$10.9	$13.2
Cash paid (received) for taxes, net	$(0.6)	$1.6
Capital spending in Accounts payable and Accrued expenses and other current liabilities	$3.1	$3.9
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

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include, but are not limited to, inventory valuation, goodwill valuation, useful lives of tangible and intangible assets, equity-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, income taxes and contingencies.

Receivables Sales Agreement

The Company participates in an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The amount of receivables pledged as collateral pursuant to our Receivables Sales Agreement as of March 31, 2026 and December 31, 2025 was $25.4 million and $27.2 million, respectively.

The following table summarizes the activity under the Receivables Sales Agreement (in millions):

	Three Months Ended March 31,
	2026	2025
Trade accounts receivable sold to financial institutions	$256.9	$238.0
Cash proceeds from financial institutions	$256.8	$237.8

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For more information on the Receivables Sales Agreement, refer to Note 5. Accounts Receivable, net of our Form 10-K for the 2025 fiscal year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. Adoption of the ASU, which is effective for annual reporting periods beginning after December 15, 2025, did not have a significant impact on the Company’s consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The ASU clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative (LIBOR sunset). The ASU further aligns hedge accounting with the economics of an entity’s risk management activities and better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasting transactions. This ASU is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Based on Mativ's existing hedging strategy, adoption of this ASU will not impact the Company’s consolidated financial statements.

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

Components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	March 31, 2026	December 31, 2025
Accumulated pension and OPEB liability adjustments, net of income tax benefit of $3.4 million and $3.8 million at March 31, 2026 and December 31, 2025, respectively	$(28.8)	$(28.6)
Accumulated unrealized gain on derivative instruments, net of income tax expense of $10.2 million and $10.2 million at March 31, 2026 and December 31, 2025, respectively	1.7	1.6
Accumulated unrealized foreign currency translation adjustments, net of income tax benefit of $15.4 million and $15.4 million at March 31, 2026 and December 31, 2025, respectively	22.2	31.0
Accumulated other comprehensive income (loss), net of tax	$(4.9)	$4.0

Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2026			2025
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Pension and OPEB liability adjustments	$0.2	$(0.4)	$(0.2)	$—	$0.2	$0.2
Derivative instrument adjustments	0.1	—	0.1	(6.9)	—	(6.9)
Unrealized foreign currency translation adjustments	(8.8)	—	(8.8)	4.6	0.2	4.8
Total	$(8.5)	$(0.4)	$(8.9)	$(2.3)	$0.4	$(1.9)

Note 3. Net Loss Per Share

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted net loss per share follows (in millions, shares in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator (basic and diluted):
Net loss	$(11.7)	$(425.5)
Less: Dividends to participating securities	(0.2)	(0.2)
Net loss attributable to Common Stockholders	$(11.9)	$(425.7)

Denominator:
Average number of common shares outstanding	54,828.5	54,447.2
Effect of dilutive stock-based compensation(1)	—	—
Average number of common and potential common shares outstanding	54,828.5	54,447.2
(1)For the three months ended March 31, 2026, Diluted loss per share excludes 1,060,000 weighted average potential common shares as their inclusion would be anti-dilutive.

Note 4. Inventories, Net

The following table summarizes inventories by major class (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$120.9	$115.8
Work in process	53.8	52.4
Finished goods	149.7	147.9
Supplies and other	10.3	13.0
Total inventories	$334.7	$329.1

Note 5. Goodwill

The changes in the carrying amount of goodwill (entirely attributable to the SAS reportable segment) were as follows (in millions):

Total
Balance at December 31, 2025	$57.6
Foreign currency translation	(0.9)
Balance at March 31, 2026	$56.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of March 31, 2026 consisted of the following (in millions):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$751.1	$323.7	$427.4
Acquired and developed technology	92.7	61.9	30.8
Trade names	49.0	13.9	35.1
Patents	1.9	1.9	—
Total	$894.7	$401.4	$493.3

The gross carrying amount and accumulated amortization for intangible assets as of December 31, 2025 consisted of the following (in millions):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$758.0	$313.8	$444.2
Acquired and developed technology	93.3	59.7	33.6
Trade names	49.5	13.2	36.3
Patents	1.9	1.8	0.1
Total	$902.7	$388.5	$514.2

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Restructuring and Other Impairment Activities

The following table summarizes total restructuring and other impairment expense (in millions):

	Three Months Ended March 31,
	2026	2025
Filtration and Advanced Materials(1)
Severance and termination benefits	$—	$0.3
Other exit costs	1.2	0.4
FAM restructuring expense	1.2	0.7
Sustainable and Adhesive Solutions
Severance and termination benefits	—	0.2
Other exit costs	—	0.1
SAS restructuring expense	—	0.3
Total restructuring expense	1.2	1.0

Filtration and Advanced Materials
Other impairment expense	0.1	5.3
Total restructuring and other impairment expense	$1.3	$6.3
(1)Includes costs associated with facility closures initiated in prior years of $1.2 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Through March 31, 2026, the Company has recognized accumulated restructuring and impairment charges of $12.3 million related to an ongoing facility closure. During the remainder of 2026, the Company expects to record additional restructuring costs in the FAM segment, not expected to exceed $1.5 million related to the closure of this facility.

The following table summarizes changes in restructuring liabilities (in millions):

	2026	2025
Balance at beginning of the period	$2.5	$2.2
Charges for restructuring programs	1.2	1.0
Cash payments and other	(1.2)	(0.7)
Balance at end of the period	$2.5	$2.5

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Assets held for sale of $5.0 million were included in Other current assets as of March 31, 2026 and December 31, 2025.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	March 31, 2026	December 31, 2025
Revolving facility - U.S. dollar borrowings	$175.0	$160.0
Term loan A facility	83.3	83.3
Term loan B facility	116.5	116.5
Delayed draw term loan	270.1	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
Other loan agreements	4.2	3.7
Debt issuance costs	(13.3)	(15.4)
Total debt	1,035.8	1,018.2
Less: Current debt	(2.9)	(2.9)
Total long-term debt	$1,032.9	$1,015.3

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company was in compliance with all of its covenants under the amended Credit Agreement at March 31, 2026.

On April 3, 2026, the Company entered into its previously announced Ninth Amendment to the Credit Agreement. Refer to Note 14. Subsequent Events for additional information.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at March 31, 2026.

Weighted Average Interest Rates

As of March 31, 2026, the average interest rate was 6.38% on outstanding Revolving Facility borrowings, 6.52% on outstanding Term Loan A Credit Facility borrowings, 7.53% on outstanding Term Loan B Facility borrowings, and 6.27% on outstanding Delayed Draw Term Loan Facility borrowings. The effective rate on the 2029 Notes was 8.000%. The weighted average effective interest rate on the Company's debt facilities, including the impact of interest rate hedges, was approximately 7.50% and 7.44% for the three months ended March 31, 2026 and 2025, respectively.

Principal Repayments
The following is the expected maturities for the Company's debt obligations as of March 31, 2026 (in millions):

2026	$2.2
2027	529.1
2028	116.7
2029	400.3
2030	0.3
Thereafter	0.5
Total	$1,049.1

Fair Value of Debt

At March 31, 2026 and December 31, 2025, the fair market value of the 2029 Notes was $373.7 million and $403.6 million, respectively. The fair market value for the Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of March 31, 2026 and December 31, 2025 approximated the respective carrying amounts as the interest rates approximate current market indices.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Derivatives

The Company utilizes a variety of practices including derivative instruments to manage risk associated with foreign currency exchange rate risk and interest rate risk on its variable-rate debt. The Company has no derivative instruments for trading or speculative purposes or derivatives with credit risk-related contingent features. All derivative instruments used by the Company are either exchange traded or are entered into with major financial institutions to reduce credit risk and risk of nonperformance by third parties. The fair values of the Company’s derivative instruments are determined using observable inputs and are considered Level 2 assets or liabilities.

Foreign Currency Risk Management

The Company utilizes currency forward and swap contracts to selectively hedge its exposure to foreign currency risk when it is practical and economical to do so. We may designate certain of our foreign currency hedges as cash flow hedges. Changes in the fair value of cash flow hedges are reported as a component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of foreign exchange contracts not designated as hedges are recorded to Net income (loss) each period.

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2026 and December 31, 2025 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive loss, net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of March 31, 2026 and December 31, 2025 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge was $480.8 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at March 31, 2026 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.5	Accounts payable	$—
Foreign exchange contracts	Other assets	—	Other liabilities	43.2
Interest rate contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	2.4	Other liabilities	—
Total derivatives designated as hedges		4.9		43.2

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	0.1	Accrued expenses and other current liabilities	0.2
Total derivatives not designated as hedges		0.1		0.2
Total derivatives		$5.0		$43.4

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive loss are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2026	2025
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$2.2	$(3.0)
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	10	(17.7)
Total gain (loss)	$12.2	$(20.7)

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three months ended March 31, 2026 or 2025, other than those related to derivatives designated as a net investment hedge, noted below.

Gains on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains	Amount of Gains Recognized
		Three Months Ended March 31,
		2026	2025
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive loss to income	Interest expense	$2.2	$3.9
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	1.5	2.0
Effect of fair value hedges
Hedged item	Interest expense	—	—
Derivative designated as hedges	Interest expense	—	—
Effect of non-designated hedges
Foreign exchange contracts	Other income	0.2	0.1
Total gain		$3.9	$6.0

Deferred gains of $6.1 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Commitments and Contingencies

Other Commitments

On November 30, 2023, the Company completed the sale of its Engineered Papers business (the “EP Divestiture”) to Evergreen Hill Enterprise Pte. Ltd. (“Evergreen Hill Enterprise”). In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of March 31, 2026, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of March 31, 2026, approximately 27% of the Company's U.S. workforce and 36% of its non-U.S. workforce are under collective bargaining agreements. Approximately 0% of all U.S. employees and 18% of non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to post-retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of March 31, 2026, retained contributions of $5.0 million related to our UK Pension scheme are included in Restricted cash. The use of these funds is limited to obligations associated with the scheme.

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.2	$0.3	$0.3	$0.3	$—	$—	$0.3	$0.3
Interest cost	3.3	4.4	1.9	1.9	0.2	0.3	—	—
Expected return on plan assets	(4.0)	(4.9)	(1.6)	(1.3)	—	—	—	—
Amortizations and other	—	—	0.2	—	—	—	—	—
Settlement loss	—	—	—	—	—	—	—	—
Net pension cost (benefit)	$(0.5)	$(0.2)	$0.8	$0.9	$0.2	$0.3	$0.3	$0.3

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution retirement plans was $4.0 million and $3.8 million, respectively, for the three months ended March 31, 2026 and 2025.

Note 12. Income Taxes

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

The Company's effective tax rate was (34.5)% and 5.5% for the three months ended March 31, 2026 and 2025, respectively. The net change was primarily due to mix of earnings and certain jurisdictions with a full valuation allowance in the current period, as well as goodwill impairment being not deductible for tax purposes in the prior period.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant previously taxed earnings and profits from its foreign subsidiaries, as a result of transition tax, that it is generally able to be repatriated free of U.S. federal tax. In addition, future earnings of foreign subsidiaries are generally expected to be able to be repatriated free of U.S. federal income tax because these earnings were taxed in the U.S. under the GILTI regime or would be eligible

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for a 100% dividends received deduction. The Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and any foreign partnership’s U.S. tax capital account as a result of its treasury policy to simplify and expedite intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s demonstrated goal of driving growth though inorganic/acquisitional means. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three months ended March 31, 2026. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three months ended March 31, 2026 or 2025.

Many jurisdictions in which the Company operates have implemented Pillar Two legislation, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the first quarter of 2026. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with provisions being implemented through 2027. The impact to the quarter ended March 2026 income tax expense was not significant, and the Company does not expect a material impact to income tax expense for 2026.

Note 13. Segment Information

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

The accounting policies of the reportable segments are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. Effective beginning with the three months ended March 31, 2026, Gross Profit has replaced Operating profit as the GAAP performance metric the CODM considers when making resource allocation decisions for each segment.

Segment Results

The CODM primarily evaluates segment performance and allocates resources based on Gross profit. Assets are managed on a company-wide basis and, as such, are not disclosed at the segment level.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales, costs of products sold, and Gross profit by segments were (in millions):

	Three Months Ended March 31,
	2026	2025
Net Sales
FAM	$188.3	$187.6
SAS	291.3	297.2
Consolidated	$479.6	$484.8

Cost of products sold
FAM	$148.6	$155.5
SAS	246.1	256.7
Consolidated	$394.7	$412.2

Gross profit
FAM	$39.7	$32.1
SAS	45.2	40.5
Consolidated	$84.9	$72.6

Segment Net sales are attributed to the following geographic locations of the Company’s direct customers during the three months ended 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026			2025
	FAM	SAS	Total	FAM	SAS	Total
United States	$100.5	$161.0	$261.5	$102.6	$172.6	$275.2
Europe	51.3	85.3	136.6	46.5	79.3	125.8
Asia-Pacific	26.2	21.0	47.2	27.4	20.1	47.5
Americas (excluding U.S.)	6.0	17.0	23.0	6.5	17.3	23.8
Other foreign countries	4.3	7.0	11.3	4.6	7.9	12.5
Net sales	$188.3	$291.3	$479.6	$187.6	$297.2	$484.8

Net sales as a percentage by product category for the business were as follows:

	Three Months Ended March 31,
	2026	2025
Filtration & netting	25%	25%
Advanced films	14%	14%
Tapes, labels & liners	30%	29%
Paper & packaging	17%	16%
Healthcare & other	14%	16%
Net sales	100%	100%

For more information on our Product Categories and the nature, timing and uncertainties associated with revenues and associated cash flows, refer to Note 3. Revenue Recognition of our Form 10-K for the 2025 fiscal year ended December 31, 2025.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.     Subsequent Events

On April 3, 2026, Mativ Holdings, Inc. (“Mativ” or the “Company”) entered into the Ninth Amendment (the “Amendment”) to Mativ’s multicurrency credit agreement, dated as of September 25, 2018 (as amended prior to such date, including by the Eighth Amendment dated December 17, 2024, the “Prior Agreement,” and the Prior Agreement as amended by the Amendment, the “Amended Credit Agreement”). The Amendment is effective as of April 3, 2026.

The Amendment provides for a refinancing and restructuring of the Company’s existing credit facilities. The Amended Credit Agreement provides for (i) a $305.0 million revolving credit facility (which includes sub-facilities for borrowings in Euros and Sterling, each up to the equivalent of $305.0 million), (ii) $89.9 million in aggregate Term A Loan commitments, and (iii) $500.0 million in aggregate Term B Loan commitments, resulting in an aggregate principal amount of approximately $894.9 million in credit facilities. The Amendment refinances the existing revolving commitments, Term A Loans and Term B Loans under the Prior Agreement and eliminates the delayed draw term loan facility.

In connection with the Amendment, three of Mativ’s subsidiaries became additional U.S. Borrowers under the Amended Credit Agreement, and another subsidiary became a guarantor under the Amended Credit Agreement.

Under the Amended Credit Agreement, the interest rate margins applicable to the revolving credit facility and the Term A Loans are determined based on the Company’s Net Debt to EBITDA ratio, with the higher applicable margins (at a ratio of greater than or equal to 4.00 to 1.00) ranging from 1.75% to 2.75% depending on the applicable benchmark rate, and a commitment fee rate of 0.35%. The Term B Loans bear interest at a fixed margin of 3.50% to 4.50% depending on the applicable benchmark rate.

The revolving credit facility and the Term A Loans mature on the earlier of (a) the five-year anniversary of the effective date of the Amendment and (b) 182 days prior to the scheduled maturity date of the Company’s 8.000% Senior Notes due 2029 (the “Senior Notes”) (as such date may be extended or modified, including pursuant to any refinancing thereof). The Term B Loans mature on the earlier of (a) the seven-year anniversary of the effective date of the Amendment and (b) 91 days prior to the maturity date of the Senior Notes (as such date may be extended or modified, including pursuant to any refinancing thereof).

Under the terms of the Amended Credit Agreement, Mativ will continue to be required to maintain certain financial ratios and comply with certain financial covenants, as amended by the Amendment, including a requirement (a) to maintain a minimum Interest Coverage Ratio of 2.50 to 1.00 for each consecutive four fiscal quarter period ending March 31, 2026 through March 31, 2027, with a step-up to 2.75 to 1.00 for each such period ending June 30, 2027 through March 31, 2028, and a further step-up to 3.00 to 1.00 for each such period ending June 30, 2028 and thereafter, and (b) to maintain a maximum Net Debt to EBITDA Ratio of 5.00 to 1.00 for each consecutive four fiscal quarter period ending March 31, 2026 through March 31, 2027, with a step-down to 4.50 to 1.00 for each such period ending June 30, 2027 through March 31, 2028, and a further step-down to 4.00 to 1.00 for each such period ending June 30, 2028 and thereafter. The financial covenants apply solely with respect to the revolving credit facility and the Term A Facility.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. This MD&A discusses the financial condition and results of operations of the Company as of and for the three months ended March 31, 2026.

Recent Developments

Throughout 2025, the U.S. government proposed the implementation of, or did implement, a number of tariffs on imports to the United States from a large number of countries, including baseline tariffs and additional individualized reciprocal tariffs on certain countries with whom the United States has the largest trade deficits. Increased tariffs by the United States has led and may continue to lead to the imposition of retaliatory tariffs by foreign governments. Additionally, throughout 2025, the U.S. government announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions.

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). We are evaluating the amount, timing and collectibility of any potential refunds of IEEPA tariffs.

Uncertainties about tariffs and their effects on trading relationships, including as a result of future developments, may impact the macroeconomic conditions in the markets in which we operate, and may do so with little to no advanced notice. We continue to monitor the impact of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects.

SUMMARY

	Three Months Ended March 31,		Percent of Net Sales
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$479.6	$484.8	100.0%	100.0%
Gross profit	$84.9	$72.6	17.7%	15.0%
Restructuring & other impairment expense	$1.3	$6.3	0.3%	1.3%
Operating profit (loss)	$7.3	$(430.6)	1.5%	(88.8)%
Interest expense	$17.5	$17.8	3.6%	3.7%
Net loss	$(11.7)	$(425.5)	(2.4)%	(87.8)%
Diluted loss per share	$(0.22)	$(7.82)
Cash provided by (used in) operations	$1.0	$(15.9)
Capital spending	$8.4	$13.9

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2026 and 2025

Net Sales and Gross Profit

The following table presents Net sales, Cost of products sold, and Gross profit by segment (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Net sales
FAM	$188.3	$187.6	$0.7	0.4%
SAS	291.3	297.2	(5.9)	(2.0)%
Total Net sales	$479.6	$484.8	$(5.2)	(1.1)%

Cost of products sold
FAM	$148.6	$155.5	$(6.9)	(4.4)%	78.9%	82.9%
SAS	246.1	256.7	(10.6)	(4.1)%	84.5%	86.4%
Total Cost of products sold	$394.7	$412.2	$(17.5)	(4.2)%	82.3%	85.0%

Gross profit
FAM	$39.7	$32.1	$7.6	23.7%	21.1%	17.1%
SAS	45.2	40.5	4.7	11.6%	15.5%	13.6%
Total Gross profit	$84.9	$72.6	$12.3	16.9%	17.7%	15.0%

The following table presents components of change in net sales by segment for the three months ended March 31, 2026 compared to 2025 (as a percentage of net sales):

	Percent Change in Net Sales
	FAM	SAS	Total
Volume/mix	(1.2)%	(6.5)%	(4.5)%
Sales associated with exited facilities	(1.8)	—	(0.7)
Total volume/mix	(3.0)	(6.5)	(5.2)
Selling price	0.2	1.3	0.9
Currency translation	3.2	3.2	3.2
Total percent change	0.4%	(2.0)%	(1.1)%

FAM segment net sales increased primarily due to favorable currency translation, partially offset by lower volume/mix, including the impact from an exited facility.

SAS segment net sales decreased, reflecting lower volume/mix, partially offset by favorable currency translation and higher selling prices.

FAM gross profit increased, reflecting lower manufacturing costs, favorable currency, and favorable relative net selling price and input cost performance, offset by lower volume/mix.

SAS gross profit increased, reflecting favorable relative net selling price and input cost performance, offset by lower volume/mix.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Three Months Ended March 31,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Selling and general expense	$54.8	$63.3	$(8.5)	(13.4)%	11.4%	13.1%
Research and development expense	5.5	6.3	(0.8)	(12.7)%	1.1%	1.3%
Intangible asset amortization expense	16.0	15.4	0.6	3.9%	3.3%	3.2%
Nonmanufacturing expenses	$76.3	$85.0	$(8.7)	(10.2)%	15.9%	17.5%

Nonmanufacturing expenses decreased primarily due to lower selling and general expense, as a result of actions taken under our organizational realignment initiative (the "Plan").

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Three Months Ended March 31,			Percent of Net Sales
	2026	2025	Change	2026	2025
Filtration & Advanced Materials	$1.3	$6.0	$(4.7)	0.7%	3.2%
Sustainable & Adhesive Solutions	—	0.3	(0.3)	—%	0.1%
Unallocated expenses	—	—	—
Total	$1.3	$6.3	$(5.0)	0.3%	1.3%

Restructuring and other impairment expenses decreased primarily due to an other impairment expense incurred in the prior period related to a facility closure.

Interest Expense

Interest expense of $17.5 million during the three months ended March 31, 2026 decreased $0.3 million, or 1.7%, compared to the prior year period.

Other Income (Expense), Net

Other income was $1.5 million during the three months ended March 31, 2026, compared to the prior year period expense of $1.8 million, both of which were primarily attributable to foreign currency.

Income Taxes

A $3.0 million income tax expense in the three months ended March 31, 2026 resulted in an effective tax rate of (34.5)% compared with 5.5% in the prior year period. The net change was primarily due to mix of earnings and certain jurisdictions with a full valuation allowance in the current period, and goodwill impairment expense not deductible for tax purposes in the prior period.

Net Loss and Net Loss per Share

Net loss during the three months ended March 31, 2026 was $11.7 million, or $(0.22) per diluted share, compared to net loss of $425.5 million, or $(7.82) per diluted share, during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flow

A major factor in our liquidity and capital resource planning is our generation of cash flow from operations, which is sensitive to changes in the mix of products sold, volume and pricing of our products, as well as changes in our production volumes, costs and working capital. Our liquidity is supplemented by funds available under our Revolving Facility with a syndicate of banks that is used as either operating conditions or strategic opportunities warrant and also by our Receivables Sales Agreement, refer to Note 1. General for additional information.

Cash Requirements

As of March 31, 2026, $62.2 million of the Company's $82.3 million of Cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $5.0 million primarily represents retained contributions associated with our UK Pension scheme, the use of which is restricted to obligations related to the scheme. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

The following table presents summarized activity related to our cash flow (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operations	$1.0	$(15.9)
Investing	(8.4)	(10.6)
Financing	5.9	24.5
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(1.0)	1.5
Net change in Cash and cash equivalents and Restricted cash	(2.5)	(0.5)
Cash and cash equivalents and Restricted cash at beginning of period	89.8	94.3
Cash and cash equivalents and Restricted cash at end of period	$87.3	$93.8

Net cash provided by operations increased $16.9 million to $1.0 million for the three months ended March 31, 2026, compared with cash use of $15.9 million in the prior year. The increase was attributable to higher quarterly net income, adjusted for non-cash items, offset by unfavorable year-over-year movements in working capital related cash flows.

During the three months ended March 31, 2026, net changes in operating working capital resulted in cash outflows of $28.2 million, compared to $22.1 million of outflows during the prior year period. The $6.1 million change was driven by outflows associated with inventories, partially offset by changes in accounts receivable.

Cash used in investing activities decreased $2.2 million during the three months ended March 31, 2026 compared to the prior year and was attributable to lower capital spending.

Cash provided by financing activities decreased $18.6 million during the three months ended March 31, 2026 compared to the prior year. The decrease was attributable to lower net revolver activity under our Credit Agreement.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividend Payments

On May 6, 2026, we announced a cash dividend of $0.10 per share payable on June 19, 2026 to stockholders of record as of May 29, 2026. The Company is subject to covenants, discussed below, which require that we maintain certain financial ratios none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

As of March 31, 2026, the Company had $1,035.8 million of total debt, $82.3 million of Cash and cash equivalents, $5.0 million of Restricted cash, and $416.2 million of undrawn capacity on its $600.0 million revolving line of credit facility (the "Revolving Facility"). Per the terms of the Company's amended credit agreement (the "Amended Credit Agreement"), net leverage was 4.1x at the end of the first quarter, versus a current maximum covenant ratio of 5.25x.

As of March 31, 2026, the Company’s nearest debt maturity were the Revolving Credit Facility, Term Loan A Facility, and Delayed Draw Term Loan Facility, which were scheduled to mature on May 6, 2027. On April 3, 2026, the Company entered into the Ninth Amendment to the Credit Agreement, which provided for the refinancing and restructuring of the Revolving Credit Facility, Term Loan A Facility, Delayed Draw Term Loan Facility, and Term Loan B Facility. For additional information, refer to Note 14. Subsequent Events of the Notes to the unaudited Condensed Consolidated Financial Statements. After giving effect to the Ninth Amendment to the Credit Facility, the Company's next nearest debt maturity is the 8.000% $400.0 million senior notes due October 1, 2029.

The following table presents activity related to our debt instruments for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from long-term debt	$16.3	$54.0
Payments on long-term debt	(0.7)	(22.7)
Net proceeds from borrowings	$15.6	$31.3

The Company was in compliance with all of its covenants under the amended Credit Agreement at March 31, 2026. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at March 31, 2026 and December 31, 2025 were 68.7% and 67.1%, respectively.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes to the critical accounting policies and estimates described in our Form 10-K for the 2025 fiscal year ended December 31, 2025.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025 in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

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

These forward-looking statements are prospective in nature and not based on historical facts, but rather on current expectations and on numerous assumptions regarding the business strategies and the environment in which the Company’s business shall operate in the future and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from our expectations as of the date of this report. These risks include, among other things, those set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, and otherwise in our reports and filings with the Securities and Exchange Commission ("SEC"), as well as the following factors:

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
•Risks associated with international conflicts and disputes, such as the ongoing conflict between Russia and Ukraine, and conflicts in the Middle East, and their corresponding impact on global macroeconomic conditions (including volatility in oil prices), as well as adverse impacts on our ability to supply products into affected regions, due to the corresponding effects on demand, the application of international sanctions, or practical consequences on transportation, banking transactions, and other commercial activities in troubled regions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at March 31, 2026 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows. Refer to Note 10. Commitments and Contingencies of the notes to the unaudited condensed consolidated financial statements included in this report.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization, the Company repurchased 539,386 shares for $8.0 million cumulatively as of May 4, 2026.

The Company did not repurchase shares during the three months ended March 31, 2026, and the remaining amount of share repurchases currently authorized by our Board of Directors as of March 31, 2026 is $22.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
10.1
Ninth Amendment, effective as of April 3, 2026, to the Credit Agreement, dated as of September 25, 2018 (as amended as of February 9, 2021, March 8, 2021, April 20, 2021, February 22, 2022, May 6, 2022, June 5, 2023, September 19, 2023 and December 17, 2024), by and among Mativ Holdings, Inc. (f/k/a Schweitzer-Mauduit International, Inc.), Mativ Luxembourg (f/k/a SWM Luxembourg), the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2026).

+10.2
Separation Agreement and General Waiver and Release, dated January 8, 2026, between the Company and Gregory Weitzel (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2026).

+10.3	Amendment No. 1 to Offer Letter between the Company and Shruti Singhal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2026).
+10.4	Mativ Holdings, Inc. 2024 Equity and Incentive Plan (As Amended April 30, 2026) (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2026).
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flow, and (vi) notes to unaudited condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
+ Indicates management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mativ Holdings, Inc.
(Registrant)

By:	/s/ Shruti Singhal
Shruti Singhal President and Chief Executive Officer (duly authorized officer and principal executive officer)

May 7, 2026

By:	/s/ Scott Minder
Scott Minder Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

May 7, 2026