Form 10-Q
period 2026-06-30
Mativ Holdings, Inc.
filed 2026-08-06
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	June 30, 2026
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 55,190,098 shares of common stock outstanding as of August 3, 2026.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$531.8	$525.4	$1,011.4	$1,010.2
Cost of products sold	418.5	421.7	813.2	833.9
Gross profit	113.3	103.7	198.2	176.3

Selling and general expense	56.6	57.2	111.4	120.5
Research and development expense	4.9	6.7	10.4	13.0
Intangible asset amortization expense	15.8	15.9	31.8	31.3
Total nonmanufacturing expenses	77.3	79.8	153.6	164.8

Goodwill impairment expense	—	—	—	411.9
Restructuring and other impairment expense	0.7	3.8	2.0	10.1
Operating profit (loss)	35.3	20.1	42.6	(410.5)
Interest expense	19.3	18.6	36.8	36.4
Loss on debt extinguishment	8.7	—	8.7	—
Other income (expense), net	(0.5)	1.5	1.0	(0.3)
Income (loss) before income taxes	6.8	3.0	(1.9)	(447.2)
Income tax expense (benefit), net	3.2	12.5	6.2	(12.2)
Net income (loss)	$3.6	$(9.5)	$(8.1)	$(435.0)

Net income (loss) per share:
Basic	$0.06	$(0.18)	$(0.15)	$(7.98)
Diluted	$0.06	$(0.18)	$(0.15)	$(7.98)

Weighted average shares outstanding:
Basic	55,118,000	54,624,900	54,974,000	54,536,500
Diluted	55,679,200	54,624,900	54,974,000	54,536,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3.6	$(9.5)	$(8.1)	$(435.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.6)	6.3	(10.4)	11.1
Unrealized loss on derivative instruments	(0.5)	(4.9)	(0.4)	(11.8)
Net gain (loss) from postretirement benefit plans	0.7	(0.1)	0.5	0.1
Other comprehensive income (loss)	(1.4)	1.3	(10.3)	(0.6)
Comprehensive income (loss)	$2.2	$(8.2)	$(18.4)	$(435.6)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$66.3	$84.2
Restricted cash	4.5	5.6
Accounts receivable, net	211.2	180.9
Inventories, net	340.3	329.1
Income taxes receivable	10.6	17.7
Other current assets	22.3	21.1
Total current assets	655.2	638.6
Property, plant and equipment, net	595.0	624.9
Operating lease right-of-use assets	45.7	48.4
Deferred income tax assets	98.6	104.0
Goodwill	56.3	57.6
Intangible assets, net	475.9	514.2
Other assets	64.0	63.9
Total assets	$1,990.7	$2,051.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$4.4	$2.9
Operating lease liabilities	9.0	9.0
Accounts payable	199.0	160.7
Income taxes payable	1.3	1.5
Accrued expenses and other current liabilities	117.6	111.2
Total current liabilities	331.3	285.3
Long-term debt	970.1	1,015.3
Finance lease liabilities, noncurrent	15.1	16.1
Operating lease liabilities, noncurrent	36.3	38.8
Pension and other postretirement benefits	49.9	53.8
Deferred income tax liabilities	71.1	74.9
Other liabilities	46.2	68.7
Total liabilities	1,520.0	1,552.9
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 55,124,504 and 54,681,114 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5.5	5.5
Additional paid-in-capital	686.6	685.0
Accumulated deficit	(215.1)	(195.8)
Accumulated other comprehensive income (loss), net of tax	(6.3)	4.0
Total stockholders’ equity	470.7	498.7
Total liabilities and stockholders’ equity	$1,990.7	$2,051.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, March 31, 2025	54,574,597	$5.5	$678.4	$(266.9)	$11.2	$428.2
Net loss	—	—	—	(9.5)	—	(9.5)
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Issuances of common stock under stock-based compensation plan	64,378	—	—	—	—	—
Stock-based employee compensation expense	—	—	2.3	—	—	2.3
Stock issued to directors as compensation	10,016	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	—	(0.2)	—	—	(0.2)
Balance, June 30, 2025	54,648,991	$5.5	$680.7	$(282.1)	$12.5	$416.6

Balance, March 31, 2026	55,109,676	$5.5	$684.9	$(213.2)	$(4.9)	$472.3
Net income	—	—	—	3.6	—	3.6
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends paid ($0.10 per share)	—	—	—	(5.5)	—	(5.5)
Issuances of common stock under stock-based compensation plan	14,828	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.7	—	—	1.7
Stock issued to directors as compensation	—	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance, June 30, 2026	55,124,504	$5.5	$686.6	$(215.1)	$(6.3)	$470.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(435.0)	—	(435.0)
Other comprehensive loss, net of tax	—	—	—	—	(0.6)	(0.6)
Dividends paid ($0.20 per share)	—	—	—	(11.4)	—	(11.4)
Issuances of common stock under stock-based compensation plan	248,244	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	5.9	—	—	5.9
Stock issued to directors as compensation	18,614	—	0.4	—	—	0.4
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.3)	—	—	(1.3)
Balance, June 30, 2025	54,648,991	$5.5	$680.7	$(282.1)	$12.5	$416.6

Balance, December 31, 2025	54,681,114	$5.5	$685.0	$(195.8)	$4.0	$498.7
Net loss	—	—	—	(8.1)	—	(8.1)
Other comprehensive loss, net of tax	—	—	—	—	(10.3)	(10.3)
Dividends paid ($0.20 per share)	—	—	—	(11.2)	—	(11.2)
Issuances of common stock under stock-based compensation plan	434,049	—	—	—	—	—
Stock-based employee compensation expense	—	—	3.4	—	—	3.4
Stock issued to directors as compensation	—	—	0.3	—	—	0.3
Deferred compensation directors stock trust	9,341	—	—	—	—	—
Shares withheld for employee taxes	—	—	(2.1)	—	—	(2.1)
Balance, June 30, 2026	55,124,504	$5.5	$686.6	$(215.1)	$(6.3)	$470.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating
Net loss	$(8.1)	$(435.0)
Adjustments to reconcile Net loss to Net cash provided by operations:
Depreciation and amortization	69.5	71.5
Amortization of deferred issuance costs	3.4	4.1
Goodwill and other impairments	0.1	417.2
Deferred income tax	0.9	(14.2)
Stock-based compensation	3.6	6.2
Loss on debt extinguishment	8.7	—
Other items, net	(6.6)	(1.9)
Changes in operating working capital:
Accounts receivable	(31.7)	(40.9)
Inventories	(14.7)	22.2
Prepaid expenses	(2.7)	(3.8)
Accounts payable and other current liabilities	39.0	15.8
Accrued income taxes	7.5	0.5
Net changes in operating working capital	(2.6)	(6.2)
Net cash provided by operations	68.9	41.7
Investing
Capital spending	(15.9)	(22.6)
Proceeds from sale of assets	—	1.7
Cash received from settlement of cross-currency swap contracts	—	3.4
Other investing	0.1	(0.1)
Net cash used in investing	(15.8)	(17.6)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Financing
Cash dividends paid	(11.5)	(11.4)
Proceeds from long-term debt	693.7	64.0
Payments on long-term debt	(716.9)	(67.4)
Payments for debt issuance costs	(32.6)	—
Payments on financing lease obligations	(1.4)	(1.4)
Shares withheld for employee taxes	(2.1)	(1.3)
Net cash used in financing	(70.8)	(17.5)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(1.3)	5.1
Increase (decrease) in Cash and cash equivalents and Restricted cash	(19.0)	11.7
Cash and cash equivalents and Restricted cash at beginning of period	89.8	94.3
Cash and cash equivalents and Restricted cash at end of period	$70.8	$106.0

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$40.2	$42.4
Cash paid (received) for taxes, net	$(2.4)	$2.8
Capital spending in Accounts payable and Accrued expenses and other current liabilities	$3.4	$2.6
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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation for comparative purposes.

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

Receivables Sales Agreement

The Company participates in an accounts receivable sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. The amount of receivables pledged as collateral pursuant to our Receivables Sales Agreement as of June 30, 2026 and December 31, 2025 was $29.7 million and $27.2 million, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity under the Receivables Sales Agreement (in millions):

	Six Months Ended June 30,
	2026	2025
Trade accounts receivable sold to financial institutions	$544.4	$514.3
Cash proceeds from financial institutions	$544.2	$513.9

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The ASU clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative (LIBOR sunset). The ASU further aligns hedge accounting with the economics of an entity’s risk management activities and better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasting transactions. This ASU is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Based on Mativ's existing hedging strategy, adoption of this ASU is not expected to have a significant impact the Company’s consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." This ASU provides recognition, measurement, presentation, and disclosure requirements for government grants. Under the new guidance, proceeds from government grants must be recognized in earnings during the same period the underlying costs associated with grant eligibility are incurred. However, grant income must not be recognized unless it is probable the grant will be received and the entity will comply with the conditions attached to the grant. This ASU is effective for interim and annual reporting periods beginning after December 15, 2028. Adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU improves clarity for interim financial reporting requirements under the existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027. Adoption of the ASU is not expected to have a significant impact on Mativ's interim reporting.

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)". This ASU establishes recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits. This ASU is effective retrospectively for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

Note 2. Other Comprehensive Income (Loss)

Comprehensive income (loss) includes Net income (loss), as well as items charged directly to stockholders' equity, which are excluded from Net income (loss). The Company has presented Comprehensive income (loss) in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	June 30, 2026	December 31, 2025
Accumulated pension and Other Post-Employment Benefits ("OPEB") liability adjustments	$(28.1)	$(28.6)
Accumulated unrealized gain on derivative instruments	1.2	1.6
Accumulated unrealized foreign currency translation adjustments	20.6	31.0
Accumulated other comprehensive income (loss), net of tax	$(6.3)	$4.0

Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Pension and OPEB liability adjustments	$0.2	$0.7	$—	$(0.1)
Derivative instrument adjustments	(0.5)	(0.5)	(4.9)	(4.9)
Unrealized foreign currency translation adjustments	(1.6)	(1.6)	5.9	6.3
Total	$(1.9)	$(1.4)	$1.0	$1.3

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Pension and OPEB liability adjustments	$0.4	$0.5	$—	$0.1
Derivative instrument adjustments	(0.4)	(0.4)	(11.8)	(11.8)
Unrealized foreign currency translation adjustments	(10.4)	(10.4)	10.5	11.1
Total	$(10.4)	$(10.3)	$(1.3)	$(0.6)

Note 3. Net Income (Loss) Per Share

The Company uses the two-class method to calculate Net income (loss) per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates Net income (loss) per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted Net income (loss) per share follows (in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (basic and diluted):
Net income (loss)	$3.6	$(9.5)	$(8.1)	$(435.0)
Less: Dividends to participating securities	(0.2)	(0.1)	(0.4)	(0.3)
Net income (loss) attributable to Common Stockholders	$3.4	$(9.6)	$(8.5)	$(435.3)

Denominator:
Average number of common shares outstanding	55,118.0	54,624.9	54,974.0	54,536.5
Effect of dilutive stock-based compensation(1)	561.2	—	—	—
Average number of common and potential common shares outstanding	55,679.2	54,624.9	54,974.0	54,536.5
(1)For the six months ended June 30, 2026, Diluted income (loss) per share excludes 810,000 weighted average potential common shares as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2025, Diluted loss per share excludes an immaterial amount of weighted average potential common shares as their inclusion would be anti-dilutive

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Inventories, Net

The following table summarizes inventories by major class (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$121.8	$115.8
Work in process	55.1	52.4
Finished goods	149.4	147.9
Supplies and other	14.0	13.0
Total inventories, net	$340.3	$329.1

Note 5. Goodwill

The changes in the carrying amount of goodwill (entirely attributable to the SAS reportable segment) were as follows (in millions):

Total
Balance at December 31, 2025	$57.6
Foreign currency translation	(1.3)
Balance at June 30, 2026	$56.3

Note 6. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$748.6	$335.3	$413.3
Acquired and developed technology	92.4	64.2	28.2
Trade names	48.8	14.5	34.3
Patents	1.9	1.8	0.1
Total	$891.7	$415.8	$475.9

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$758.0	$313.8	$444.2
Acquired and developed technology	93.3	59.7	33.6
Trade names	49.5	13.2	36.3
Patents	1.9	1.8	0.1
Total	$902.7	$388.5	$514.2

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Restructuring and Other Impairment Activities

The following table summarizes total restructuring and other impairment expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Filtration and Advanced Materials(1)
Severance and termination benefits	$0.1	$1.8	$0.1	$2.1
Other exit costs	0.6	0.4	1.8	0.8
FAM restructuring expense	0.7	2.2	1.9	2.9
Sustainable and Adhesive Solutions
Severance and termination benefits	—	0.2	—	0.4
Other exit costs	—	—	—	0.1
SAS restructuring expense	—	0.2	—	0.5
Unallocated
Severance and termination benefits	—	1.4	—	1.4
Unallocated restructuring expense	—	1.4	—	1.4
Total restructuring expense	0.7	3.8	1.9	4.8

Filtration and Advanced Materials
Other impairment expense	—	—	0.1	5.3
Total restructuring and other impairment expense	$0.7	$3.8	$2.0	$10.1
(1)Includes costs associated with facility closures initiated in prior years of $0.6 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Through June 30, 2026, the Company has recognized accumulated restructuring and impairment charges of $12.7 million related to an ongoing facility closure. During the remainder of 2026, the Company expects to record additional restructuring costs in the FAM segment, not expected to exceed $1.5 million related to the closure of this facility.

The following table summarizes changes in restructuring liabilities (in millions):

	2026	2025
Balance at beginning of the period	$2.5	$2.2
Charges for restructuring programs	2.0	4.8
Cash payments and other	(2.2)	(3.1)
Balance at end of the period	$2.3	$3.9

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

Assets held for sale of $5.0 million were included in Other current assets as of June 30, 2026 and December 31, 2025.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	June 30, 2026	December 31, 2025
Revolving facility - U.S. dollar borrowings	$17.0	$160.0
Term loan A facility	89.9	83.3
Term loan B facility	500.0	116.5
Delayed draw term loan	—	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
Other loan agreements	3.4	3.7
Debt issuance costs	(35.8)	(15.4)
Total debt	974.5	1,018.2
Less: Current debt	(4.4)	(2.9)
Total long-term debt	$970.1	$1,015.3

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at June 30, 2026.

Credit Facility

On April 3, 2026, the Company entered into the Ninth Amendment (the “Amendment”) to its existing multicurrency credit agreement (as amended, the “Amended Credit Agreement”). The Amendment provided for a refinancing and restructuring of the Company’s existing credit facilities.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Amended Credit Agreement replaced the Company’s prior revolving credit facility, Term Loan A facility and Term Loan B facility and eliminated the delayed draw term loan facility. The Amended Credit Agreement provides for a $305.0 million revolving credit facility (the “Revolving Facility”), including sub-facilities for borrowings in Euros and Sterling, an $89.9 million Term Loan A facility (the “Term Loan A Facility”), and a $500.0 million Term Loan B facility (the “Term Loan B Facility”), resulting in total committed credit facilities of approximately $894.9 million. The Company also recognized an $8.7 million loss on debt extinguishment as a result of the transaction.

In connection with the Amendment, certain of the Company’s subsidiaries became additional U.S. borrowers, and another subsidiary became a guarantor under the Amended Credit Agreement.

The Revolving Facility and Term Loan A Facility mature on the earlier of (i) five years from April 3, 2026 or (ii) 182 days prior to the maturity of the Company’s 8.000% senior notes due 2029. The Term Loan B Facility matures on the earlier of (i) seven years from April 3, 2026 or (ii) 91 days prior to the maturity of the Company’s 2029 Notes.

Borrowings under the Amended Credit Agreement bear interest at variable rates based on benchmark rates, including Term SOFR and EURIBOR (or successor rates), plus applicable margins. For the Revolving Facility and Term Loan A Facility, margins range from 1.75% to 2.75%, depending on the Company’s Net Debt to EBITDA ratio, with a commitment fee rate ranging from 0.15% to 0.35% at a current rate of 0.35%. Term Loan B borrowings bear interest at fixed margins ranging from 3.50% to 4.50%, depending on the applicable benchmark rate.

The Amended Credit Agreement contains customary affirmative and negative covenants and financial maintenance covenants applicable to the Revolving Facility and Term Loan A Facility, including a minimum interest coverage ratio ranging from 2.50x to 3.00x over time, and a maximum Net Debt to EBITDA ratio ranging from 5.00x to 4.00x over time.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at June 30, 2026.

Average Interest Rates

As of June 30, 2026, the average interest rate was 6.64% on outstanding Revolving Facility borrowings, 6.39% on outstanding Term Loan A Credit Facility borrowings, and 8.14% on outstanding Term Loan B Facility borrowings. The effective rate on the 2029 Notes was 8.000%.

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of June 30, 2026 (in millions):

2026	$4.4
2027	6.6
2028	6.1
2029	406.2
2030	6.2
Thereafter	580.8
Total	$1,010.3

Fair Value of Debt

At June 30, 2026 and December 31, 2025, the fair market value of the 2029 Notes was $396.7 million and $403.6 million, respectively. The fair market value for the 2029 Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of June 30, 2026 and December 31, 2025 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2026 and December 31, 2025 the gross notional amount of outstanding cross-currency swaps contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of June 30, 2026 and December 31, 2025 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge was $480.8 million.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at June 30, 2026 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$1.3	Accounts payable	$9.1
Foreign exchange contracts	Other assets	—	Other liabilities	30.8
Interest rate contracts	Accounts receivable, net	1.2	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	2.4	Other liabilities	—
Total derivatives designated as hedges		4.9		39.9

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedges		—		0.1
Total derivatives		$4.9		$40.0

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$1.7	$(1.1)	$3.9	$(4.1)
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	3.2	(44.1)	13.2	(61.8)
Total gain (loss)	$4.9	$(45.2)	$17.1	$(65.9)

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and six months ended June 30, 2026 or 2025, other than those related to derivatives designated as a net investment hedge, noted below.

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (Losses) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$2.1	$3.8	$4.3	$7.7
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	1.5	1.6	3.0	3.6
Effect of non-designated hedges
Foreign exchange contracts	Other income	(0.6)	4.8	(0.4)	4.9
Total gain		$3.0	$10.2	$6.9	$16.2

Deferred gains of $5.5 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

Note 10. Commitments and Contingencies

Other Commitments

On November 30, 2023, the Company completed the sale of its Engineered Papers business (the “EP Divestiture”) to Evergreen Hill Enterprise Pte. Ltd. (“Evergreen Hill Enterprise”). In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of June 30, 2026, there were no material claims pending under this indemnification.

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

Employees and Labor Relations

As of June 30, 2026, approximately 26% of the Company's U.S. workforce and 35% of its non-U.S. workforce are under collective bargaining agreements. Approximately 0% of all U.S. employees and 10% of non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

Note 11. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to post-retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of June 30, 2026, retained contributions of $4.5 million related to our UK Pension scheme are included in Restricted cash. The use of these funds is limited to obligations associated with the scheme.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended June 30, 2026 and 2025 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.3	$0.3	$0.3	$0.2	$—	$0.1	$0.3	$0.3
Interest cost	3.3	4.3	1.9	2.1	0.3	0.1	—	—
Expected return on plan assets	(4.2)	(4.8)	(1.5)	(1.3)	—	—	—	—
Amortizations and other	—	—	0.1	—	—	—	—	—
Net pension cost (benefit)	$(0.6)	$(0.2)	$0.8	$1.0	$0.3	$0.2	$0.3	$0.3

The components of net pension cost (benefit) during the six months ended June 30, 2026 and 2025 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.5	$0.6	$0.6	$0.5	$—	$0.1	$0.6	$0.6
Interest cost	6.6	8.7	3.8	4.0	0.5	0.4	—	—
Expected return on plan assets	(8.2)	(9.7)	(3.1)	(2.6)	—	—	—	—
Amortizations and other	—	—	0.3	—	—	—	—	—
Net pension cost (benefit)	$(1.1)	$(0.4)	$1.6	$1.9	$0.5	$0.5	$0.6	$0.6

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution retirement plans was $3.9 million and $3.6 million, respectively, for the three months ended June 30, 2026 and 2025 and $7.9 million and $7.4 million, respectively, for the six months ended June 30, 2026 and 2025.

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

The Company's effective tax rate was 47.1% and 416.7% for the three months ended June 30, 2026 and 2025, respectively. The net change was primarily due to mix of earnings and certain jurisdictions with a full valuation allowance in the current period, and a valuation allowance change in the prior period. The Company's effective tax rate was (326.3)% and 2.7% for the six months ended June 30, 2026 and 2025, respectively. The net change was primarily due to mix of earnings and certain jurisdictions with a full valuation allowance in the current period, and a goodwill impairment not deductible for tax purposes and valuation allowance changes in the prior period.

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

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and six months ended June 30, 2026. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three and six months ended June 30, 2026 or 2025.

Many jurisdictions in which the Company operates have implemented Pillar Two legislation, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the second quarter of 2026. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with provisions being implemented through 2027. The impact to the quarter ended June 2026 income tax expense was not significant, and the Company does not expect a material impact to income tax expense for 2026.

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

Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. Effective January 1, 2026, Gross Profit has replaced Operating profit as the GAAP performance metric the CODM considers when making resource allocation decisions for each segment.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Results

The CODM primarily evaluates segment performance and allocates resources based on Gross profit. Assets are managed on a company-wide basis and, as such, are not disclosed at the segment level.

Net sales, Costs of products sold, and Gross profit by segments were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales
FAM	$201.7	$204.4	$390.0	$392.0
SAS	330.1	321.0	621.4	618.2
Consolidated	$531.8	$525.4	$1,011.4	$1,010.2

Cost of products sold
FAM	$154.1	$155.5	$302.7	$311.0
SAS	264.4	266.2	510.5	522.9
Consolidated	$418.5	$421.7	$813.2	$833.9

Gross profit
FAM	$47.6	$48.9	$87.3	$81.0
SAS	65.7	54.8	110.9	95.3
Consolidated	$113.3	$103.7	$198.2	$176.3

Depreciation
FAM	$6.8	$6.9	$13.5	$13.5
SAS	11.6	12.7	23.2	25.4
Total segments	18.4	19.6	36.7	38.9
Unallocated	0.6	0.7	1.0	1.3
Consolidated	$19.0	$20.3	$37.7	$40.2

Segment Net sales are attributed to the following geographic locations of the Company’s direct customers during the three months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,
	2026			2025
	FAM	SAS	Total	FAM	SAS	Total
United States	$113.6	$201.2	$314.8	$110.4	$184.3	$294.7
Europe	46.4	82.0	128.4	49.7	89.7	139.4
Asia-Pacific	29.1	22.7	51.8	31.3	17.5	48.8
Americas (excluding U.S.)	7.6	17.0	24.6	7.1	19.8	26.9
Other foreign countries	5.0	7.2	12.2	5.9	9.7	15.6
Net sales	$201.7	$330.1	$531.8	$204.4	$321.0	$525.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Net sales are attributed to the following geographic locations of the Company’s direct customers during the six months ended 2026 and 2025 were as follows (in millions):

	Six Months Ended June 30,
	2026			2025
	FAM	SAS	Total	FAM	SAS	Total
United States	$214.1	$362.2	$576.3	$213.0	$356.9	$569.9
Europe	97.7	167.3	265.0	96.2	169.0	265.2
Asia-Pacific	55.3	43.7	99.0	58.7	37.6	96.3
Americas (excluding U.S.)	13.6	34.0	47.6	13.6	37.1	50.7
Other foreign countries	9.3	14.2	23.5	10.5	17.6	28.1
Net sales	$390.0	$621.4	$1,011.4	$392.0	$618.2	$1,010.2

Net sales as a percentage by product category for the business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Filtration & netting	24%	25%	25%	26%
Advanced films	14%	13%	13%	13%
Tapes, labels & liners	31%	30%	30%	30%
Paper & packaging	16%	17%	17%	16%
Healthcare & other	15%	15%	15%	15%
Net sales	100%	100%	100%	100%

For more information on our Product Categories and the nature, timing and uncertainties associated with revenues and associated cash flows, refer to Note 3. Revenue Recognition of our Form 10-K for the 2025 fiscal year ended December 31, 2025.

Note 14.     Subsequent Events

On July 27, 2026, a severe tornado and related weather event caused significant damage to a third-party distribution facility engaged by the Company in Menasha, Wisconsin. The Company maintains certain product inventory at the location and also utilizes the facility for certain distribution operations. The Company is in the process of assessing the extent of the damage to its inventory located at the facility, and the impact on its distribution operations. The Company has implemented business-continuity measures, including the evaluation of alternative inventory and distribution arrangements, to mitigate disruption to its operations and customers.

The Company maintains insurance coverage that is expected to substantially offset any inventory losses and business disruption costs arising from this event, subject to applicable deductibles, sublimits, and coverage determinations. As of the date of issuance of these financial statements, the Company's assessment of the damage and the related financial impact is ongoing, and the Company is unable to reasonably estimate the financial effect of this event, including the loss of the Company's inventory located at the facility, lost revenue, or offsetting insurance recoveries. The Company will continue to evaluate the impact of this event in subsequent reporting periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes and the selected financial data included in our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. This MD&A discusses the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2026.

Recent Developments

Throughout 2025, the U.S. government proposed the implementation of, or did implement, a number of tariffs on imports to the United States from a large number of countries. On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), and on April 20, 2026, the U.S. Customs and Border Protection ("U.S. CBP") launched a refund platform. The net impact of IEEPA tariff refund claims submitted and accepted by U.S. CBP as of June 30, 2026 was not significant. The Company continues to monitor developments with respect to tariffs and trade policy, including refund initiatives and other opportunities to mitigate the related impacts, costs and other effects of tariffs.

SUMMARY

	Three Months Ended June 30,		Percent of Net Sales		Six Months Ended June 30,		Percent of Net Sales
(in millions, except per share amounts)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$531.8	$525.4	100.0%	100.0%	$1,011.4	$1,010.2	100.0%	100.0%
Gross profit	$113.3	$103.7	21.3%	19.7%	$198.2	$176.3	19.6%	17.5%
Restructuring & other impairment expense	$0.7	$3.8	0.1%	0.7%	$2.0	$10.1	0.2%	1.0%
Operating profit (loss)	$35.3	$20.1	6.6%	3.8%	$42.6	$(410.5)	4.2%	(40.6)%
Interest expense	$19.3	$18.6	3.6%	3.5%	$36.8	$36.4	3.6%	3.6%
Net income (loss)	$3.6	$(9.5)	0.7%	(1.8)%	$(8.1)	$(435.0)	(0.8)%	(43.1)%
Diluted income (loss) per share	$0.06	$(0.18)			$(0.15)	$(7.98)
Cash provided by operations	$67.9	$57.6			$68.9	$41.7
Capital spending	$7.5	$8.7			$15.9	$22.6

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2026 and 2025

Net Sales and Gross Profit

The following table presents net sales by segment for the three months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Net sales
FAM	$201.7	$204.4	$(2.7)	(1.3)%
SAS	330.1	321.0	9.1	2.8%
Total Net sales	$531.8	$525.4	$6.4	1.2%

Cost of products sold
FAM	$154.1	$155.5	$(1.4)	(0.9)%	76.4%	76.1%
SAS	264.4	266.2	(1.8)	(0.7)%	80.1%	82.9%
Total Cost of products sold	$418.5	$421.7	$(3.2)	(0.8)%	78.7%	80.3%

Gross profit
FAM	$47.6	$48.9	$(1.3)	(2.7)%	23.6%	23.9%
SAS	65.7	54.8	10.9	19.9%	19.9%	17.1%
Total Gross profit	$113.3	$103.7	$9.6	9.3%	21.3%	19.7%

The following table presents components of change in net sales by segment for the three months ended June 30, 2026 compared to 2025 (as a percentage of net sales):

	Percent Change in Net Sales
	FAM	SAS	Total
Volume/mix	(3.0)%	(1.1)%	(1.9)%
Sales associated with exited facilities	(1.1)	—	(0.4)
Total volume/mix	(4.1)	(1.1)	(2.3)
Selling price	2.0	3.6	3.0
Currency translation	0.8	0.3	0.5
Total percent change	(1.3)%	2.8%	1.2%

FAM segment net sales decreased primarily due to lower volume/mix driven by filtration & netting and the impact from an exited facility. This loss was partially offset by higher selling prices and favorable currency translation.

SAS segment net sales increased, reflecting higher selling prices and favorable currency translation, partially offset by lower volume/mix as strong growth in tapes, labels & liners was offset by lower volume/mix across other categories.

FAM gross profit decreased, reflecting lower volume/mix while higher proactive pricing actions offset increases in manufacturing and distribution costs.

SAS gross profit increased, reflecting favorable price vs. cost performance as proactive pricing actions offset general cost increases including higher manufacturing and distribution costs.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Selling and general expense	$56.6	$57.2	$(0.6)	(1.0)%	10.6%	10.9%
Research and development expense	4.9	6.7	(1.8)	(26.9)%	0.9%	1.3%
Intangible asset amortization expense	15.8	15.9	(0.1)	(0.6)%	3.0%	3.0%
Nonmanufacturing expenses	$77.3	$79.8	$(2.5)	(3.1)%	14.5%	15.2%

Nonmanufacturing expenses decreased primarily due to lower research and development ("R&D") expense, as a result of actions taken under our organizational realignment initiative (the "Plan") that were focused on R&D project prioritization and resource optimization.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense for the three months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended			Percent of Net Sales
	June 30, 2026	June 30, 2025	Change	2026	2025
Filtration & Advanced Materials	$0.7	$2.2	$(1.5)	0.3%	1.1%
Sustainable & Adhesive Solutions	—	0.2	(0.2)	—%	0.1%
Unallocated expenses	—	1.4	(1.4)
Total	$0.7	$3.8	$(3.1)	0.1%	0.7%

Restructuring and other impairment expenses decreased primarily due to severance charges incurred in the prior period.

Interest Expense

Interest expense of $19.3 million during the three months ended June 30, 2026 increased $0.7 million, or 3.8%, compared to the prior year period driven by higher weighted average interest rates.

Other Income (Expense), Net

Other expense was $0.5 million during the three months ended June 30, 2026, compared to the prior year period income of $1.5 million. The decrease was attributed to gains on asset disposals in the prior period.

Income Taxes

A $3.2 million income tax expense in the three months ended June 30, 2026 resulted in an effective tax rate of 47.1% compared with 416.7% in the prior year period. The Company's effective tax rate for the quarter was impacted by mix of earnings and certain jurisdictions with a full valuation allowance. In the prior period, a valuation allowance expense of $8.5 million was recorded against certain deferred tax assets.

Net Income (Loss) and Net Income (Loss) per Share

Net income during the three months ended June 30, 2026 was $3.6 million, or $0.06 per diluted share, compared with net loss of $9.5 million, or $0.18 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2026 and 2025

Net Sales and Gross Profit

The following table presents Net sales, Cost of products sold, and Gross profit by segment (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Net sales
FAM	$390.0	$392.0	$(2.0)	(0.5)%
SAS	621.4	618.2	3.2	0.5%
Total Net sales	$1,011.4	$1,010.2	$1.2	0.1%

Cost of products sold
FAM	$302.7	$311.0	$(8.3)	(2.7)%	77.6%	79.3%
SAS	510.5	522.9	(12.4)	(2.4)%	82.2%	84.6%
Total Cost of products sold	$813.2	$833.9	$(20.7)	(2.5)%	80.4%	82.5%

Gross profit
FAM	$87.3	$81.0	$6.3	7.8%	22.4%	20.7%
SAS	110.9	95.3	15.6	16.4%	17.8%	15.4%
Total Gross profit	$198.2	$176.3	$21.9	12.4%	19.6%	17.5%

The following table presents components of change in net sales by segment for the six months ended June 30, 2026 compared to 2025 (as a percentage of net sales):

	Percent Change in Net Sales
	FAM	SAS	Total
Volume/mix	(2.2)%	(3.7)%	(3.1)%
Sales associated with exited facilities	(1.4)	—	(0.6)
Total volume/mix	(3.6)	(3.7)	(3.7)
Selling price	1.1	2.5	2.0
Currency translation	2.0	1.7	1.8
Total percent change	(0.5)%	0.5%	0.1%

FAM segment net sales decreased primarily due to lower volume/mix, including the impact from an exited facility, partially offset by favorable currency translation and higher selling prices.

SAS segment net sales increased, reflecting higher selling prices and favorable currency translation, partially offset by lower volume/mix.

FAM gross profit increased, reflecting favorable relative net selling price and input cost performance and favorable currency, partially offset by lower volume/mix.

SAS gross profit increased, reflecting favorable relative net selling price and input cost performance, offset by lower volume/mix and higher manufacturing and distribution costs.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Six Months Ended June 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Selling and general expense	$111.4	$120.5	$(9.1)	(7.6)%	11.0%	11.9%
Research and development expense	10.4	13.0	(2.6)	(20.0)%	1.0%	1.3%
Intangible asset amortization expense	31.8	31.3	0.5	1.6%	3.1%	3.1%
Nonmanufacturing expenses	$153.6	$164.8	$(11.2)	(6.8)%	15.2%	16.3%

Nonmanufacturing expenses decreased primarily due to lower selling and general expense and research and development expense, as a result of actions taken under our organizational realignment initiative (the "Plan").

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Six Months Ended June 30,			Percent of Net Sales
	2026	2025	Change	2026	2025
Filtration & Advanced Materials	$2.0	$8.2	$(6.2)	0.5%	2.1%
Sustainable & Adhesive Solutions	—	0.5	(0.5)	—%	0.1%
Unallocated expenses	—	1.4	(1.4)
Total	$2.0	$10.1	$(8.1)	0.2%	1.0%

Restructuring and other impairment expenses decreased primarily due to an other impairment expense incurred in the prior period related to a facility closure and severance charges incurred in the prior period.

Interest Expense

Interest expense of $36.8 million during the six months ended June 30, 2026 increased $0.4 million, or 1.1%, compared to the prior year period.

Other Income (Expense), Net

Other income was $1.0 million during the six months ended June 30, 2026, compared to the prior year period expense of $0.3 million. The increase was driven by foreign currency in both periods, offset by gains on asset disposals in the prior period.

Income Taxes

A $6.2 million income tax expense in the six months ended June 30, 2026 resulted in an effective tax rate of (326.3)% compared with 2.7% in the prior year period. The Company’s effective tax rate was impacted by mix of earnings and certain jurisdictions with a full valuation allowance. In the prior period, a one-time valuation allowance benefit of $23.5 million offset by a valuation allowance expense of $8.5 million was recorded against certain deferred tax assets and liabilities; as well as a $411.9 million goodwill impairment not deductible for tax.

Net Loss and Net Loss per Share

Net loss during the six months ended June 30, 2026 was $8.1 million, or $(0.15) per diluted share, compared to net loss of $435.0 million, or $(7.98) per diluted share, during the prior year period.

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

Cash Requirements

As of June 30, 2026, $57.3 million of the Company's $66.3 million of Cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $4.5 million primarily represents retained contributions associated with our UK Pension scheme, the use of which is restricted to obligations related to the scheme. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

The following table presents summarized activity related to our cash flow (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operations	$68.9	$41.7
Investing	(15.8)	(17.6)
Financing	(70.8)	(17.5)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(1.3)	5.1
Net change in Cash and cash equivalents and Restricted cash	(19.0)	11.7
Cash and cash equivalents and Restricted cash at beginning of period	89.8	94.3
Cash and cash equivalents and Restricted cash at end of period	$70.8	$106.0

Net cash provided by operations increased $27.2 million to $68.9 million for the six months ended June 30, 2026, compared with cash provided by operations of $41.7 million in the prior year. The increase was attributable to higher quarterly net income, adjusted for non-cash items, and favorable year-over-year movements in working capital related cash flows.

During the six months ended June 30, 2026, net changes in operating working capital resulted in cash outflows of $2.6 million, compared to $6.2 million of outflows during the prior year period. The $3.6 million change was driven by outflows associated with accounts payable and other current liabilities, accounts receivable, and accrued income taxes, partially offset by inventory.

Cash used in investing activities decreased $1.8 million during the six months ended June 30, 2026 compared to the prior year and was attributable to lower capital spending.

Cash used in financing activities increased $53.3 million during the six months ended June 30, 2026 compared to the prior year. The increase was attributable to payments for debt issuances costs incurred under the Amended Credit Agreement and repayments on the Revolving Facility.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividend Payments

On August 5, 2026, we announced a cash dividend of $0.10 per share payable on September 25, 2026 to stockholders of record as of August 28, 2026. The Company is subject to covenants, discussed below, which require that we maintain certain financial ratios none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

As of June 30, 2026, the Company had $974.5 million of total debt, $66.3 million of Cash and cash equivalents, $4.5 million of Restricted cash, and $279.2 million of undrawn capacity on its $305.0 million Revolving Facility. Per the terms of the Company's Amended Credit Agreement, net leverage was 3.8x at the end of the second quarter, versus a current maximum covenant ratio of 5.00x.

As of June 30, 2026, the Company’s nearest debt maturity is the 8.000% $400.0 million senior notes due October 1, 2029.

The following table presents activity related to our debt instruments for the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025
Proceeds from long-term debt	$693.7	$64.0
Payments on long-term debt	(716.9)	(67.4)
Net payments from borrowings	$(23.2)	$(3.4)

The Company was in compliance with all of its covenants under the amended Credit Agreement at June 30, 2026. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at June 30, 2026 and December 31, 2025 were 67.4% and 67.1%, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to the safe harbor created by the Act and other legal protections. Forward-looking statements include, without limitation, those regarding our expectations related to the impact of tariffs, the incurrence of additional debt and expected maturities of the Company’s debt obligations, the adequacy of our sources of liquidity and capital, the cost and timing of our restructuring actions, the impact of ongoing litigation matters and environmental claims, the amount of capital spending and/or common stock repurchases, future cash flows, impacts and timing of our cost-reduction and cost-optimization initiatives, profitability, and cash flow, and other statements generally identified by words such as "believe," "expect," "intend," "guidance," "plan," "forecast," "potential," "anticipate," "confident," "project," "appear," "future," "should," "likely," "could," "may," "will," "typically" and similar words.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at June 30, 2026 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization, the Company repurchased 539,386 shares for $8.0 million cumulatively as of August 3, 2026.

The Company did not repurchase shares during the three months ended June 30, 2026, and the remaining amount of share repurchases currently authorized by our Board of Directors as of June 30, 2026 is $22.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flows, and (vi) notes to unaudited condensed consolidated financial statements.

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

August 6, 2026

By:	/s/ Scott Minder
Scott Minder Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

August 6, 2026