Form 10-Q
period 2026-09-30
Mativ Holdings, Inc.
filed 2026-11-05
CIK 1000623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
	For the quarterly period ended	September 30, 2026
  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

The Company had 55,191,997 shares of common stock outstanding as of November 2, 2026.

MATIV HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$499.5	$513.7	$1,510.9	$1,523.9
Cost of products sold	401.8	414.3	1,215.0	1,248.2
Gross profit	97.7	99.4	295.9	275.7

Selling and general expense	54.8	53.7	166.2	174.2
Research and development expense	4.8	5.6	15.2	18.6
Intangible asset amortization expense	15.5	16.0	47.3	47.3
Total nonmanufacturing expenses	75.1	75.3	228.7	240.1

Goodwill impairment expense	—	—	—	411.9
Restructuring and other impairment expense	2.7	8.1	4.7	18.2
Operating profit (loss)	19.9	16.0	62.5	(394.5)
Interest expense	18.1	17.7	54.9	54.1
Loss on debt extinguishment	—	—	8.7	—
Other income (expense), net	(0.4)	(3.9)	0.6	(4.2)
Income (loss) before income taxes	1.4	(5.6)	(0.5)	(452.8)
Income tax expense (benefit), net	2.6	(2.4)	8.8	(14.6)
Net loss	$(1.2)	$(3.2)	$(9.3)	$(438.2)

Net loss per share:
Basic	$(0.03)	$(0.06)	$(0.18)	$(8.04)
Diluted	$(0.03)	$(0.06)	$(0.18)	$(8.04)

Weighted average shares outstanding:
Basic	55,190,100	54,671,900	55,046,800	54,582,100
Diluted	55,190,100	54,671,900	55,046,800	54,582,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(1.2)	$(3.2)	$(9.3)	$(438.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.6	(0.7)	(8.8)	10.4
Unrealized loss on derivative instruments	(0.6)	(3.3)	(1.0)	(15.1)
Net gain (loss) from postretirement benefit plans	0.2	(8.3)	0.7	(8.2)
Other comprehensive income (loss)	1.2	(12.3)	(9.1)	(12.9)
Comprehensive income (loss)	$—	$(15.5)	$(18.4)	$(451.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$97.3	$84.2
Restricted cash	4.2	5.6
Accounts receivable, net	250.3	180.9
Inventories, net	329.1	329.1
Income taxes receivable	9.0	17.7
Other current assets	19.4	21.1
Total current assets	709.3	638.6
Property, plant and equipment, net	585.2	624.9
Operating lease right-of-use assets	57.3	48.4
Deferred income tax assets	97.3	104.0
Goodwill	56.2	57.6
Intangible assets, net	459.6	514.2
Other assets	65.6	63.9
Total assets	$2,030.5	$2,051.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$3.8	$2.9
Operating lease liabilities	8.8	9.0
Accounts payable	219.6	160.7
Income taxes payable	3.4	1.5
Accrued expenses and other current liabilities	131.8	111.2
Total current liabilities	367.4	285.3
Long-term debt	972.6	1,015.3
Finance lease liabilities, noncurrent	14.7	16.1
Operating lease liabilities, noncurrent	47.4	38.8
Pension and other postretirement benefits	49.1	53.8
Deferred income tax liabilities	69.3	74.9
Other liabilities	42.9	68.7
Total liabilities	1,563.4	1,552.9
Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized; 55,191,997 and 54,681,114 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5.5	5.5
Additional paid-in-capital	688.7	685.0
Accumulated deficit	(222.0)	(195.8)
Accumulated other comprehensive income (loss), net of tax	(5.1)	4.0
Total stockholders’ equity	467.1	498.7
Total liabilities and stockholders’ equity	$2,030.5	$2,051.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, June 30, 2025	54,648,991	$5.5	$680.7	$(282.1)	$12.5	$416.6
Net loss	—	—	—	(3.2)	—	(3.2)
Other comprehensive loss, net of tax	—	—	—	—	(12.3)	(12.3)
Dividends paid ($0.10 per share)	—	—	—	(5.6)	—	(5.6)
Issuances of common stock under stock-based compensation plan	32,123	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.9	—	—	1.9
Stock issued to directors as compensation	—	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2025	54,681,114	$5.5	$682.6	$(290.9)	$0.2	$397.4

Balance, June 30, 2026	55,124,504	$5.5	$686.6	$(215.1)	$(6.3)	$470.7
Net loss	—	—	—	(1.2)	—	(1.2)
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Dividends paid ($0.10 per share)	—	—	—	(5.7)	—	(5.7)
Issuances of common stock under stock-based compensation plan	30,326	—	—	—	—	—
Stock-based employee compensation expense	—	—	1.9	—	—	1.9
Stock issued to directors as compensation	37,167	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance, September 30, 2026	55,191,997	$5.5	$688.7	$(222.0)	$(5.1)	$467.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2024	54,335,830	$5.4	$675.7	$164.3	$13.1	$858.5
Net loss	—	—	—	(438.2)	—	(438.2)
Other comprehensive loss, net of tax	—	—	—	—	(12.9)	(12.9)
Dividends paid ($0.30 per share)	—	—	—	(17.0)	—	(17.0)
Issuances of common stock under stock-based compensation plan	280,367	0.1	—	—	—	0.1
Stock-based employee compensation expense	—	—	7.8	—	—	7.8
Stock issued to directors as compensation	18,614	—	0.5	—	—	0.5
Deferred compensation directors stock trust	46,303	—	—	—	—	—
Shares withheld for employee taxes	—	—	(1.4)	—	—	(1.4)
Balance, September 30, 2025	54,681,114	$5.5	$682.6	$(290.9)	$0.2	$397.4

Balance, December 31, 2025	54,681,114	$5.5	$685.0	$(195.8)	$4.0	$498.7
Net loss	—	—	—	(9.3)	—	(9.3)
Other comprehensive loss, net of tax	—	—	—	—	(9.1)	(9.1)
Dividends paid ($0.30 per share)	—	—	—	(16.9)	—	(16.9)
Issuances of common stock under stock-based compensation plan	464,375	—	—	—	—	—
Stock-based employee compensation expense	—	—	5.3	—	—	5.3
Stock issued to directors as compensation	37,167	—	0.6	—	—	0.6
Deferred compensation directors stock trust	9,341	—	—	—	—	—
Shares withheld for employee taxes	—	—	(2.2)	—	—	(2.2)
Balance, September 30, 2026	55,191,997	$5.5	$688.7	$(222.0)	$(5.1)	$467.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating
Net loss	$(9.3)	$(438.2)
Adjustments to reconcile Net loss to Net cash provided by operations:
Depreciation and amortization	102.7	106.3
Amortization of deferred issuance costs	4.7	6.2
Goodwill and other impairments	1.4	423.2
Deferred income tax	0.1	(19.5)
Pension and other postretirement benefits	(3.5)	(2.9)
Stock-based compensation	5.7	8.6
(Gain) loss on disposal of assets	0.5	(0.8)
(Gain) loss on foreign currency transactions	(2.1)	5.8
Loss on debt extinguishment	8.7	—
Other items, net	(3.4)	(9.5)
Changes in operating working capital:
Accounts receivable	(33.2)	(34.3)
Inventories	(42.0)	35.3
Prepaid expenses	1.8	(0.4)
Accounts payable and other current liabilities	75.0	37.1
Accrued income taxes	10.3	(2.4)
Net changes in operating working capital	11.9	35.3
Net cash provided by operations	117.4	114.5
Investing
Capital spending	(26.9)	(28.7)
Proceeds from disposal of assets	—	2.9
Cash received from settlement of cross-currency swap contracts	—	3.4
Other investing	(0.1)	(0.6)
Net cash used in investing	(27.0)	(23.0)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Financing
Cash dividends paid	(17.0)	(16.8)
Proceeds from long-term debt	705.7	64.0
Payments on long-term debt	(728.1)	(131.1)
Payments for debt issuance costs	(32.7)	—
Payments on financing lease obligations	(2.5)	(2.5)
Shares withheld for employee taxes	(2.2)	(1.4)
Net cash used in financing	(76.8)	(87.8)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(1.9)	4.9
Increase in Cash and cash equivalents and Restricted cash	11.7	8.6
Cash and cash equivalents and Restricted cash at beginning of period	89.8	94.3
Cash and cash equivalents and Restricted cash at end of period	$101.5	$102.9

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$52.5	$55.2
Cash paid (received) for taxes, net	$(2.2)	$9.4
Capital spending in Accounts payable and Accrued expenses and other current liabilities	$4.2	$4.0
Insurance recoveries received	$5.0	$—
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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements and these notes thereto included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include, but are not limited to, inventory valuation, goodwill valuation, useful lives of tangible and intangible assets, stock-based compensation, derivatives, receivables valuation, pension, postretirement and other benefits, income taxes and contingencies.

Receivables Sales Agreement

The Company participates in an accounts receivables sales agreement (the “Receivables Sales Agreement”) to sell certain trade receivables arising from revenue transactions of the Company's U.S. subsidiaries on a revolving basis. On October 23, 2026, the Company amended the Receivable Sales Agreement to, among other things, extend the term until October 23, 2029.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of receivables pledged as collateral pursuant to our Receivables Sales Agreement as of September 30, 2026 and December 31, 2025 was $28.6 million and $27.2 million, respectively.

The following table summarizes the activity under the Receivables Sales Agreement (in millions):

	Nine Months Ended September 30,
	2026	2025
Trade accounts receivable sold to financial institutions	$837.3	$797.7
Cash proceeds from financial institutions	$836.9	$797.2

For more information on the Receivables Sales Agreement, refer to Note 5. Accounts Receivable, net of our Form 10-K for the 2025 fiscal year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers, by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. Adoption of the ASU, which is effective for annual reporting periods beginning after December 15, 2025, did not have a significant impact on the Company’s consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The ASU clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative (LIBOR sunset). The ASU further aligns hedge accounting with the economics of an entity’s risk management activities and better reflects hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasting transactions. This ASU is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Based on Mativ's existing hedging strategy, adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU improves clarity for interim financial reporting requirements under the existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027. Adoption of the ASU is not expected to have a significant impact on the Company's interim reporting.

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

Components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	September 30, 2026	December 31, 2025
Accumulated pension and Other Post-Employment Benefits ("OPEB") liability adjustments	$(27.9)	$(28.6)
Accumulated unrealized gain on derivative instruments	0.6	1.6
Accumulated unrealized foreign currency translation adjustments	22.2	31.0
Accumulated other comprehensive income (loss), net of tax	$(5.1)	$4.0

Changes in the components of Accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Pension and OPEB liability adjustments	$0.2	$0.2	$(8.3)	$(8.3)
Derivative instrument adjustments	(0.6)	(0.6)	(3.3)	(3.3)
Unrealized foreign currency translation adjustments	1.6	1.6	(1.0)	(0.7)
Total	$1.2	$1.2	$(12.6)	$(12.3)

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Pension and OPEB liability adjustments	$0.6	$0.7	$(8.3)	$(8.2)
Derivative instrument adjustments	(1.0)	(1.0)	(15.1)	(15.1)
Unrealized foreign currency translation adjustments	(8.8)	(8.8)	9.5	10.4
Total	$(9.2)	$(9.1)	$(13.9)	$(12.9)

Note 3. Net Loss Per Share

The Company uses the two-class method to calculate Net loss per share. The Company has granted restricted stock that contains non-forfeitable rights to dividends on unvested shares. Since these unvested shares are considered participating securities under the two-class method, the Company allocates Net loss per share to common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

A reconciliation of the average number of common and potential common shares outstanding used in the calculations of basic and diluted Net loss per share follows (in millions, shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (basic and diluted):
Net loss	$(1.2)	$(3.2)	$(9.3)	$(438.2)
Less: Dividends to participating securities	(0.2)	(0.2)	(0.6)	(0.5)
Net loss attributable to Common Stockholders	$(1.4)	$(3.4)	$(9.9)	$(438.7)

Denominator:
Average number of common shares outstanding	55,190.1	54,671.9	55,046.8	54,582.1
Effect of dilutive stock-based compensation(1)	—	—	—	—
Average number of common and potential common shares outstanding	55,190.1	54,671.9	55,046.8	54,582.1
(1)For the three and nine months ended September 30, 2026, Diluted loss per share excludes 780,000 and 800,000 weighted average potential common shares, respectively, as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2025, Diluted loss per share excludes 730,000 and 360,000 weighted average potential common shares, respectively, as their inclusion would be anti-dilutive.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Inventories, Net

The following table summarizes inventories by major class (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$125.7	$115.8
Work in process	57.6	52.4
Finished goods	133.3	147.9
Supplies and other	12.5	13.0
Total inventories, net	$329.1	$329.1

Note 5. Goodwill

The change in the carrying amount of goodwill (entirely attributable to the SAS reportable segment) was as follows (in millions):

Total
Balance at December 31, 2025	$57.6
Foreign currency translation	(1.4)
Balance at September 30, 2026	$56.2

Note 6. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$747.5	$347.2	$400.3
Acquired and developed technology	92.3	66.4	25.9
Trade names	48.7	15.3	33.4
Patents	1.9	1.9	—
Total	$890.4	$430.8	$459.6

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer relationships	$758.0	$313.8	$444.2
Acquired and developed technology	93.3	59.7	33.6
Trade names	49.5	13.2	36.3
Patents	1.9	1.8	0.1
Total	$902.7	$388.5	$514.2

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Restructuring and Other Impairment Activities

During the third quarter of 2026, Mativ centralized the support for common business practices across our organization within a new service center. Restructuring expenses across FAM, SAS, and Unallocated during the three months ended September 30, 2026 included severance charges associated with this transition.

Other impairment expense in the FAM segment was attributable to an impairment charge associated with long-lived assets at one of our North American facilities, which will be removed from service during the fourth quarter of 2026 as part of a product line rationalization. This expense was partially offset by an increase in the fair value of our assets held for sale to adjust the carrying value to the fair value of the assets less the cost to sell. The assets were subsequently sold, refer to Note 14. Subsequent Events for additional information.

The following table summarizes total restructuring and other impairment expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Filtration and Advanced Materials(1)
Severance and termination benefits	$0.1	$0.7	$0.2	$2.8
Other exit costs	0.5	0.4	2.3	1.2
FAM restructuring expense	0.6	1.1	2.5	4.0
Sustainable and Adhesive Solutions
Severance and termination benefits	0.5	1.0	0.5	1.4
Other exit costs	—	—	—	0.1
SAS restructuring expense	0.5	1.0	0.5	1.5
Unallocated
Severance and termination benefits	0.3	—	0.3	1.4
Unallocated restructuring expense	0.3	—	0.3	1.4
Total restructuring expense	1.4	2.1	3.3	6.9

Filtration and Advanced Materials
Other impairment expense	1.3	6.0	1.4	11.3
Total restructuring and other impairment expense	$2.7	$8.1	$4.7	$18.2
(1)Includes costs associated with facility closures initiated in prior years of $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Through September 30, 2026, the Company has recognized accumulated restructuring charges of $7.9 million related to an asset held for sale. This site was sold on November 4, 2026, refer to Note 14. Subsequent Events for additional information. Mativ does not expect to incur additional costs associated with this facility.

The following table summarizes changes in restructuring liabilities (in millions):

	2026	2025
Balance at beginning of the period	$2.5	$2.2
Charges for restructuring programs	3.3	6.9
Cash payments and other	(3.4)	(4.9)
Balance at end of the period	$2.4	$4.2

Restructuring liabilities were classified within Accrued expenses and other current liabilities and Other liabilities in the unaudited Condensed Consolidated Balance Sheets.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets held for sale of $6.8 million and $5.0 million were included in Other current assets as of September 30, 2026 and December 31, 2025, respectively.

Note 8. Debt

Total debt, net of debt issuance costs, is summarized in the following table (in millions):

	September 30, 2026	December 31, 2025
Revolving facility - U.S. dollar borrowings	$20.0	$160.0
Term loan A facility	89.7	83.3
Term loan B facility	498.7	116.5
Delayed draw term loan	—	270.1
8.000% Senior unsecured notes due October 1, 2029	400.0	400.0
Other loan agreements	2.7	3.7
Debt issuance costs	(34.7)	(15.4)
Total debt	976.4	1,018.2
Less: Current debt	(3.8)	(2.9)
Total long-term debt	$972.6	$1,015.3

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of exceptions and qualifications set forth in the Indenture. The Indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the 2029 Notes, failure to make payments of interest on the 2029 Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency. The Company was in compliance with all of its covenants under the Indenture at September 30, 2026.

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

Borrowings under the Amended Credit Agreement bear interest at variable rates based on benchmark rates, including Term SOFR and EURIBOR (or successor rates), plus applicable margins. For the Revolving Facility and Term Loan A Facility, margins range from 1.75% to 2.75%, depending on the Company’s Net Debt to EBITDA ratio, with a commitment fee rate ranging from 0.15% to 0.35% at a current rate of 0.30%. Term Loan B borrowings bear interest at fixed margins ranging from 3.50% to 4.50%, depending on the applicable benchmark rate.

The Amended Credit Agreement contains customary affirmative and negative covenants and financial maintenance covenants applicable to the Revolving Facility and Term Loan A Facility, including a minimum interest coverage ratio ranging from 2.50x to 3.00x over time, and a maximum Net Debt to EBITDA ratio ranging from 5.00x to 4.00x over time.

The Company was in compliance with all of its covenants under the Amended Credit Agreement at September 30, 2026.

Average Interest Rates

As of September 30, 2026, the average interest rate was 7.66% on outstanding Revolving Facility borrowings, 6.40% on outstanding Term Loan A Credit Facility borrowings, and 8.40% on outstanding Term Loan B Facility borrowings. The effective rate on the 2029 Notes was 8.000%.

Principal Repayments

The following is the expected maturities for the Company's debt obligations as of September 30, 2026 (in millions):

2026	$2.2
2027	6.6
2028	6.1
2029	406.2
2030	6.2
Thereafter	583.8
Total	$1,011.1

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Debt

At September 30, 2026 and December 31, 2025, the fair market value of the 2029 Notes was $398.9 million and $403.6 million, respectively. The fair market value for the 2029 Notes was determined using quoted market prices, which are directly observable Level 1 inputs. The fair market value of all other debt as of September 30, 2026 and December 31, 2025 approximated the respective carrying amounts as the interest rates approximate current market indices.

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

The Company also uses cross-currency swap contracts to selectively hedge its exposure to foreign currency related changes in our net investments in certain foreign operations. We designate these cross-currency swap contracts as net investment hedges based on the spot rate of the EUR. Changes in the fair value of these hedges are deferred within the foreign currency translation component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the foreign investment is sold or substantially liquidated. Future changes in the components related to the spot change on the notional will be recorded in Other Comprehensive Income ("OCI") and remain there until the hedged subsidiaries are substantially liquidated. Gains and losses excluded from the assessment of hedge effectiveness are recognized in earnings (Interest expense) over the term of the swap. Gains and losses associated with the settlement of derivative instruments designated as a net investment hedge are classified within investing activities in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2026 and December 31, 2025 the gross notional amount of outstanding cross-currency swap contracts designated as a net investment hedge was €450 million.

Interest Rate Risk Management

The Company selectively hedges its exposure to interest rate increases on variable-rate, long-term debt when it is practical and economical to do so. Changes in the fair value of pay-fixed, receive-variable interest rate swap contracts considered cash flow hedges are reported as a component of Accumulated other comprehensive income (loss), net of tax and reclassified into earnings when the forecasted transaction affects earnings. The terms of the interest rate swaps mirror the terms of the underlying debt, including timing of the payments and interest rates. As of September 30, 2026 and December 31, 2025 the gross notional amounts of outstanding interest rate swaps designated as a cash flow hedge was $405.8 million and $480.8 million, respectively.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value of asset and liability derivatives and the respective balance sheet locations at September 30, 2026 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Foreign exchange contracts	Accounts receivable, net	$2.6	Accounts payable	$7.7
Foreign exchange contracts	Other assets	—	Other liabilities	27.6
Interest rate contracts	Accounts receivable, net	1.3	Accrued expenses and other current liabilities	—
Interest rate contracts	Other assets	3.4	Other liabilities	—
Total derivatives designated as hedges		7.3		35.3

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts receivable, net	—	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedges		—		0.1
Total derivatives		$7.3		$35.4

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains (losses) on derivatives designated as cash flow and net investment hedges recognized in other comprehensive income (loss) are summarized below (in millions) on a pretax basis:

Derivatives Designated in Hedging Relationships	Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedge
Amounts included in assessment of effectiveness	$1.6	$0.5	$5.5	$(3.6)
Derivatives designated as net investment hedge
Amounts included in assessment of effectiveness	4.7	3.9	17.9	(57.9)
Total gain (loss)	$6.3	$4.4	$23.4	$(61.5)

The Company's designated derivative instruments are highly effective. As such, there were no gains or losses recognized immediately in income related to the hedge ineffectiveness or amounts excluded from hedge effectiveness testing for the three and nine months ended September 30, 2026 or 2025, other than those related to derivatives designated as a net investment hedge, noted below.

Gains (losses) on derivatives within the Condensed Consolidated Statement of Income (Loss) were as follows (in millions):

	Location of Gains (Losses)	Amount of Gains (Losses) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Effect of cash flow hedges
Amount reclassified from Accumulated other comprehensive income (loss) to income	Interest expense	$2.2	$3.8	$6.5	$11.5
Effect of net investment hedges
Amount excluded from assessment of hedge effectiveness	Interest expense	1.5	1.5	4.5	5.1
Effect of non-designated hedges
Foreign exchange contracts	Other income	(1.0)	(1.2)	(1.4)	3.7
Total gain		$2.7	$4.1	$9.6	$20.3

Deferred gains of $4.9 million attributable to settled interest rate swaps designated as cash flow hedges are expected to be reclassified to Interest expense over the next twelve months.

Note 10. Commitments and Contingencies

Other Commitments

On November 30, 2023, the Company completed the sale of its Engineered Papers business (the “EP Divestiture”) to Evergreen Hill Enterprise Pte. Ltd. (“Evergreen Hill Enterprise”). In connection with the EP Divestiture, we undertook to indemnify and hold Evergreen Hill Enterprise harmless from claims and liabilities related to the EP business that were identified as excluded or specified liabilities in the related agreements up to an amount not to exceed $10 million. As of September 30, 2026, there were no material claims pending under this indemnification.

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

Menasha Tornado

On July 27, 2026, a severe tornado and related weather event destroyed a third-party distribution facility engaged by the Company in Menasha, Wisconsin (the "Menasha Tornado"). The Company maintains insurance coverage for inventory losses and business interruption, subject to applicable deductibles, sublimits, and coverage determinations. The Company expects to recover inventory losses resulting from the Menasha Tornado under this coverage and has recorded an insurance recoveries receivable of $38.0 million, as well as $5.0 million recoveries received, which represent the cost basis of the inventory and site clean-up and other costs it believes to be probable to recover. Inventory write-off and related insurance recoveries receivable are presented on a net basis within the Changes in operating working capital section of the Condensed Consolidated Statements of Cash Flows.

Recoveries in excess of the inventory losses, if any, including business interruption costs, are being pursued and will not be recognized in the financial statements until all uncertainties of timing and amount have been resolved.

(Amounts in millions)	Three and Nine Months Ended September 30, 2026
Write-off of inventory	$42.5
Site clean-up and other costs	1.3
Total expense	43.8
Insurance recoveries received	5.0
Insurance recoveries receivable(1)	38.0
Loss from natural disaster, net of insurance recoveries	$0.8
(1) The insurance recoveries receivable is recorded in Accounts receivable, net in the Consolidated Balance Sheets.

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

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employees and Labor Relations

As of September 30, 2026, approximately 27% of the Company's U.S. workforce and 35% of its non-U.S. workforce are under collective bargaining agreements. Approximately 0% of all U.S. employees and 11% of non-U.S. employees are under collective bargaining agreements that will expire in the next 12 months.

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

Note 11. Postretirement and Other Benefits

The Company sponsors a number of different defined contribution retirement plans, alternative retirement plans and/or defined benefit pension plans across its operations. Defined benefit pension plans are sponsored in the United States, France, United Kingdom, Germany, Italy, and Canada and OPEB benefits related to post-retirement healthcare and life insurance are sponsored in the United States, Germany, and Canada. As of September 30, 2026, retained contributions of $4.2 million related to our UK Pension scheme are included in Restricted cash. The use of these funds is limited to obligations associated with the scheme.

Pension and Other Benefits

The components of net pension cost (benefit) during the three months ended September 30, 2026 and 2025 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.2	$0.2	$0.1	$0.3	$0.1	$—	$0.2	$0.3
Interest cost	3.3	4.1	2.0	2.0	0.1	0.3	0.1	0.1
Expected return on plan assets	(4.0)	(4.6)	(1.5)	(1.3)	—	—	—	—
Amortizations and other	—	—	0.1	—	—	—	—	—
Settlement loss	—	3.6	—	—	—	—	—	—
Net pension cost (benefit)	$(0.5)	$3.3	$0.7	$1.0	$0.2	$0.3	$0.3	$0.4

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net pension cost (benefit) during the nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Pension Benefits				Other Post-employment Plans
	U.S.		Non-U.S.		U.S.		Non-U.S.
	Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.7	$0.8	$0.7	$0.8	$0.1	$0.1	$0.8	$0.9
Interest cost	9.9	12.8	5.8	6.0	0.6	0.7	0.1	0.1
Expected return on plan assets	(12.2)	(14.3)	(4.6)	(3.9)	—	—	—	—
Amortizations and other	—	—	0.4	—	—	—	—	—
Settlement loss	—	3.6	—	—	—	—	—	—
Net pension cost (benefit)	$(1.6)	$2.9	$2.3	$2.9	$0.7	$0.8	$0.9	$1.0

The components of net pension cost (benefit) other than the service cost component are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Income (Loss).

The Company's cost under the qualified defined contribution retirement plans was $3.8 million and $3.6 million, respectively, for the three months ended September 30, 2026 and 2025 and $11.7 million and $11.0 million, respectively, for the nine months ended September 30, 2026 and 2025.

Note 12. Income Taxes

The Company's effective tax rate was 185.7% and 42.9% for the three months ended September 30, 2026 and 2025, respectively. The net change was primarily due to mix of earnings and certain jurisdictions with a full valuation allowance in the current period. The Company's effective tax rate was (1760.0)% and 3.2% for the nine months ended September 30, 2026 and 2025, respectively. The net change was primarily due to mix of earnings and certain jurisdictions with a full valuation allowance in the current period, and a goodwill impairment not deductible for tax purposes and valuation allowance changes in the prior period. The Company has historically calculated the provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months, and nine months ended September 30, 2026. Accordingly, Mativ used a discrete effective tax rate method to calculate taxes for the three months, and nine months ended September 30, 2026.

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Due to the Tax Act, the Company has significant earnings and profits from its foreign subsidiaries that it can generally repatriate free of U.S. federal tax. As a result of the Company’s treasury policy to simplify and expedite its intercompany cash flows, as evidenced by the use of cash pooling, and in light of the Company’s prioritization of debt reduction and funding future growth, the Company does not assert indefinite reinvestment to the extent of each controlled foreign corporation's earnings and profits and to the extent of any foreign partnership’s U.S. tax capital accounts. As a result, the Company has provided for non-U.S. withholding taxes, U.S. federal tax related to currency movement on previously taxed earnings and profits, and U.S. state taxes on unremitted earnings.

All unrecognized tax positions could impact the Company's effective tax rate if recognized. There have been no material changes to the Company’s unrecognized tax positions for the three and nine months ended September 30, 2026. With respect to penalties and interest incurred from income tax assessments or related to unrecognized tax benefits, the Company’s policy is to classify penalties as provision for income taxes and interest as interest expense in its unaudited Condensed Consolidated Statements of Income (Loss). There were no material income tax penalties or interest accrued during the three and nine months ended September 30, 2026 or 2025.

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Many jurisdictions in which the Company operates have implemented Pillar Two legislation, and others are considering implementation of Pillar Two rules. While such new rules introduce complexity into the Company’s calculation of income tax expense, Pillar Two does not have a material impact as of the third quarter of 2026. Due to the novelty and complexity of Pillar Two, the Company continues to monitor for advancements and further guidance in Pillar Two rules, considering impacts of such developments on its tax expense.

Note 13. Segment Information

The Company has two reportable segments: Filtration & Advanced Materials ("FAM") and Sustainable & Adhesive Solutions ("SAS").

FAM is focused primarily on filtration media and components, advanced films, coating and converting solutions, and extruded mesh products. The FAM segment supplies customers directly, serving a diverse set of generally high-growth end markets. FAM end markets include water and air purification, life sciences, industrial processes, transportation, aerospace and defense, glass and glazing, packaging, agriculture, building and construction, safety and security.

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

Net sales, Cost of products sold, Gross profit, and Depreciation (classified as Cost of products sold) by segment were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales
FAM	$218.5	$198.3	$608.5	$590.3
SAS	281.0	315.4	902.4	933.6
Consolidated	$499.5	$513.7	$1,510.9	$1,523.9

Cost of products sold
FAM	$167.0	$155.8	$469.7	$466.8
SAS	234.8	258.5	745.3	781.4
Consolidated	$401.8	$414.3	$1,215.0	$1,248.2

Gross profit
FAM	$51.5	$42.5	$138.8	$123.5
SAS	46.2	56.9	157.1	152.2
Consolidated	$97.7	$99.4	$295.9	$275.7

Depreciation (classified as Cost of products sold)
FAM	$6.0	$6.7	$18.6	$20.0
SAS	10.7	11.3	33.7	36.4
Consolidated	$16.7	$18.0	$52.3	$56.4

Segment Net sales are attributed to the following geographic locations of the Company’s direct customers during the three months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,
	2026			2025
	FAM	SAS	Total	FAM	SAS	Total
United States	$124.2	$161.5	$285.7	$107.2	$184.6	$291.8
Europe	49.9	75.1	125.0	49.6	86.8	136.4
Asia-Pacific	32.8	20.7	53.5	28.9	19.8	48.7
Americas (excluding U.S.)	7.1	16.6	23.7	7.3	17.5	24.8
Other foreign countries	4.5	7.1	11.6	5.3	6.7	12.0
Net sales	$218.5	$281.0	$499.5	$198.3	$315.4	$513.7

MATIV HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Net sales are attributed to the following geographic locations of the Company’s direct customers during the nine months ended 2026 and 2025 were as follows (in millions):

	Nine Months Ended September 30,
	2026			2025
	FAM	SAS	Total	FAM	SAS	Total
United States	$338.3	$523.7	$862.0	$320.2	$541.5	$861.7
Europe	147.6	242.4	390.0	145.8	255.8	401.6
Asia-Pacific	88.1	64.4	152.5	87.6	57.4	145.0
Americas (excluding U.S.)	20.7	50.6	71.3	20.9	54.6	75.5
Other foreign countries	13.8	21.3	35.1	15.8	24.3	40.1
Net sales	$608.5	$902.4	$1,510.9	$590.3	$933.6	$1,523.9

Net sales as a percentage by product category for the business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Filtration & netting	26%	26%	25%	26%
Advanced films	17%	13%	15%	13%
Tapes, labels & liners	30%	29%	30%	29%
Paper & packaging	14%	17%	16%	17%
Healthcare & other	13%	15%	14%	15%
Net sales	100%	100%	100%	100%

For more information on our Product Categories and the nature, timing and uncertainties associated with revenues and associated cash flows, refer to Note 3. Revenue Recognition of our Form 10-K for the 2025 fiscal year ended December 31, 2025.

Note 14.     Subsequent Events

On October 23, 2026, we entered into an amendment to the Receivables Sales Agreement. Refer to Note 1. General for additional information.

On November 4, 2026, the Company sold a facility in North America, which was classified as held for sale. The Company recognized the related increase in the carrying value, to the fair value of the assets less the cost to sell, in the three months ended September 30, 2026.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and our future prospects. These statements are based on certain assumptions we consider reasonable. For information about risks and exposures relating to us and our business, you should read the section entitled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, the section entitled "Forward-Looking Statements" at the end of this Item 2 and the section entitled “Risk Factors” at Part II, Item 1A hereof. Unless the context indicates otherwise, references to "Mativ," "we," "us," "our," the "Company" or similar terms include Mativ Holdings, Inc. and our consolidated subsidiaries.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with an understanding of our recent performance, our financial condition and our prospects. This MD&A discusses the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2026.

Recent Developments

Throughout 2025 and 2026, the U.S. government proposed the implementation of, or did implement, a number of tariffs on imports to the United States from a large number of countries. On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), and on April 20, 2026, the U.S. Customs and Border Protection ("U.S. CBP") launched a refund platform. The net impact of IEEPA tariff refund claims submitted and accepted by U.S. CBP as of September 30, 2026 was not significant. The Company continues to monitor developments with respect to tariffs and trade policy, including refund initiatives and other opportunities to mitigate the related impacts, costs and other effects of tariffs.

SUMMARY

	Three Months Ended September 30,		Percent of Net Sales		Nine Months Ended September 30,		Percent of Net Sales
(in millions, except per share amounts)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$499.5	$513.7	100.0%	100.0%	$1,510.9	$1,523.9	100.0%	100.0%
Gross profit	$97.7	$99.4	19.6%	19.3%	$295.9	$275.7	19.6%	18.1%
Restructuring & other impairment expense	$2.7	$8.1	0.5%	1.6%	$4.7	$18.2	0.3%	1.2%
Operating profit (loss)	$19.9	$16.0	4.0%	3.1%	$62.5	$(394.5)	4.1%	(25.9)%
Interest expense	$18.1	$17.7	3.6%	3.4%	$54.9	$54.1	3.6%	3.6%
Net loss	$(1.2)	$(3.2)	(0.2)%	(0.6)%	$(9.3)	$(438.2)	(0.6)%	(28.8)%
Diluted loss per share	$(0.03)	$(0.06)			$(0.18)	$(8.04)
Cash provided by operations	$48.5	$72.8			$117.4	$114.5
Capital spending	$11.0	$6.1			$26.9	$28.7

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2026 and 2025

Net Sales, Cost of Products Sold, and Gross Profit

The following table presents net sales, costs of products sold, and gross profit by segment for the three months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Net sales
FAM	$218.5	$198.3	$20.2	10.2%
SAS	281.0	315.4	(34.4)	(10.9)%
Total Net sales	$499.5	$513.7	$(14.2)	(2.8)%

Cost of products sold
FAM	$167.0	$155.8	$11.2	7.2%	76.4%	78.6%
SAS	234.8	258.5	(23.7)	(9.2)%	83.6%	82.0%
Total Cost of products sold	$401.8	$414.3	$(12.5)	(3.0)%	80.4%	80.7%

Gross profit
FAM	$51.5	$42.5	$9.0	21.2%	23.6%	21.4%
SAS	46.2	56.9	(10.7)	(18.8)%	16.4%	18.0%
Total Gross profit	$97.7	$99.4	$(1.7)	(1.7)%	19.6%	19.3%

The following table presents components of change in net sales by segment for the three months ended September 30, 2026 compared to 2025 (as a percentage of net sales):

	Percent Change in Net Sales
	FAM	SAS	Total
Volume/mix	7.8%	(13.8)%	(5.4)%
Sales associated with exited facilities	(1.2)	—	(0.5)
Total volume/mix	6.6	(13.8)	(5.9)
Selling price	3.9	3.6	3.7
Currency translation	(0.3)	(0.7)	(0.6)
Total percent change	10.2%	(10.9)%	(2.8)%

FAM segment net sales increased primarily due to higher volume/mix and higher selling prices. This increase was partially offset by the impact from an exited facility and unfavorable currency translation.

SAS segment net sales decreased, reflecting lower volume/mix primarily due to the impact of the Menasha Tornado and in our Healthcare business and unfavorable currency translation, partially offset by higher selling prices.

FAM gross profit increased, reflecting higher volume/mix and favorable price vs. cost performance, partially offset by increases in manufacturing costs.

SAS gross profit decreased, reflecting lower volume/mix and higher distribution expenses, partially offset by favorable price vs. cost performance.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses for the three months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Selling and general expense	$54.8	$53.7	$1.1	2.0%	11.0%	10.5%
Research and development expense	4.8	5.6	(0.8)	(14.3)%	1.0%	1.1%
Intangible asset amortization expense	15.5	16.0	(0.5)	(3.1)%	3.1%	3.1%
Nonmanufacturing expenses	$75.1	$75.3	$(0.2)	(0.3)%	15.0%	14.7%

Nonmanufacturing expenses are generally in line with the prior period and include an increase to selling and general expense partially offset by a decrease to research and development expense .

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense for the three months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended			Percent of Net Sales
	September 30, 2026	September 30, 2025	Change	2026	2025
Filtration & Advanced Materials	$1.9	$7.1	$(5.2)	0.9%	3.6%
Sustainable & Adhesive Solutions	0.5	1.0	(0.5)	0.2%	0.3%
Unallocated expenses	0.3	—	0.3
Total	$2.7	$8.1	$(5.4)	0.5%	1.6%

Restructuring and other impairment expenses decreased primarily due to higher impairment and severance charges incurred in the prior period, along with an increase in the fair value of an asset held for sale in the current period. This decrease was partially offset by an other impairment expense incurred in the current period related to a product line rationalization.

Interest Expense

Interest expense of $18.1 million during the three months ended September 30, 2026 increased $0.4 million, or 2.3%, compared to the prior year period.

Other Expense, Net

Other expense was $0.4 million during the three months ended September 30, 2026, compared to the prior year period expense of $3.9 million. The decrease was attributed to pension costs incurred in the prior period and foreign currency losses in the prior period.

Income Taxes

A $2.6 million income tax expense in the three months ended September 30, 2026 resulted in an effective tax rate of 185.7% compared with 42.9% in the prior year period. The Company's effective tax rate for the quarter was impacted by mix of earnings and certain jurisdictions with a full valuation allowance.

Net Loss and Net Loss per Share

Net loss during the three months ended September 30, 2026 was $1.2 million, or $0.03 per diluted share, compared with net loss of $3.2 million, or $0.06 per diluted share, during the prior-year quarter.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net Sales, Cost of Products Sold, and Gross Profit

The following table presents Net sales, Cost of products sold, and Gross profit by segment (in millions):

	Nine Months Ended September 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Net sales
FAM	$608.5	$590.3	$18.2	3.1%
SAS	902.4	933.6	(31.2)	(3.3)%
Total Net sales	$1,510.9	$1,523.9	$(13.0)	(0.9)%

Cost of products sold
FAM	$469.7	$466.8	$2.9	0.6%	77.2%	79.1%
SAS	745.3	781.4	(36.1)	(4.6)%	82.6%	83.7%
Total Cost of products sold	$1,215.0	$1,248.2	$(33.2)	(2.7)%	80.4%	81.9%

Gross profit
FAM	$138.8	$123.5	$15.3	12.4%	22.8%	20.9%
SAS	157.1	152.2	4.9	3.2%	17.4%	16.3%
Total Gross profit	$295.9	$275.7	$20.2	7.3%	19.6%	18.1%

The following table presents components of change in net sales by segment for the nine months ended September 30, 2026 compared to 2025 (as a percentage of net sales):

	Percent Change in Net Sales
	FAM	SAS	Total
Volume/mix	1.2%	(7.1)%	(3.9)%
Sales associated with exited facilities	(1.4)	—	(0.5)
Total volume/mix	(0.2)	(7.1)	(4.4)
Selling price	2.1	2.9	2.5
Currency translation	1.2	0.9	1.0
Total percent change	3.1%	(3.3)%	(0.9)%

FAM segment net sales increased primarily due to higher selling prices, higher volume/mix, and favorable currency translation, partially offset by the impact from an exited facility.

SAS segment net sales decreased, reflecting lower volume/mix including the impact from the Menasha Tornado and in our Healthcare business, partially offset by higher selling prices and favorable currency translation.

FAM gross profit increased, reflecting favorable price vs. cost performance, favorable currency, and higher volume/mix.

SAS gross profit increased, reflecting favorable price vs. cost performance, partially offset by lower volume/mix, higher distribution and manufacturing costs, and unfavorable currency.

Nonmanufacturing Expenses

The following table presents nonmanufacturing expenses (in millions):

	Nine Months Ended September 30,			Percent Change	Percent of Net Sales
	2026	2025	Change		2026	2025
Selling and general expense	$166.2	$174.2	$(8.0)	(4.6)%	11.0%	11.4%
Research and development expense	15.2	18.6	(3.4)	(18.3)%	1.0%	1.2%
Intangible asset amortization expense	47.3	47.3	—	N.M.	3.1%	3.1%
Nonmanufacturing expenses	$228.7	$240.1	$(11.4)	(4.7)%	15.1%	15.8%

Nonmanufacturing expenses decreased due to lower selling and general expense and research and development expense, primarily as a result of actions taken under our organizational realignment initiative (the "Plan"). The actions for R&D were focused on project prioritization and resource optimization.

Restructuring and Other Impairment Expense

The following table presents restructuring and other impairment expense by segment (in millions):

	Nine Months Ended September 30,			Percent of Net Sales
	2026	2025	Change	2026	2025
Filtration & Advanced Materials	$3.9	$15.3	$(11.4)	0.6%	2.6%
Sustainable & Adhesive Solutions	0.5	1.5	(1.0)	0.1%	0.2%
Unallocated expenses	0.3	1.4	(1.1)
Total	$4.7	$18.2	$(13.5)	0.3%	1.2%

Restructuring and other impairment expenses decreased primarily due to higher impairment and severance charges incurred in the prior period, along with an increase in the fair value of an asset held for sale in the current period. This decrease was partially offset by an other impairment expense incurred in the current period related to a product line rationalization.

Interest Expense

Interest expense of $54.9 million during the nine months ended September 30, 2026 increased $0.8 million, or 1.5%, compared to the prior year period.

Other Income (Expense), Net

Other income was $0.6 million during the nine months ended September 30, 2026, compared to the prior year period expense of $4.2 million. The change was driven by foreign currency in both periods and pension costs incurred in the prior period, partially offset by gains on asset disposals in the prior period.

Income Taxes

An $8.8 million income tax expense in the nine months ended September 30, 2026 resulted in an effective tax rate of (1760.0)% compared with 3.2% in the prior year period. The Company’s effective tax rate was impacted by mix of earnings and certain jurisdictions with a full valuation allowance. In the prior period, a one-time valuation allowance benefit of $23.5 million offset by a valuation allowance expense of $8.5 million was recorded against certain deferred tax assets and liabilities, as well as a $411.9 million goodwill impairment not deductible for tax.

Net Loss and Net Loss per Share

Net loss during the nine months ended September 30, 2026 was $9.3 million, or $(0.18) per diluted share, compared to net loss of $438.2 million, or $(8.04) per diluted share, during the prior year period.

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

Cash Requirements

As of September 30, 2026, $72.7 million of the Company's $97.3 million of Cash and cash equivalents was held by foreign subsidiaries. Restricted cash of $4.2 million primarily represents retained contributions associated with our UK Pension scheme, the use of which is restricted to obligations related to the scheme. We believe our sources of liquidity and capital, including cash on-hand, cash generated from operations, our Revolving Facility, and our Receivables Sales Agreement (an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K), will be sufficient to finance our continued operations, our current and long-term growth plan, and dividend payments.

The following table presents summarized activity related to our cash flow (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operations	$117.4	$114.5
Investing	(27.0)	(23.0)
Financing	(76.8)	(87.8)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(1.9)	4.9
Net change in Cash and cash equivalents and Restricted cash	11.7	8.6
Cash and cash equivalents and Restricted cash at beginning of period	89.8	94.3
Cash and cash equivalents and Restricted cash at end of period	$101.5	$102.9

Net cash provided by operations increased $2.9 million to $117.4 million for the nine months ended September 30, 2026, compared with cash provided by operations of $114.5 million in the prior year. The increase was attributable to a lower net loss, adjusted for non-cash items, partially offset by unfavorable year-over-year movements in working capital related cash flows.

During the nine months ended September 30, 2026, net changes in operating working capital resulted in cash inflows of $11.9 million, compared to $35.3 million of inflows during the prior year period. The $23.4 million change was driven by outflows associated with inventory, partially offset by accounts payable and other current liabilities, and accrued income taxes.

Cash used in investing activities increased $4.0 million during the nine months ended September 30, 2026 compared to the prior year and was attributable to proceeds from sale of assets and cash received from settlement of swap contracts in the prior year, offset by lower capital spending in the current year.

Cash used in financing activities decreased $11.0 million during the nine months ended September 30, 2026 compared to the prior year. The decrease was attributable to the refinancing of the Company's Credit Agreement during April of 2026.

The Company presently believes the sources of liquidity discussed above are sufficient to meet our anticipated funding needs for the foreseeable future.

Dividend Payments

On November 4, 2026, we announced a cash dividend of $0.10 per share payable on December 18, 2026 to stockholders of record as of November 27, 2026. The Company is subject to covenants, discussed below, which require that we maintain certain financial ratios none of which under normal business conditions materially limit our ability to pay such dividends. We will continue to assess our dividend policy in light of our overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations and to pursue possible strategic opportunities.

Debt Instruments and Related Covenants

As of September 30, 2026, the Company had $976.4 million of total debt, $97.3 million of Cash and cash equivalents, $4.2 million of Restricted cash, and $276.2 million of undrawn capacity on its $305.0 million Revolving Facility. Per the terms of the Company's Amended Credit Agreement, net leverage was 3.8x at the end of the third quarter, versus a current maximum covenant ratio of 5.00x.

As of September 30, 2026, the Company’s nearest debt maturity is the 8.000% $400.0 million senior notes due October 1, 2029.

The following table presents activity related to our debt instruments for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025
Proceeds from long-term debt	$705.7	$64.0
Payments on long-term debt	(728.1)	(131.1)
Net payments from borrowings	$(22.4)	$(67.1)

The Company was in compliance with all of its covenants under the amended Credit Agreement at September 30, 2026. With the current level of borrowing and forecasted results, we expect to remain in compliance with our amended Credit Agreement financial covenants.

Our total debt to capital ratios, as calculated under the amended Credit Agreement, at September 30, 2026 and December 31, 2025 were 67.6% and 67.1%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposure at September 30, 2026 is consistent with, and not materially different than, the market risk and discussion of exposure presented under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We currently have in place systems relating to disclosure controls and procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed in periodic reports under the Securities Exchange Act of 1934, as amended. These disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions about required disclosure. Upon completing our review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred in the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

In August 2023, the Board of Directors authorized the repurchase of shares of Mativ Common Stock in an amount not to exceed $30.0 million. Under the current $30.0 million authorization, the Company repurchased 539,386 shares for $8.0 million cumulatively as of November 2, 2026.

The Company did not repurchase shares during the three months ended September 30, 2026, and the remaining amount of share repurchases currently authorized by our Board of Directors as of September 30, 2026 is $22.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the unaudited condensed consolidated statements of income (loss), (ii) the unaudited condensed consolidated statements of comprehensive income (loss), (iii) the unaudited condensed consolidated balance sheets, (iv) the unaudited condensed consolidated statements of changes in stockholders' equity, (v) the unaudited condensed consolidated statements of cash flows, and (vi) notes to unaudited condensed consolidated financial statements.

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

November 5, 2026

By:	/s/ Scott Minder
Scott Minder Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

November 5, 2026